Form 10-K
period 2021-09-30
LIVE VENTURES Inc
filed 2021-12-28
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed based on the closing sales price of such stock on March 31, 2021 was approximately $30,961,703.

The number of shares outstanding of the registrant’s common stock, as of December 13, 2021, was 1,582,334 shares.

DOCUMENTS INCORPORATED BY REFERENCE None

LIVE VENTURES INCORPORATED

FORM 10-K

For the year ended September 30, 2021

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
current federal regulatory issues;
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

Any information contained on our website (www.liveventures.com) or any other websites referenced in this Form 10-K should not be considered a part of this Form 10-K.

PART I

ITEM 1. Business

Our Company

The “Company,” “Live Ventures,” “we,” “our,” and “us” are used interchangeably to refer to Live Ventures Incorporated and its subsidiaries, as appropriate in the context.

Live Ventures Incorporated (Nasdaq: LIVE) (“Live Ventures” or the “Company”) is a rapidly-growing, diversified holding company with a strategic focus on value-oriented acquisitions of domestic middle-market companies. Live Venture’s acquisition strategy is industry agnostic, and focuses on well-run, closely-held businesses with a demonstrated track record of earnings growth and cash flow generation. The Company looks for opportunities to partner with management to build increased stockholder value through a disciplined buy-build-hold, long-term focused strategy. Live Ventures was founded in 1968 and refocused in 2011 under our CEO and strategic investor, Jon Isaac. The Company’s current portfolio of diversified operating subsidiaries includes companies in the textile, flooring, tools, steel, entertainment, and financial services industries

Our operating businesses are generally managed on a decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing, or human resources) and there is minimal involvement by the Company’s corporate headquarters staff in the day-to-day business activities of our operating businesses. Live Ventures’ corporate senior management team participates in and is ultimately responsible for significant capital allocation decisions, investment activities, and the selection of the Chief Executive Officer to head each of our operating businesses. Our senior management team is also responsible for establishing and monitoring Live Ventures’ corporate governance practices, monitoring governance efforts, including those at the operating businesses, and participating in the resolution of governance-related issues, as needed.

Available Information

Our website, located at www.liveventures.com, provides additional information about us. On our website, you can obtain, free of charge, this year's and prior year's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all of our other filings with the SEC. Recent press releases are also available on our website. Our website also contains important information regarding our corporate governance practices. Information contained on our website is not incorporated into this Annual Report on Form 10-K.

Products and Services

Retail Segment

Vintage Stock

Vintage Stock is an award-winning, specialty entertainment retailer with 63 storefronts across the Midwest and Southwest. Vintage Stock enjoys a wide customer base comprised of electronic entertainment enthusiasts, avid collectors, female gamers, children, seniors and more. Vintage Stock offers a large selection of entertainment products including new and pre-owned movies, video games, and music products, as well as additional products, such as books, comics, toys and collectibles—all available in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells and trades new and pre-owned movies, music, video games, electronics and collectibles through 35 Vintage Stock, 13 Movie Trading Company, 12 EntertainMart and 3 V-Stock retail locations strategically positioned across Arkansas, Colorado, Idaho, Illinois, Kansas, Missouri, Nebraska, New Mexico, Oklahoma, Texas, and Utah. Stores range in size from 3,000 square feet to as large as 46,000 square feet, depending on market draw and population density. In addition to offering a wide array of products, Vintage Stock also offers services to customers, such as rentals, special orders, disc and video game hardware repair and more. Vintage Stock sells its new and used movies, video games, music, and toys through http://www.vintagestock.com. Vintage Stock’s “Cooler Than Cash” program is its customer-reward program. When Vintage Stock customers bring in items to sell, they have two options: (i) sell their pre-owned products for cash or (ii) opt for store credit and receive a 50% bonus.

Vintage Stock sources its products through purchasing and trade-ins from customers as well as through distributors, including Ingram Entertainment Inc., Alliance Entertainment, LLC, Ingram Book Company LLC, and Diamond Comic Distributors, Inc.

ApplianceSmart

ApplianceSmart is a household appliance retailer in Columbus, Ohio with two product categories: one consisting of typical, commonly-available, innovative appliances, and the other consisting of affordable value-priced, niche offerings, such as close-outs, factory overruns, discontinued models, and special-buy appliances, including open box merchandise and others. One example of a special-buy appliance may be due to manufacturer product redesign, in which a current model is updated to include a few new features and is then assigned a new model number. Because many of the major manufacturers ship only the latest models to retailers, a large quantity of the previous models often remain in the manufacturers’ inventories. Special-buy appliances typically are not integrated into the manufacturers’ normal distribution channels and require a different method of management, which we provide. For many years, manufacturers relied on small appliance dealers to buy these specialty products to sell in their stores. However, today, small retailers are struggling to compete with large appliance chains as the ten largest retailers of major appliances account for more than 85% of the industry sales volume. At the same time, expansion of big-box retailers that sell appliances has created an increase in the number of special-buy units, further straining the traditional outlet system for these appliances. Because these special-buy appliances have value, manufacturers and retailers need an efficient management system to recover their worth.

There are no guarantees on the number of units any of the manufacturers will sell to us or the timing of any such sales. However, we believe purchases from these manufacturers will provide an adequate supply of high-quality appliances for our ApplianceSmart store.

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

Marketing

Vintage Stock. Vintage Stock markets its stores primarily via social media apps, including, but not limited to, individual store and corporate Facebook and Twitter accounts. We have an approximately 700,000-customer list for distribution of our digital new release catalog and promotion of online and brick and mortar sales and coupons. Vintage Stock also uses guerrilla marketing by partnering and setting up booths with movie theaters for blockbuster releases, various trade fairs, and school donations.

ApplianceSmart. Our ApplianceSmart store offers consumers a selection of hundreds of appliances. Our visual branding consists of an ample display of product, manufacturers’ signage and custom-designed ApplianceSmart materials. We advertise occasionally through television, radio, print media, social media and direct mail.

Our Market

Vintage Stock. According to the Entertainment Software Association (“ESA”), today’s video games provide rich, engaging entertainment for players across all platforms. The 2020 Essential Facts About the Computer and Video Game Industry Report (the “Video Game Industry Report”) underscores how video games have evolved into a mass medium, noting that over 164 million adults in the United States play video games, and three-quarters of Americans have at least one gamer in their household. In addition, an article on Dec 3, 2020 from the Entertainment Software Association shows the U.S. Video game industry in 2019 generated $90.3 billion in annual economic output.

According to the ESA, the following statistics show the benefits of video games. The average age of players has expanded to the 35-44 age group. This shows that growing numbers across age and gender are finding positive benefits of video game play. Sixty-four percent of American adults play video games, an increase from 45% in 2015. Eighty percent of players say video games provide mental stimulation and seventy-nine percent say they provide relaxation and stress relief. Video games are used to connect people and families. Sixty-five percent say they play online or in person with other players. More than half of parents say they play video games with their children.

Competition

Vintage Stock. Our industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. Competition is based on the ability to adopt new technology, aggressive franchising, establishment of brand names and quality of collections. We compete with mass merchants and regional chains; computer product and consumer electronics stores; other video game and PC software specialty stores; toy retail chains; direct sales by software publishers; and online retailers and game rental companies. We have, however, established a presence in areas where we believe that we can take a greater portion of market share. Video game products are also distributed through other methods, such as digital delivery. We also compete with sellers of pre-owned and value video game products. Additionally, we compete with other forms of entertainment activities, including casual and mobile games, movies, television, theater, sporting events and family entertainment centers.

ApplianceSmart. ApplianceSmart’s competition comes primarily from new-appliance and other special-buy retailers. Our ApplianceSmart store competes with local retail appliance chains, as well as with independently owned retailers. Many of these retailers have been in business longer than we and may have significantly greater assets. Many factors, including obtaining adequate resources to create and support the infrastructure required to operate large-scale appliance recycling and replacement programs, affect competition in the industry.

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

Since commencing operations in 1995, Marquis has built a strong reputation for outstanding value, styling, and customer service. Our innovation has yielded products and technologies that differentiate our brands in the flooring marketplace. Marquis’ state-of-the-art operations enable high quality products, unique customization, and exceptionally short lead-times.

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

At September 30, 2021, Marquis operated its business through eight brands, each specializing in a distinct area of the business. Marquis’ flooring source division is the largest of all of the brands. The following is a breakdown of each brand and the specialized products sold:

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

Marquis’s specialty print brands offer printed patterned carpet designed for commercial applications. Patterns are tailored to a variety of end uses, such as fun centers, movies theatres, hotels, casinos and corporate. All products are printed on high performance nylon and are soil and stain resistant.

Hard Surfaces

The Marquis and Gulistan Floorcoverings Surface product lineup includes products designed for both residential and commercial end uses. Marquis’s product offering has remained on the cutting edge of this rapidly evolving segment of the flooring industry and will continue to be an innovator in new technology and design. Marquis Hard Surface currently offers dry-back, click-and-lock luxury vinyl plank and hundreds of rolls of vinyl flooring.

Industry and Market

Marquis is an integrated carpet manufacturer and distributor of carpet and hard-surface flooring within a fragmented industry composed of a wide variety of companies from small privately held firms to large multinationals. In 2020, the U.S. floor covering industry had an estimated $26.7 billion in sales.

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

Our Market

Carpet and Rugs

The carpet and rug industry had shipments of $10.6 billion in 2020. The carpet and rugs industry has two primary markets, residential and commercial, with the residential market making up the largest portion of the industry. The industry has two primary sub-markets, replacement and new construction, with the replacement market making up the larger portion of the sub-markets. Approximately 59.5% of industry shipments are made in response to residential replacement demand.

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

The Carpet and Rug Institute (the “CRI”) is the national trade association representing carpet and rug manufacturers. Information compiled by the CRI suggests that the domestic carpet and rug industry is comprised of fewer than 100 manufacturers, with a meaningful percentage of the industry’s production concentrated in a limited number of manufacturers focused on the lower end of the price curve.

Hard Surfaces

Hard flooring surfaces, such as ceramic, luxury vinyl tile, hardwood, stone, and laminate, had shipments of $16.0 billion in 2020. As with carpet and rugs, the market is split between residential and commercial and replacement and new construction, with residential replacement being the largest segment of the market.

Competition

The North American flooring industry is highly competitive with an increasing variety of product categories, shifting consumer preferences and pressures from imported products, particularly in the rug and hard surface categories. Marquis competes with other flooring manufacturers and resellers. Marquis is a fully integrated carpet mill, and, as a result, is able to produce carpet at the lowest cost possible for its target price point. Marquis is a one-stop shop for soft and hard surface products, allowing its customers to save time and receive exceptional service. Marquis offers innovative products and has quick turnaround times, turning a new product in two weeks from order to delivery. The principal methods of competition are service, quality, price, product innovation and technology. Marquis’ lean operating structure, plus investments in manufacturing equipment, computer systems and marketing strategy, contributes to its ability to provide exceptional value on the basis of performance, quality, style and service.

Raw Materials and Suppliers

We believe that we will have access to an adequate supply of raw material on satisfactory commercial terms for the foreseeable future, as we are not dependent on any single supplier. Raw materials and labor availability are expected to be very tight through 2022. While we expect to receive adequate supply to service customers, there is potential for extended lead times on delivery.

Customers

Marquis sells products to flooring dealers, home centers, other flooring manufacturers and directly to commercial end-users. The majority of sales are to a network of flooring dealers across several different end markets, geographies, and product lines. Management believes that the dealer market is the most profitable market for its products because it’s a diversified customer base that values innovation, style, and service. Dealer networks typically allow Marquis to achieve higher margin, lower volume accounts.

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

Marketing

Marquis has a team of 46 full-time salespeople, who deepen customer relationships throughout its markets.

Steel Manufacturing Segment

Precision Industries, Inc.

The Company acquired Precision Industries, Inc. (“Precision Marshall”) in July 2020. Precision Marshall is the North American leader in providing and manufacturing pre-finished de-carb-free tool and die steel. For nearly 75 years, Precision Marshall has served steel distributors through quick and accurate service. Precision Marshall has led the industry with exemplary availability and value-added processing that saves distributors time and processing costs.

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

Products

Deluxe Alloy Plate

Precision Marshall provides three alloy plate products in sizes from 1/4 inch to 8 inches in thickness. These de-carb-free heat treated, and annealed plates are square and within a .020 tolerance on the surface allowing distributors to save cutting time, kerf loss and machining time

Deluxe Tool Steel Plate

Offering six different grades from 1/4 inch to 8 inches in thickness commonly used in the tooling industry, these square decarb-free, pre-heat-treated plates are finished to .020, to provide distributors with the perfect plate to service their customers

Precision Ground Flat Stock

Over 4,000 size/grade combinations across ten grades of tool steel, alloy and stainless steel are available every day and shipped the same day out of Precision Marshall national distribution center in Bolingbrook, Illinois over 99% of the time. These flat bars are finished to a 32 RMS finish within an.001 tolerance on the surface and are produced and available off the shelf in 18, 24, 36, and 72 inch and one-meter lengths. Custom, special tolerance items are made to order and typically shipped in three calendar days or less.

Drill Rod

Eight grades with over 800 diameter/grade combinations of polished round bars in lengths of 36, 72, and 144 inches are available for immediate shipment from the national distribution center.

Industry and Market

Precision Marshall is a fully-integrated manufacturer of the above-mentioned steel products. Precision Marshall provides steel service centers and distributors with immediate availability, allowing customers to have access to all sizes and grades without having to make an inventory investment. Precision Marshall only sells to distributors and steel service centers and has a strict policy of not selling to end-users. The tool steel market is a niche market within the steel industry. This industry of more refined use grades and tolerances boasted just over $115 million of sales in 2020.

Our Market

Deluxe Alloy Plate

In 2020, the Alloy Plate Industry through distribution had sales of approximately $21.4 million in North America providing steel for molds and tooling across virtually all manufacturing segments with a dominance in the automobile industry. The alloy plate trade named “Marshalloy” comes in Heat Treat, Annealed and the superior proprietary mold quality which provides tighter chemistry and higher machine and polish ability.

Deluxe Tool Steel Plate

The Tool Steel Plate Market had sales in North America of approximately $41.3 million in 2020. These pre-heat-treated plates are commonly used to make tools, dies and industrial knives used in a variety of industries with a dominance in automotive.

Precision Ground Flat Stock

The Precision Ground Flat Stock market has sales of approximately $32.9 million in 2020. These refined tool steel, alloy and stainless flat bars are used to make tools, dies, holder blocks and industrial knives across all North American Manufacturing categories. Offering tight tolerances and a line ground finish, this product saves tool and die makers time and money by the off-the-shelf product being closer to the finished tool, die or industrial knife.

Drill Rod

Drill Rod had sales of approximately $11.6 million in 2020. These tight tolerance pre-hardened round bars below two inches in diameter are used in punching presses and screw applications.

Competition

The tool and die steel markets in North America is highly competitive and requires a high investment in inventory, manufacturing, and service infrastructure. There are several long-standing competitors in each product segment. Precision Industries competes through speed of service by having high inventory availability and an easy to purchase customer experience.

Raw Material and Suppliers

There are a limited number of suppliers in the world market across each product category. Precision Marshall has developed a strength by securing a dedicated supply chain across several of its product offerings. Precision Marshall works with almost all the highly specialized providers and has more than adequate sourcing options.

Sales, Marketing, and Distribution

Precision Marshall has two distribution centers that hosts its products. The national distribution center is strategically located and can service the tooling hub of the Midwest. The Company manufactures all products and holds the inventory for the Deluxe Alloy and Deluxe Tool Steel plate products at its corporate headquarters in Washington, Pennsylvania. Precision Marshall has more than 19 people selling, marketing, and distributing its products.

Corporate and Other Segment

Our corporate and other segment consists of certain corporate general and administrative costs, Salomon Whitney LLC (“SW Financial”), a variable interest entity (“VIE”), and operations of certain legacy product and service offerings for which we are no longer accepting new customers.

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

We estimate that reliance upon trade secrets and unpatented proprietary know-how will continue to be our principal method of protecting our trade secrets and other proprietary technologies. We generally own (or have permissive licenses for) the intellectual property provided by third-party contractors, even though we hire such contractors to help develop our proprietary software and to provide various fulfillment services. Our proprietary software is not significantly dependent on any third-party software, although our software does utilize open-source code. Notwithstanding the use of this open-source code, we do not believe our usage requires public disclosure of our own source code nor do we believe the use of open-source code will have a material impact on our business.

We register some of our product names, slogans and logos in the United States. In addition, we require our employees, contractors and many of those with whom we have business relationships to sign non-disclosure and confidentiality agreements. Neither intellectual property laws, contractual arrangements, nor any of the other steps we have taken to protect our intellectual property, can ensure that third parties will not exploit our technologies or develop similar technologies.

Our proprietary publishing system provides an advanced set of integrated tools for design, service, and modifications to support our mobile web app services. Our mobile web app builder software enables easy and efficient design, end user modification and administration, and includes a variety of other tools accessible by our team members.

Human Capital Resources

As of September 30, 2021, we had approximately 1,253 employees, of whom approximately 897 were full-time employees, in the United States. Collective bargaining agreements covering approximately 40 employees at Precision Marshall were successfully renegotiated during 2021 without a work stoppage, and were extended to 2026. We believe that we have a good relationship with both our unionized and non-unionized employees. We recognize that attracting, motivating and retaining talent at all levels is vital to continuing our growth and success. We offer industry-competitive wages and benefits; we are committed to maintaining a workplace environment that promotes employee productivity and satisfaction.

ITEM 1A. Risk Factors

The following are certain risks that could affect our business and our results of operations. The risks identified below are not all encompassing but should be considered in establishing an opinion of our future operations.

RISKS RELATING TO OUR COMPANY GENERALLY

The ongoing outbreak of COVID-19 has been declared a pandemic by the World Health Organization; it continues to spread and mutate within the United States and many other parts of the world; and, it will likely have a material adverse effect on our business operations and prospects, financial condition, liquidity, cash flow, profitability and results of operations generally.

As the outbreak of the novel strain of coronavirus (COVID-19) continues both in the U.S. and globally, there has been significant volatility in the financial markets, as well as the adoption of emergency legislation (in the U.S. and globally) to address the negative physical, psychological, and financial impacts of the pandemic. The severity, magnitude, and duration of the current COVID-19 pandemic is uncertain, rapidly changing, and hard to predict. These uncertainties include, but are not limited to, the continued disruptive effect of the pandemic on the economy, our supply chain partners, our employees and customers, customer sentiment in general, traffic within shopping centers, and our stores. As the pandemic continues with new mutations of the virus making headlines every few months, consumer fear about contracting COVID-19 and recommendations or mandates from federal, state, and local authorities to avoid large gatherings of people or to self-quarantine may increase. For example, these mandates have already affected, and may continue to affect, traffic to many Vintage Stock stores. During our 2020 fiscal year, in response to the crisis and as a result of government mandates, Vintage Stock’s stores were closed on average 45 days. In addition, a COVID-19 outbreak could cause Marquis Industries or Precision to shut down one or more production plants, resulting in reduced capacity and possible delivery delays. Further, continued impacts of the pandemic could materially adversely affect our near-term and long-term revenues, earnings, liquidity, and cash flows, and may require significant actions in response, including, but not limited to, employee furloughs, reduced store hours, store closings, reductions in budgeted expenses, or discounting of pricing of our products, all in an effort to mitigate such impacts. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the outbreak within the U.S., the impact on capital and financial markets, and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. Due to the speed with which the COVID-19 situation continues to change, the breadth of its spread and the range of governmental, and community reactions, uncertainty around its duration and ultimate impact remains; therefore, any negative impact on our business, financial condition (including without limitation our liquidity), results of operations, prospects, and cash flows cannot be reasonably estimated at this time; but, the COVID-19 pandemic could lead to extended disruption of economic activity with an impact on our business, financial condition, results of operations, cash flows, and workforce availability likely to be material.

Our results of operations could fluctuate due to factors outside of our control.

Our operating results have historically fluctuated significantly, and we could continue to experience fluctuations or revert to declining operating results due to factors that may or may not be within our control. Such factors include the following:

•
fluctuating demand for our products and services;
•
changes in economic conditions and the amount of consumers’ discretionary spending;
•
changes in technologies favored by consumers;
•
the effect of the Chapter 11 Case on the Company and on the interests of various constituents;
•
customer refunds or cancellations;
•
our ability to continue to bill our customers through existing means;
•
market acceptance of new or enhanced versions of our services or products;
•
new product offerings or price competition (or pricing changes) by us or our competitors;

•
with respect to our retail segment, the opening of new stores by competitors in our markets;
•
with respect to our manufacturing segment, changes in import tariffs;
•
the amount and timing of expenditures for the acquisition of new businesses and the expansion of our operations, including the hiring of new hiring of new employees, capital expenditures, and related costs (including wage cost increases due to historically low unemployment);
•
recent steep increases at the consumer-level (CPI), including rising prices for gasoline, may dampen consumer spending at our retail establishments;
•
technical difficulties or failures affecting our systems in general;
•
the fixed nature of a significant amount of our operating expenses; and

Our obligations under our consolidated indebtedness are significant.

As of September 30, 2021, we had approximately $58.2 million of total consolidated indebtedness outstanding consisting of (in 000's):

Encina Business Credit Revolver Loan	12,735
Texas Capital Bank Revolver Loan	8,794
Encina Business Credit Term Loan	1,319
Note Payable to the Sellers of Vintage Stock	4,200
Note #3 Payable to Banc of America Leasing & Capital LLC	1,320
Note #4 Payable to Banc of America Leasing & Capital LLC	406
Note #5 Payable to Banc of America Leasing & Capital LLC	1,985
Note #6 Payable to Banc of America Leasing & Capital LLC	618
Note #7 Payable to Banc of America Leasing & Capital LLC	4,121
Note #8 Payable to Banc of America Leasing & Capital LLC	2,943
Equipment loans	700
Note payable to the Sellers of Precision Marshall	2,500
Note Payable to Store Capital Acquisitions, LLC	9,209
Note payable to individual, interest at 11% per annum, payable on a 90 day written notice, unsecured	207
Note payable to individual, interest at 10% per annum, payable on a 90 day written notice, unsecured	500
Note payable to individual, noninterest bearing, monthly payments of $19 through March 2023, unsecured	472
Note payable to individual, interest at 7% per annum, five-year notes, unsecured	198
Note payable RSSI/(VSSS)	130
Notes payable to private parties, interest at 7% per annum	1,833
Total notes payable	54,190

Isaac Capital Group, LLC	2,000
Spriggs Investments, LLC	2,000
Total notes payable to related parties	4,000

Total indebtedness	$58,190

These financial obligations may have significant negative consequences for us, including:

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

We have expanded our Company over the past few years through the acquisition of different businesses in different industries. We intend to acquire additional businesses (possibly in different sectors) in the future. Significant expansion of our present operations will be required to capitalize on potential growth in market opportunities, will require us to add additional management personnel, and will require us to continue to upgrade our financial and management systems and controls and information technology infrastructure. Any further expansion will also place a significant strain on our existing management, operational, and financial resources. In order to manage our growth, we will need to continue to implement and improve our operational, marketing, and financial systems; to expand existing operations; to attract and retain superior management and personnel; and to train, manage, and expand our employee base. There is no assurance that we will be able to expand our operations effectively, as our systems, procedures and controls may be inadequate to support our expanded operations, and our management may fail to implement our business plan successfully.

We may not be able to secure additional capital to expand our existing operations.

Although we currently have no material long-term need for capital expenditures at our existing operating subsidiaries, we will likely be required to make increased capital expenditures to fund our anticipated growth of operations, infrastructure, and personnel. In the future, we may need to seek additional capital through the issuance of debt (including convertible debt) or equity, depending upon the results of our operations, market conditions, or unforeseen needs or opportunities. Our future liquidity and capital requirements will depend on numerous factors, including:

•
the pace of expansion of our operations;
•
our response to competitive pressures; and
•
future acquisitions of complementary products, technologies or businesses.

The sale of equity or convertible debt securities could result in additional dilution to existing stockholders. There is no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

We have identified and disclosed in this Form 10-K material weaknesses in our internal control over financial reporting. If we are not able to remediate these material weaknesses and maintain an effective system of internal controls, we may not be able to or timely report our financial results accurately, which could cause our stock price to fall or result in our stock being delisted from the Nasdaq Capital Market.

We need to devote significant resources and time to comply with the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) with respect to internal control over financial reporting. In addition, Section 404 under Sarbanes-Oxley requires that we assess the design and operating effectiveness of our controls over financial reporting that are necessary for us to provide reliable and accurate financial reports.

As reported in Part II – Item 9A, Controls and Procedures, there were material weaknesses in our internal controls over financial reporting at September 30, 2021. Specifically, management’s assessment concluded that the Company has the following material weaknesses: (a) lack of sufficient controls around the financial reporting process; (b) lack of proper segregation of duties within the financial reporting process; and (c) lack of evaluation of internal controls.

We expect our systems and controls to become increasingly complex to the extent that we integrate acquisitions and as our business grows. To manage our Company effectively today and with this anticipated complexity, we need to remediate these material weaknesses and continue to improve our operational, financial, and management controls and our reporting systems and procedures. Any failure to remediate these material weaknesses and implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results, cause us to fail to meet our financial reporting obligations, or make it more difficult to raise capital (or, if we are able to raise such capital, increase the cost of such capital), any one or more of which could adversely affect our business and/or jeopardize our listing on the Nasdaq Capital Market, which would harm our stock price.

Our failure to comply with various applicable federal and state employment and labor laws and regulations could have a material, adverse impact on our business.

Various federal and state employment and labor laws and regulations govern our relationships with our employees. These laws and regulations relate to matters, such as employment discrimination, wage and hour laws, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules, healthcare laws and regulations (including with respect to the COVID-19 pandemic), and anti-discrimination and anti-harassment laws. Complying with these laws and regulations subjects us to substantial expense and non-compliance could expose us to significant liabilities. We could suffer losses from these and similar cases, and the amount of such losses or costs could be significant. In addition, several states and localities in which we operate (as well as the federal government) have from time-to-time enacted minimum wage increases, changes to eligibility for overtime pay, changes to paid sick leave, changes to mandatory vacation accruals, and changes to other similar requirements. These changes have increased our labor costs and may have a further negative impact on our labor costs in the future.

A significant number of our employees are paid at rates related to the applicable minimum wage. Federal, state and local proposals that increase minimum wage requirements or mandate other employee matters will likely, to the extent implemented, materially increase our labor and other costs. Several states in which we operate have approved minimum wage increases that are above the federal minimum. As more jurisdictions implement minimum wage increases, our labor costs will continue to increase. Our ability to respond to minimum wage increases by increases in our prices depends on the willingness of our customers to pay higher prices and our perceived value relative to our competitors. Our distributors and suppliers could also be affected by higher minimum wages, benefit standards, and compliance costs, which would result in higher costs for goods and services that they supply to us.

We may not be able to protect our intellectual property rights adequately.

Our success depends both on our internally developed technology and licensed third-party technology. We rely on a variety of trademarks, service marks, and designs to promote our brand names and identity. We also rely on a combination of contractual provisions, confidentiality procedures, and trademark, copyright, trade secrecy, unfair competition, and other intellectual property laws to protect the proprietary aspects of our products and services. The commercially reasonable steps we take to protect our intellectual property rights may not be adequate to protect our intellectual property and may not prevent our competitors from gaining access to our intellectual property and proprietary information. In addition, we cannot provide assurance that courts will always uphold our intellectual property rights or enforce the contractual arrangements that we have entered into to obtain and protect our proprietary technology.

Third parties, including our partners, contractors, or employees may infringe or misappropriate our copyrights, trademarks, service marks, trade dress, and other proprietary rights. Any such infringement or misappropriation could have a material adverse effect on our business operations and prospects, financial condition, liquidity, cash flow, profitability, and results of operations generally. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights, which may result in the dilution of the brand identity of our services and the pricing of our services.

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
•
attempt to obtain a license from the holder of the intellectual property right alleged to have been infringed or misappropriated, which license may not be available on reasonable terms, if at all; and
•
attempt to redesign or, in the case of trademark claims, rename our products or services to avoid infringing or misappropriating the intellectual property rights of third parties, which may be costly and time-consuming.

Even if we were to prevail, such claims or litigation could be time-consuming and expensive to prosecute or defend and could result in the diversion of our management’s time and attention. These expenses and diversion of managerial resources could have a material adverse effect on our business operations and prospects, financial condition, cash flow, profitability, and results of operations generally.

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

The defense and prosecution, if necessary, of intellectual property suits, interference proceedings, and related legal and administrative proceedings can become very costly and may divert our technical and management personnel from their normal responsibilities. We may not prevail in any of these suits or proceedings. An adverse determination of any litigation or defense proceedings could require us to pay substantial compensatory and exemplary damages, could restrain us from using critical technologies, business methods or processes, and could result in us losing, or not gaining, valuable intellectual property rights.

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

Also, the interpretation and enforcement of data protection laws in the United States are uncertain and, in certain circumstances, contradictory. These laws may be interpreted and enforced in a manner that is inconsistent with our policies and practices. If we are subject to data security breaches or government-imposed fines, we may have a loss in sales or be forced to pay damages or other amounts, which could adversely affect profitability, or be subject to substantial costs related to compliance.

Tax matters, including the changes in corporate tax rates, disagreements with taxing authorities and imposition of new taxes could impact our results of operations and financial condition.

We are subject to income and other taxes in the U.S. and our operations, plans and results are affected by tax and other initiatives.

We are also subject to regular reviews, examinations, and audits by the Internal Revenue Service and other taxing authorities with respect to our tax filings. Although we believe our tax estimates are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties. There can be no assurance that payment of such additional amounts upon final adjudication of any disputes will not have a material impact on our results of operations and financial position.

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

On February 21, 2018, the Company received a subpoena from the SEC and a letter from the SEC that provided that the SEC was conducting an investigation. The subpoena requested documents and information concerning, among other things, the restatement of the Company’s financial statements for the quarterly periods ended December 31, 2016, March 31, 2017, and June 30, 2017; the acquisition of Marquis Industries, Inc., Vintage Stock, Inc., and ApplianceSmart, Inc.; as well as the change in auditors in 2021. On August 12, 2020, three of the Company’s corporate executive officers (together, the “Executives”) each received a “Wells Notice” from the Staff of the SEC relating to the Company’s SEC investigation. On October 7, 2020, the Company received a “Wells Notice” from the Staff of the SEC relating to the Company’s previously-disclosed SEC investigation. The Wells Notices relate to, among other things, the Company’s reporting of its financial performance for its fiscal year ended September 30, 2016, certain disclosures related to executive compensation, and its previous acquisition of ApplianceSmart. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. The Wells Notices informed the Company and the Executives that the SEC Staff has made a preliminary determination to recommend that the SEC file an enforcement action against the Company and each of the Executives that would allege certain violations of the federal securities laws. The Company intends to vigorously defend against any and all allegations brought forth.

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

The Company continues to assert that the SEC’s pursuit of this matter will not result in any benefit to investors and instead will only serve as a distraction from our core business. On October 1, 2021, the Company, filed a motion with the court to dismiss the complaint. The SEC filed its response opposing the motions on November 1, 2021. The defendants filed their reply responses to the SEC’s opposition on November 15, 2021. The motions to dismiss are now under submission and the court has not yet scheduled a hearing date. Pursuant to the automatic stay of proceedings under the Private Securities Litigation Reform Act, all discovery has been stayed pending the motions to dismiss.

RISKS RELATED TO OUR BUSINESS STRATEGY

We may not be able to identify, acquire or establish control of, or effectively integrate previously acquired businesses, which could materially adversely affect our growth.

As part of our business strategy, we intend to pursue a wide array of potential strategic transactions, including acquisitions of new businesses, as well as strategic investments and joint ventures. Although we regularly evaluate such opportunities, we may not be able to identify suitable acquisition candidates or investment opportunities successfully, obtain sufficient financing on acceptable terms or at all to fund such strategic transactions, complete any such acquisitions and integrate the acquired businesses with our existing businesses, or manage profitable acquired businesses or strategic investments.

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

Our growth strategy is to acquire companies and identify and acquire assets and technologies from companies in various industries that have a demonstrated history of strong earnings potential. The process to undertake a potential acquisition is time-consuming and costly. We expend significant resources to undertake business, financial, and legal due diligence on our potential acquisition target and there is no guarantee that we would acquire a target company after we complete due diligence.

Our acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities or convertible debt securities, significant write-downs of goodwill[dv1] [LV2] , and other intangible assets and exposure to undisclosed or potential liabilities of the acquired companies. To the extent that the goodwill arising from the acquisitions carried on the financial statements does not pass the annual goodwill impairment test, excess goodwill will be charged to, and reduce, future earnings.

Because we do not intend to use our own employees or members of management to run the daily operations at our acquired companies, business operations might be interrupted if employees at the acquired businesses were to resign, or be terminated.

As part of our acquisition strategy, we do not use our own employees or members of our management team to operate the acquired companies. Key members of management at these acquired companies have been in place for several years and have established relationships with their customers. Competition for executive-level personnel is strong and we can make no assurance that we will be able to retain these key members of management for any period of time. Although we have entered into employment agreements with certain of these key members of management and provided incentives to stay with the business after it has been acquired, if such key persons were to resign, we might face impairment of relationships with remaining employees or customers, which might cause long-term customers to terminate their relationships with the acquired companies, which may, in turn, materially adversely affect our business, financial condition, and results of operations.

RISKS RELATED TO OUR RETAIL SEGMENT

Vintage Stock

Economic conditions in the U.S. could adversely affect demand for the products we sell.

Sales of products by Vintage Stock are driven, in part, by discretionary spending by consumers. Consumers are typically more likely to make discretionary purchases, including purchasing movies, games, music, and other discretionary products when there are favorable economic conditions. Consumer spending may be affected by many economic factors outside of our control, such as a decline in consumer confidence in current and future economic conditions, levels of employment, , consumer debt levels, and inflation. These and other economic factors could negatively impact our business, results of operations and financial condition.

The video game industry is cyclical and affected by the introduction of next-generation consoles, two of which were released in Fall 2020. The introduction of these new consoles could negatively impact the demand for existing products or Vintage Stock’s pre-owned business model.

The video game industry is cyclical in nature because of the introduction and maturation of new technology: Two new consoles were introduced in November 2020; following the introduction of the new video game consoles, sales of these consoles and related software and accessories generally increase due to initial demand, while sales of older platforms and related products generally decrease as customers migrate to the new platforms. There is a shortage of new consoles and there is no guaranty that Vintage Stock will receive any of these new consoles to sell to its customers, or, if it does receive any of these new consoles to sell, that Vintage Stock will receive enough inventory to meet customer demand. If the new video game consoles are not successful, or the developers of video games do not make games to play on these new consoles, or there are no games that the public finds interesting to play, Vintage Stock’s sales of new video game products could decline. In addition, some of the new consoles are “backwards compatible,” meaning that games on the prior generation consoles may also be played on these new consoles. As a result, our customers may not be incentivized to sell to us or trade in their older games, resulting in less used product that we would like to obtain, which reduction could negatively impact Vintage Stock’s pre-owned business and, in turn, could have a negative impact on our business, results of operations, financial condition, cash flow, and liquidity.

Technological advances in the delivery and types of video, video games and PC entertainment software, as well as changes in consumer behavior related to these new technologies, could lower Vintage Stock’s sales

While it is currently possible to download video, video game content, and music to the current generation of video and gaming systems, downloading is somewhat constrained by bandwidth capacity and video game and movie file sizes. However, broadband speeds are increasing and downloading technology is becoming more prevalent and continues to evolve rapidly. The current game consoles from Sony, Microsoft, and Nintendo have facilitated download technology. If these consoles and other advances in technology continue to expand our customers’ ability to access and download the current format of video, music and games and incremental content from their games and videos through these and other sources, our customers may no longer choose to purchase videos, DVDs, video games and music in our stores or they may reduce their purchases in favor of other forms of video, digital, and game delivery. As a result, our sales and earnings could decline.

Vintage Stock may not compete effectively as browser, mobile and social video viewing and gaming becomes more popular.

Listening to music, gaming, and viewing video and digital content continues to evolve rapidly. The popularity of browser, mobile and social viewing and gaming have increased greatly, and this popularity is expected to continue to grow. Browser, mobile and social video viewing, listening to music and gaming are accessed through hardware other than the game consoles and traditional hand-held video and game devices we currently sell. If there is continued growth in popularity of browser, mobile and social viewing and gaming, our financial position, results of operations, cash flows and liquidity could be impacted negatively.

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

These risks and uncertainties could significantly affect its business and operations in various ways. For example, negative publicity or events associated with the Chapter 11 Case could adversely affect ApplianceSmart’s relationships with its vendors and employees, as well as with customers, which in turn could adversely affect its operations and financial condition. Also, pursuant to the Bankruptcy Code, ApplianceSmart requires Bankruptcy Court approval for transactions outside the ordinary course of business, which may limit its ability to respond to certain events in a timely manner or take advantage of certain opportunities. Because of the risks and uncertainties associated with the Chapter 11 Case, we cannot predict or quantify the ultimate impact that events occurring during the pendency of the Chapter 11 Case will have on ApplianceSmart’s or the Company’s consolidated business, financial condition, results of operations, or the certainty as to ApplianceSmart’s ability to continue as a going concern. As a result of the Chapter 11 Case, realization of assets and liquidation of liabilities are subject to uncertainty. While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, ApplianceSmart may sell or otherwise dispose of a portion or all of its assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in its consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

ApplianceSmart’s businesses could suffer from a long and protracted restructuring.

ApplianceSmart’s future results are dependent upon the successful confirmation and implementation of a Chapter 11 plan of reorganization. Failure to obtain this approval in a timely manner could adversely affect ApplianceSmart’s operating results and cash flows, as its ability to obtain financing to fund its operations may be adversely affected by protracted bankruptcy proceedings. If a protracted reorganization or liquidation were to occur, there is a significant risk that ApplianceSmart’s enterprise value would be substantially eroded to the detriment of all stakeholders.

Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities of ApplianceSmart that will be subject to the plan of reorganization. Even if a plan of reorganization were approved and implemented, its operating results and cash flows may be adversely affected by the possible reluctance of prospective lenders to do business with a company that may have recently emerged from bankruptcy.

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

•
buy or sell assets outside the ordinary course of business; and

•
borrow funds for its operations, investments or other capital needs or to engage in other business activities that would be in its or our best interest.

Sufficient debtor-in-possession financing may not be available and ApplianceSmart’s emergence from the Chapter 11 Case is not assured.

If cash flows and borrowings under any debtor-in-possession financing are not sufficient to meet ApplianceSmart’s liquidity requirements, it is uncertain whether it would be able to reorganize its business. The amount that will be available for distributions to its creditors and other holders of claims against and interests in ApplianceSmart and its business, including holders of secured claims, in connection with its reorganization and consummation of a plan of reorganization is uncertain. ApplianceSmart will likely incur significant costs in connection with developing and seeking approval of a plan of reorganization, and financing, which may not be supported by certain of its stakeholders. If ApplianceSmart were unable to develop a feasible plan of reorganization, or were unable to gain access to financing to operate its business during the Chapter 11 Case, it is possible that ApplianceSmart would have to liquidate a portion or all of its assets, in which case it is likely that holders of claims would receive substantially less favorable distributions than they would receive if ApplianceSmart were to emerge as a viable, reorganized business.

Our senior management team and other key personnel may not be able to execute the ApplianceSmart business plan as currently developed, given the substantial attention required of such individuals by the Chapter 11 Case.

The execution of the ApplianceSmart business plan also depends on the efforts of its senior management team and other key personnel to execute the ApplianceSmart business plan. Such individuals may be required to devote significant efforts to the prosecution of the Chapter 11 Case, thereby potentially impairing their abilities to execute the ApplianceSmart business plan and the business plan of the Company generally. Accordingly, ApplianceSmart’s business plan may not be implemented as anticipated, which may cause its financial results to deviate materially from the current projections.

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

Upon a showing of cause, the Bankruptcy Court may convert ApplianceSmart’s Chapter 11 Case to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate

ApplianceSmart’s assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to ApplianceSmart’s creditors than those provided for under a Chapter 11 proceeding because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time, rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

ApplianceSmart’s, and our consolidated, financial results may be volatile and may not reflect historical trends.

While in Chapter 11, we expect that ApplianceSmart’s, and our consolidated, financial results may be volatile, as asset impairments and dispositions, restructuring activities, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements. As a result, ApplianceSmart’s historical financial performance may not be indicative of its financial performance after the Commencement Date. In addition, if ApplianceSmart emerges from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements as a result of revisions to ApplianceSmart’s operating plans pursuant to a plan of reorganization. Moreover, if ApplianceSmart emerges from Chapter 11, we may be required to adopt fresh-start accounting. If fresh-start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh-start reporting date. The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. If fresh-start accounting is required, our financial results after the application of fresh-start accounting may be materially different from historical trends.

ApplianceSmart may not have sufficient cash to maintain its operations during the Chapter 11 Case or fund its emergence from the bankruptcy.

Because of ApplianceSmart’s financial condition, it will have heightened exposure to, and less ability to withstand, the operating risks that are customary in its industry, such as fluctuations in raw material prices and, indirectly, currency exchange rates. Any of these factors could result in the need for substantial additional funding. A number of other factors, including the Chapter 11 Case, ApplianceSmart’s financial results in recent years, and the competitive environment it faces, adversely affect the availability and terms of funding that might be available to ApplianceSmart during, and upon emergence from, Chapter 11. As such, ApplianceSmart may not be able to source capital at rates and terms acceptable to it, or at all, to fund its current operations or our exit from bankruptcy. The inability to obtain necessary additional funding on acceptable terms would have a material adverse impact on ApplianceSmart and on its ability to sustain its operations, both currently and upon emergence from bankruptcy.

A disruption in ApplianceSmart’s relationships with, or in the operations of, any of ApplianceSmart’s key suppliers could cause ApplianceSmart’s, and our, net sales and profitability to decline.

The success of ApplianceSmart’s business and growth strategy depends to a significant degree on the availability of open box and “b-line” product from its suppliers. ApplianceSmart does not have long-term supply agreements or exclusive arrangements with any of its suppliers. ApplianceSmart typically orders its inventory through the issuance of individual purchase orders to vendors, allowing ApplianceSmart to remain selective of the quality and type of product it purchases. ApplianceSmart has no contractual assurance of the continued supply of merchandise in the amount and assortment currently offered to its customers and may be subjected to rationing by suppliers. In addition, ApplianceSmart relies heavily on a relatively small number of suppliers.

ApplianceSmart’s suppliers also provide it with specific types of marketing allowances and volume rebates. Failure by ApplianceSmart to continue to meet the threshold for volume rebates of discontinuance or modification by its suppliers of these incentives could have a materially adverse effect on the breadth at which the Company can achieve brand awareness that translates to net sales.

The financial condition of ApplianceSmart’s suppliers may also adversely affect their access to capital liquidity with which to maintain their inventory, production levels, and product quality and to operate their businesses, all of which could adversely affect its supply chain. Negative impacts on the financial condition of any of ApplianceSmart’s suppliers may cause suppliers to reduce their offerings of customer incentives and vendor allowances, cooperative marketing expenditures and product promotions. It may also cause them to change their pricing policies, which could impact the demand for their products.

Risk Factors Specific to Both ApplianceSmart and Vintage Stock

As a seller of certain consumer products, Vintage Stock and ApplianceSmart are subject to various federal, state, and local laws, regulations, and statutes related to product safety and consumer protection.

While Vintage Stock and ApplianceSmart take steps to comply with these laws, there can be no assurance that they will be in compliance, and failure to comply with these laws could result in penalties that could have a negative impact on their respective businesses, financial condition, and results of operations, cash flows and liquidity. Each of them may also be subject to involuntary or voluntary product recalls or product liability lawsuits. Direct costs or reputational damage associated with product recalls or product liability lawsuits, individually or in the aggregate, could have a negative impact on future revenues and results of operations, cash flows and liquidity.

International events could delay or prevent the delivery of products to our suppliers.

Some of Vintage Stock’s and ApplianceSmart’s suppliers rely on foreign sources to manufacture a portion of the products or raw materials that we purchase from them. As a result, any event causing a disruption of imports, including natural disasters or the imposition of import restrictions or trade restrictions in the form of tariffs or quotas, could increase the cost and reduce the supply of products available to Vintage Stock and ApplianceSmart, which could lower their sales and profitability and, indirectly, ours.

If we are unable to renew or enter into new leases on favorable terms, our revenue growth may decline.

All of Vintage Stock’s and ApplianceSmart’s retail stores are located in leased premises. If the cost of leasing existing stores increases, neither entity can be certain that either will be able to maintain their respective existing store locations as leases expire. In addition, neither entity may be able to enter into new leases on favorable terms or at all, or may not be able to locate suitable alternative sites or additional sites for new store expansion in a timely manner. Their revenues and earnings may decline if they fail to maintain existing store locations, enter into new leases, locate alternative sites, or find additional sites for new store expansion.

An adverse trend in sales during the winter and holiday selling season could impact our financial results.

Our retail business, like that of many retailers, is seasonal, with a major portion of Vintage Stock’s and ApplianceSmart’s sales realized around various holidays and other days, including Black Friday, President’s Day, tax refund season, Memorial Day, July 4th, and Labor Day. Any adverse trend in sales during these times could negatively impact their results of operations and, indirectly, ours.

Results of operations may fluctuate from quarter to quarter.

Vintage Stock’s and ApplianceSmart’s results of operations may fluctuate from quarter to quarter depending upon several factors, some of which are beyond our control. These factors include, but are not limited to:

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

These and other factors could affect their respective businesses, financial condition and results of operations, cash flows and liquidity, and this makes the prediction of our financial results on a quarterly basis difficult. Also, it is possible that our quarterly financial results may be below the expectations of public market analysts.

Failure to manage our new store openings effectively could lower our sales and profitability.

Our growth strategy depends in part upon Vintage Stock and ApplianceSmart opening new stores and operating them profitably. Their ability to open new stores and operate them profitability depends upon a number of factors, some of which may be beyond our control. These factors include the ability to:

•
identify new store locations, negotiate suitable leases and build out the stores in a timely and cost-efficient manner;
•
hire and train skilled associates;
•
integrate new stores into existing operations; and
•
increase sales at new store locations.

If we fail to manage new store openings in a timely and cost-efficient manner, our growth or profits may decrease.

If our management information systems fail to perform or are inadequate, our ability to manage our business could be disrupted.

We rely on computerized inventory and management systems to coordinate and manage the activities in our stores and distribution centers. We use inventory replenishment systems to track sales and inventory. Our ability rapidly to process incoming shipments of new products and deliver them to all of our stores enables us to meet peak demand and replenish our stores to keep them in stock at optimum levels and to move inventory efficiently. If our inventory or management information systems fail to perform these functions adequately, our business could be adversely affected. In addition, if operations in any of our distribution centers were to shut down or be disrupted for a prolonged period of time or if these centers were unable to accommodate the continued store growth in a particular region, our business would suffer.

We may record future goodwill impairment charges or other asset impairment charges which could negatively impact our future results of operations and financial condition.

We have previously recorded significant goodwill as a result of our acquisition of Vintage Stock. Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets which we review both on an annual basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination is made that a significant impairment in value of goodwill, other intangible assets, or long-lived assets has occurred, such determination could require us to impair a substantial portion of our assets. Asset impairments could have a material adverse effect on our financial condition and results of operations.

Because of our floating rate credit facilities, we may be adversely affected by interest rate changes.

Our financial position may be affected by fluctuations in interest rates, as our floating rate credit facilities are subject to floating interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Due to our current borrowings against our floating rate credit facilities, or if we were to increase our floating rate credit borrowings, a significant increase in interest rates generally could have an adverse effect on our financial condition and results of operations.

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

Downturns in the U.S. and global economies, along with the residential and commercial markets in such economies, negatively impact the floor covering industry and our flooring manufacturing business. Although difficult economic conditions have improved in the U.S., there will likely be additional downturns in the future that could cause the industry to deteriorate. A significant or prolonged decline in residential or commercial remodeling or new construction activity could materially adversely affect our business, financial condition, and results of operations.

Marquis may be unable to predict customer preferences or demand accurately, or to respond to technological developments.

Marquis operates in a market sector where demand is strongly influenced by rapidly changing customer preferences as to product design and technical features. Failure to respond quickly and effectively to changing customer demand or technological developments could materially adversely affect Marquis’ business, financial condition and results of operations and, indirectly, ours.

Marquis faces intense competition in the flooring industry that could decrease demand for its products or force it to lower its prices, which could have a material adverse effect on its business operations and prospects, financial condition, liquidity, cash flow, profitability, and results of operations generally.

The floor covering industry is highly competitive. Marquis faces competition from a number of manufacturers and independent distributors, many of whom have more resources than it. Maintaining its competitive position may require substantial investments in its product development efforts, manufacturing facilities, distribution network, and sales and marketing activities. Competitive pressures may also result in decreased demand for our products or force it to lower its prices. Moreover, a strong U.S. dollar, combined with lower fuel costs, may contribute to more attractive pricing for imports that compete with Marquis’ products, which may put pressure on its pricing. The occurrence of one or more of these factors could materially adversely affect its business, financial condition, and results of operations and, indirectly, ours.

In periods of rising costs, Marquis may be unable to pass raw materials, energy and fuel-related cost increases on to its customers, which could have a material adverse effect on its business operations and prospects, financial condition, liquidity, cash flow, profitability, and results of operations.

The prices of raw materials and fuel-related costs vary significantly with market conditions. Although Marquis generally attempts to pass on increases in raw material, energy, and fuel-related costs to its customers, its ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures, and market conditions for its products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be recovered. During such periods of time, the occurrence of such events may materially adversely affect Marquis’ business, financial condition, and results of operations and, indirectly, ours.

RISKS RELATED TO OUR STEEL MANUFACTURING SEGMENT

The demand for Precision Marshall’s products may decrease if manufacturing in North America declines or if automakers, who manufacture their products in the U.S., do not introduce new models or their sales decline.

The products manufactured by Precision Marshall typically follow the North American (primarily, the U.S.) manufacturing cycle, with a large emphasis on automotive manufacturing. If North American (primarily, the U.S.) manufacturing is transferred offshore, then the need for our products to make tools and dies will decrease, which will have a negative impact on Precision Marshall’s business, financial condition (including, without limitation, its liquidity), results of operations, and cash flows. In addition, we rely heavily on the sale of our products to automakers who purchase our products when they retool production lines in connection with the introduction of new models. If those automakers do not introduce a new model in any given year, Precision Marshall’s our sales may decrease which will have a negative impact on our business, financial condition (including, without limitation, our liquidity), results of operations, and cash flows and, indirectly, ours.

Limited availability, or volatility in prices of raw materials and energy may constrain operating levels and reduce profit margins.

Precision Marshall and other steel producers have periodically faced problems obtaining sufficient raw materials in a timely manner, and sometimes at all, due to a limited number of suppliers, delays, defaults, severe weather conditions, force majeure events (including public health crises, such as the COVID-19 pandemic and general national supply chain issues), shortages, or transportation problems (such as shortages of barges, vessels, rail cars or trucks, or disruption of rail lines, waterways, or natural gas transmission lines), resulting in production curtailments. As a result, Precision Marshall may be exposed to risks concerning pricing and availability of raw materials from third parties, as well as supply and logistics constraints moving its own raw materials to its plants. In addition, if the already limited number of suppliers consolidate, it would limit Precision Marshall’s negotiating power for raw material purchases.

Precision Marshall has in the past, and may in the future, purchase raw materials from sources even when they are at above market prices. Additionally, any future decreases in iron ore, scrap, natural gas and oil prices may place downward pressure on steel prices. If steel prices decline, Precision Marshall’s profit margins could temporarily be reduced, as higher cost inventory is turned over.

Shortages of qualified and trainable labor, increased labor costs, or Precision Marshall’s failure to attract and retain other highly qualified personnel in the future could disrupt our operations and adversely affect our financial results.

Precision Marshall depends on skilled or trainable drug-free labor for the manufacture of its products. Precision Marshall’s continued success depends on the active participation of its key employees. Precision Marshall, like other companies that reply on a trained blue-collar workforce, receives pressure from other manufacturers regarding the labor pool. Precision Marshall, aside from competing with other manufacturers, also competes with non-industrial blue-collar professions for labor. Should a significant employer move into our geographical area, such employer could draw from the current labor pool and require a substantial increase in training expense.

Our operational footprint, unplanned equipment outages, and other unforeseen disruptions may adversely impact our results of operations.

Precision Marshall has adjusted its business model over time to utilize its equipment and manufacturing facility fully. Production depends on running at a moderate rate of capacity. Outages due to power outages, weather, pandemics (including the Covid-19 pandemic), or machine outages affect Precision’s capability to produce at the level necessary to meet customer demand or at all.

It is also possible that operations may be disrupted due to other unforeseen circumstances, such as union and other foreign tariffs, free trade agreements, trade regulations, laws, and policies. Precision Marshall is also exposed to similar risks involving major customers and suppliers, such as force majeure events of raw materials suppliers that have occurred and may occur in the future. Availability of raw materials and delivery of products to customers could be affected by logistical disruptions, such as shortages of barges, ocean vessels, rail cars or trucks, or unavailability of rail lines or of the locks on the Great Lakes or other bodies of water. To the extent that lost production could not be compensated for at unaffected facilities and depending on the length of the outage, our sales and our unit production costs could be adversely affected.

Our production and distribution workforce is unionized, and we may face labor disruptions that would interfere with our operations.

Precision Marshall’s manufacturing employees are covered by a collective bargaining agreement through the United Steelworkers and its warehouse and distribution workforce employees are covered by a collective bargaining agreement through the International Association of Aeronautical and Machinists. These agreements were successfully renegotiated during 2021 without a work stoppage, and were extended through September 2026 and April 2026, respectively. Future negotiations prior to the expiration of the collective bargaining agreements may result in labor unrest for which a strike or work stoppage is possible. Strikes and/or work stoppages could negatively affect Precision Marshall’s operational and financial results and may increase operating expenses and, indirectly, ours.

We rely on third parties for transportation services, and increases in costs or the availability of transportation may adversely affect our business and operations

Precision Marshall’s business depends on the transportation of a large number of products. It relies primarily on third parties for transportation of its products, as well as delivery of its raw materials. Any increase in the cost of the transportation of our raw materials or products, as a result of increases in fuel or labor costs, higher demand for logistics services, consolidation in the transportation industry, or otherwise, may adversely affect Precision Marshall’s results of operations, as it may not be able to pass such cost increases on to its customers.

If any of these transportation service providers were to fail to deliver raw materials to Precision Marshall in a timely manner, it might be unable to manufacture and deliver its products in response to customer demand. In addition, if any of these third parties were to cease operations or cease doing business with Precision Marshall, it might be unable to replace them at a reasonable cost or at any cost, as there are a limited number of suppliers worldwide for Precision Marshall’s raw materials.

In addition, such failure of a third-party transportation provider could harm Precision Marshall’s reputation, negatively affect its customer relationships and have a material adverse effect on its financial position and results of operations and, indirectly, ours.

We face risks relating to changes in U.S. and foreign tariffs, trade agreements, laws, and policies

Precision Marshall’s business depends on manufacturing products in North America. If tariffs were to rise disproportionally on raw materials compared to finished tools, Precision Marshall would be at risk for manufacturers to cease purchasing the products from it and instead purchasing products from third parties who are not subject to such tariffs, trade agreements, laws, and/or policies.

The steel industry is highly cyclical, which may have an adverse effect on our results of operations.

Steel consumption is highly cyclical and generally follows economic and industrial conditions both worldwide and in regional markets. This volatility makes it difficult to balance the procurement of raw materials and energy with global steel prices, our steel production and customer product demand. Precision Marshall has implemented strategic initiatives to produce more viable results during periods of economic and market downturns; but, this may not be enough to mitigate the effect that the volatility inherent in the steel industry has on our results of operations.

Additionally, Precision Marshall’s business is reliant on certain other industries that are cyclical in nature. Precision Marshall sells to distributors, who, in turn, sell to the automotive, appliance, defense, and construction-related industries. Some of these industries exhibit a great deal of sensitivity to general economic conditions and may also face meaningful fluctuations in demand based on a number of factors outside of Precision Marshall’s control, including regulatory factors, economic conditions, and raw material and energy costs. As a result, downturns, or volatility in any of the markets served could adversely affect Precision Marshall’s financial position, results of operations and cash flows and, indirectly, ours.

We are subject to foreign currency risks, which may negatively impact our profitability and cash flows.

The purchase of raw material and certain necessary equipment are transactions that often take place with foreign countries. The weakening of the of the U.S. Dollar against the Euro negatively affects the price that Precision Marshall pays for raw materials and equipment. Volatility in the markets and exchange rates for foreign currencies and contracts in foreign currencies could have a significant impact on Precision Marshall’s reported financial results and condition and, indirectly, ours.

Compliance with existing and new environmental regulations, environmental permitting and approval requirements may result in delays or other adverse impacts on planned projects, our results of operations and cash flows.

Steel producers in the U.S., along with their customers and suppliers, are subject to numerous federal, state, and local laws and regulations relating to the protection of the environment. These laws and regulations concern the generation, storage, transportation, disposal, emission or discharge of pollutants, contaminants and hazardous substances into the environment, the reporting of such matters, and the general protection of public health and safety, natural resources, wildlife and the environment. Steel producers in the EU are subject to similar laws. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. Additionally, compliance with certain state and local requirements could result in substantially increased capital requirements and operating costs. Compliance with current or future regulations could entail additional costs for additional systems and could have a negative impact on our results of operations and cash flows. Failure to comply with the requirements may result in administrative, civil, and criminal penalties, revocation of permits to conduct business or construct certain facilities, substantial fines or sanctions, enforcement actions (including orders limiting our operations or requiring corrective measures), natural resource damages claims, cleanup and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws, regulations, codes and common law. The amount and timing of environmental expenditures is difficult to predict, and, in some cases, liability may be imposed without regard to contribution or to whether we knew of, or caused, the release of hazardous substances.

In addition, Precision Marshall outsources all disposal of waste material, non-compliance by third party providers could result in additional costs to defend environmental claims or additional costs to replace the outsourced entities.

There can be no assurance that future approvals, licenses and permits will be granted or that Precision Marshall will be able to maintain and renew the approvals, licenses, and permits it currently holds. Failure to do so could have a material adverse effect on our results of operations and cash flows. Furthermore, compliance with the environmental permitting and approval requirements may be costly and time consuming and could result in delays or other adverse impacts on planned projects, our results of operations and cash flows.

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

GENERAL RISK FACTORS

An SEC investigation has resulted in the filing by the SEC of the SEC Complaint and at least one stockholder derivative class action, which could divert management's focus, or result in substantial litigation expense. Adverse developments in our ongoing proceeding or future legal proceedings could have a material adverse effect on our business operations and prospects, reputation, financial condition, results of operations, or stock price.

On February 21, 2018, the Company received a subpoena from the SEC and a letter from the SEC stating that it is conducting an investigation. On October 1, 2018, the Company received a letter from the SEC requesting information regarding a potential violation of Section 13(a) of the Securities Exchange Act of 1934, based upon the timing of the Company’s Form 8-K filed on February 14, 2018. On August 12, 2020, three of the Company’s corporate executive officers (together, the “Executives”) each received a “Wells Notice” from the Staff of the SEC relating to the Company’s SEC investigation. On October 7, 2020, the Company received a “Wells Notice” from the Staff of the SEC relating to the Company’s previously-disclosed SEC investigation. On August 2, 2021, the SEC Complaint was filed and, on August 13, 2021, the Sieggreen Class Action was filed. On October 1, 2021, the Company filed a motion to dismiss the SEC Complaint. The SEC filed its response opposing the motions on November 1, 2021. The defendants filed their reply responses to the SEC’s opposition on November 15, 2021. The motions to dismiss are now under submission and the court has not yet scheduled a hearing date. Pursuant to the automatic stay of proceedings under the Private Securities Litigation Reform Act, all discovery has been stayed pending the motions to dismiss.

We may be subject to additional investigations, arbitration proceedings, audits, regulatory inquiries and similar actions, including matters related to intellectual property, employment, securities laws, disclosures, tax, accounting, class action and product liability, as well as regulatory and other claims related to our business and our industry, which we refer to collectively as legal proceedings. We cannot predict the outcome of any particular proceeding, or whether ongoing investigations will be resolved favorably or ultimately result in charges or material damages, fines or other penalties, enforcement actions, bars against serving as an officer or director, or practicing before the SEC, or civil or criminal proceedings against us or members of our senior management.

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

As of December 22, 2021, Isaac Capital Group LLC (“ICG”), together with Jon Isaac, our President and CEO and the President and sole member of ICG, control approximately 46.2% of the outstanding voting power of our company (assuming the exercise of all outstanding and exercisable warrants held by them). Jon Isaac has the sole power to vote the shares of our common stock owned by ICG. As a result, Jon Isaac, both individually and through ICG, is able to exercise significant influence over all matters that require us to obtain stockholder approval, including the election of directors to our Board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our Company or its assets. Moreover, such a concentration of voting power could have the effect of delaying or preventing a third party from acquiring us. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with concentrated stock ownership.

Because we have no current plans to pay cash dividends on our common stock for foreseeable future, you may not receive any return on investment unless you sell your shares of common stock for a price greater than your purchase price for your shares.

We may retain future earnings, if any, for future operation, expansion, and debt repayment and, with the exception of dividends payable on shares of our Series E Preferred Stock, we have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. Therefore, any return on your investment would likely come only from an increase in the market value of our common stock. As a result, you may not receive any return on an investment in our common stock unless you sell your common stock for a price greater than your purchase price.

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

These provisions of Nevada law and our articles of incorporation and bylaws could prohibit or delay mergers or other takeover or change of control of our company and may discourage attempts by other companies to acquire us, even if such a transaction would be beneficial to our stockholders.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

At September 30, 2021, we leased approximately 16,500 square feet of space located in Las Vegas, Nevada which we utilize as principal executive and administrative offices. SW Financial leases approximately 5,000 square feet of office space in Melville, New York, as its principal executive and administrative offices.

Retail Segment

Vintage Stock

At September 30, 2021, Vintage Stock leased all 63 of its stores under agreements that vary as to rental amounts, expiration dates, renewal options and other rental provisions. Vintage Stock leased its corporate offices in Joplin, Missouri.

The following is a breakdown by state and brand of Vintage Stock retail stores:

State	Retail Stores	Brand(s)
Arkansas	2	Vintage Stock
Colorado	1	EntertainMart
Idaho	1	EntertainMart
Illinois	1	Vintage Stock
Kansas	5	Vintage Stock
Missouri	19	Vintage Stock, V-Stock and EntertainMart
Nebraska	1	EntertainMart
New Mexico	1	EntertainMart
Oklahoma	13	Vintage Stock
Texas	17	Movie Trading Co. and EntertainMart
Utah	2	EntertainMart

ApplianceSmart

At September 30, 2021, ApplianceSmart leased one retail store in Ohio.

Flooring Manufacturing Segment

Marquis owns or leases all of the land, and owns all of the improvements on such leased land, as described in the following table, which also provides information regarding the general location and use at September 30, 2021:

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

Steel Manufacturing Segment

At September 30, 2021, Precision Marshall leases the buildings for its two locations in Illinois and Pennsylvania. Precision Marshall’s corporate office is located in Pennsylvania.

ITEM 3. Legal Proceedings

The information in response to this item is included in Note 17, Commitments and Contingencies, to the Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “LIVE”.

The following table sets forth the quarterly high and low trading prices per share of our common stock during the last two fiscal years.

	Quarter Ended	High ($)	Low ($)
2021	October 1 – December 31, 2020	$13.90	$7.93
	January 1 – March 31, 2021	$36.00	$11.50
	April 1 – June 30, 2021	$75.25	$23.65
	July 1 – September 30, 2021	$66.48	$24.84
2020	October 1 – December 31, 2019	$8.97	$6.60
	January 1 – March 31, 2020	$7.99	$3.49
	April 1 – June 30, 2020	$12.50	$4.41
	July 1 – September 30, 2020	$12.00	$7.83

Holders of Record

On September 30, 2021, there were (i) 195 holders of record of our common stock, (ii) 29 holders of record of our Series E Preferred Stock, and (iii) 2 holders of record of our Series B Convertible Preferred Stock (“Series B Preferred Stock”). We have no record of the number of holders of our common stock who hold their shares in “street name” with various brokers.

Dividend Policy

We have two classes of authorized preferred stock. As of September 30, 2021, our Series E Preferred Stock had 47,840 shares issued and outstanding. Each share of Series E Preferred Stock is entitled to and receives a dividend of $0.015 per year. During the year ending September 30, 2021, dividends of approximately $2,000 were paid to holders of Series E Preferred Stock. At September 30, 2021, the Company had accrued and unpaid preferred stock dividends totaling an aggregate of approximately $200.

As of September 30, 2021, our Series B Preferred Stock had 315,790 shares issued and outstanding. Our Series B Preferred Stock is entitled to receive a dividend in the aggregate amount of $1.00 to be allocated on a pro rata basis among all of the then-issued and outstanding shares of such Series, if, when, and as our Board of Directors shall have declared it. The Board of Directors shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock of our Company unless that $1.00 dividend has been declared and paid.

Presently, we do not pay dividends on shares of our common stock or shares of our Series B Preferred Stock. Our declaration and payment of cash dividends in the future and the amount thereof will depend upon our results of operations, financial condition, cash requirements, prospects, limitations imposed by credit agreements and/or indentures governing debt securities and other factors deemed relevant by our Board of Directors.

Issuer Purchases of Equity Securities

On February 20, 2018, the Company announced a $10 million common stock repurchase plan. In October 2020, our Board of Directors approved an extension of the term of the repurchase plan from February 15, 2021 to June 1, 2021, and in March 2021 further extended the term of the repurchase plan from June 1, 2021 to June 1 2024. The following table provides information regarding repurchases of our common stock during the period of October 1, 2019 through September 30, 2021.

Period	Number of Shares	Average Purchase Price Paid	Number of Share Purchases as Part of a Publicly Announced Plan or Program	Maximum Amount that May be Purchased Under the Announced Plan or Program
October 2019	6,737	$8.45	6,737	$10,170,342
November 2019	18,107	8.15	18,107	10,022,634
December 2019	16,855	7.88	16,855	9,889,807
January 2020	21,757	7.65	21,757	9,723,055
February 2020	16,956	6.26	16,956	9,616,736
March 2020	26,155	5.29	26,155	9,480,192
April 2020	26,434	5.97	26,434	9,324,677
May 2020	73,212	7.40	73,212	8,871,367
June 2020	6,515	9.31	6,515	8,810,908
July 2020	10,238	9.38	10,238	8,714,974
August 2020	2,293	9.34	2,293	8,693,553
September 2020	11,649	9.06	11,649	8,586,906
October 2020	16,489	10.51	16,489	8,405,250
November 2020	11,029	11.27	11,029	8,278,710
December 2020	6,408	11.49	6,408	8,204,121
April 2021	1,009	24.92	1,009	8,178,712
August 2021	500	24.98	500	8,166,058
Totals	272,343		272,343

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 11 – Executive Compensation – Executive Compensation Plan Information.”

Recent Sales of Unregistered Securities

None.

ITEM 6. Selected Financial Data

Not applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the year ended September 30, 2021, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (this “Form 10-K”).

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. This Form 10-K identifies those factors and risks that could affect our results, our future performance, and our capital requirements under Item 1A “Risk Factors”. There are also other factors that we are currently unable to identify or quantify, but that may exist in the future, that could similarly affect us.

In addition, any or all of the factors identified in this Form 10-K may generally affect our business, results of operations, and financial position. Forward-looking statements speak only as of the date the statements were made. We do not undertake and specifically decline any obligation to update any forward-looking statements. Any information contained on our website, www.liveventures.com, or any other websites referenced in this Annual Report, are not part of this Annual Report.

Our Company

Live Ventures Incorporated is a holding company of diversified businesses, which, together with our subsidiaries, we refer to as the “Company”, “Live Ventures”, “we”, “us” or “our”. We acquire and operate companies in various industries that have historically demonstrated a strong history of earnings power. We currently have three segments to our business: Retail, Flooring Manufacturing, Steel Manufacturing, and Corporate & Other.

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

Retail Segment

Our Retail Segment is composed of Vintage Stock and ApplianceSmart.

Vintage Stock

Vintage Stock Holdings LLC, Vintage Stock, V-Stock, Movie Trading Company and EntertainMart (collectively, “Vintage Stock”) is an award-winning specialty entertainment retailer that offers a large selection of entertainment products, including new and pre-owned movies, video games and music products, as well as ancillary products, such as books, comics, toys and collectibles, in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells and trades new and pre-owned movies, music, video games, electronics and collectibles through 63 retail locations strategically positioned across Arkansas, Colorado, Idaho, Illinois, Kansas, Missouri, Nebraska, New Mexico, Oklahoma, Texas, and Utah.

ApplianceSmart

At September 30, 2021, ApplianceSmart Affiliated Holdings LLC and ApplianceSmart, Inc. (collectively “ApplianceSmart”) operated one store in Ohio. ApplianceSmart is a household appliance retailer with two product categories: one consisting of typical and commonly available, innovative appliances, and the other consisting of affordable value-priced, niche offerings such as close-outs, factory overruns, discontinued models, and special-buy appliances, including open box merchandise and others.

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

On October 13, 2021, a hearing was held to consider approval of the Disclosure Statement filed by ApplianceSmart in conjunction with its bankruptcy proceedings. The Disclosure Statement was approved by the court, subject to minor amendment, and a directive issued that an order for a final confirmation hearing be drafted and scheduled in the foreseeable future.

Flooring Manufacturing Segment

Our Flooring Manufacturing segment is comprised of Marquis.

Marquis Affiliated Holdings LLC and wholly-owned subsidiaries (“Marquis”). Marquis is a leading carpet manufacturer and distributor of carpet and hard-surface flooring products. Over the last decade, Marquis has been an innovator and leader in the value-oriented polyester carpet sector, which is currently the market’s fastest-growing fiber category. Marquis focuses on the residential, niche commercial, and hospitality end-markets and serves thousands of customers.

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

Steel Manufacturing Segment

Our Steel Manufacturing segment is comprised of Precision Industries, Inc. (otherwise known in the industry as “Precision Marshall”).

Precision Marshall is the North American leader in providing and manufacturing pre-finished de-carb free tool and die steel. For nearly 75 years, Precision Marshall has served steel distributors through quick and accurate service. Precision Marshall has led the industry with exemplary availability and value-added processing that saves distributors time and processing costs.

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

Results of Operations

The following table sets forth certain statement of income items and as a percentage of revenue, for the periods indicated:

	Year Ended		Year Ended
	September 30, 2021		September 30, 2020
		% of Total		% of Total
		Revenue		Revenue
Statement of Income Data:
Revenues	$272,981	100.0%	$191,720	100.0%
Cost of revenues	173,518	63.6%	116,403	60.7%
Gross profit	99,463	36.4%	75,317	39.3%
General and administrative expenses	52,246	19.1%	43,561	22.7%
Sales and marketing expenses	11,427	4.2%	11,334	5.9%
Operating income	35,790	13.1%	20,422	10.7%
Interest expense, net	(5,205)	(1.9)%	(5,254)	(2.7)%
Gain on lease settlement, net	—	—	307	0.2%
Gain on Payroll Protection Program loan forgiveness	6,150	2.3%	—	—
Gain on disposal of fixed assets	—	—	—	—
Gain on bankruptcy settlement	1,765	0.6%	—	—
Bargain purchase gain	—	—	1,507	0.8%
Impairment charges	—	—	(525)	(0.3)%
Other income (loss)	1,179	0.4%	(841)	(0.4)%
Income before income taxes	39,679	14.5%	15,616	8.1%
Provision for income taxes	8,662	3.2%	4,957	2.6%
Net income	31,017	11.4%	10,659	5.6%
Net loss attributable to non-controlling interest	180	0.1%	268	0.1%
Net income attributable to Live stockholders	$31,197	11.4%	$10,927	5.7%

The following table sets forth revenues by segment:

	Year Ended		Year Ended
	September 30, 2021		September 30, 2020
	Net	% of Total	Net	% of Total
	Revenue	Revenue	Revenue	Total Revenue
Revenue
Retail
Movies, Music, Games and Other	$87,742	32.1%	$69,602	36.3%
Appliances	1,103	0.4%	3,961	2.1%
Flooring manufacturing	130,223	47.7%	109,642	57.2%
Steel manufacturing	49,302	18.1%	7,962	4.2%
Corporate and other	4,611	1.7%	553	0.3%
Total Revenue	$272,981	100.0%	$191,720	100.0%

The following table sets forth gross profit and gross profit as a percentage of total revenue by segment:

	Year Ended		Year Ended
	September 30, 2021		September 30, 2020
	Gross	Gross Profit %	Gross	Gross Profit %
	Profit	of Total Revenue	Profit	of Total Revenue
Gross Profit
Retail
Movies, Music, Games and Other	$47,541	17.4%	$39,343	20.5%
Appliances	518	0.2%	1,436	0.7%
Flooring manufacturing	37,893	13.9%	32,857	17.1%
Steel manufacturing	11,954	4.4%	1,163	0.6%
Corporate and other	1,557	0.6%	518	0.3%
Total Gross Profit	$99,463	36.4%	$75,317	39.3%

Revenue

Revenue increased by approximately $81.3 million to approximately $273 million for the year ended September 30, 2021 as compared to the year ended September 30, 2020 of approximately $191.7 million.

Retail: The increase in revenue of approximately $18.1 million for Movies, Music, Games and Other was primarily due to new video game and movie releases as compared to the prior year, and the reopening of Vintage Stock retail locations that were closed temporarily during 2020 due to COVID-19. Appliance revenue decreased by approximately $2.9 million due to the closure of certain retail locations that were incurring continual decreases in sales resulting from increased competition.

Floor Manufacturing: Flooring Manufacturing revenue increased by approximate $20.6 million as a result of the availability of new product lines due to the 2020 acquisition of Lonesome Oak.

Steel Manufacturing: Steel Manufacturing revenue was approximately $49.3 million for the year ended September 30, 2021. Revenue for the year ended September 30, 2020 was approximately $8.0 million, and represents revenue for the period of July 14, 2020, the date of acquisition of Precision Marshall, through September 30, 2020.

Cost of Revenue

Cost of revenue increased by approximately $57.1 million, or 49.1% for the year ended September 30, 2021 as compared to the year ended September 30, 2020. While the increase is, in part, due to the factors described above, cost of revenue also increased due to the steel manufacturing segment constituting a full year's activity, as well as the influence of an inflationary environment on all segments.

General and Administrative Expense

General and Administrative expense increased by approximately $8.7 million or 19.9%, for the year ended September 30, 2021 as compared to the year ended September 30, 2020, primarily due to the reopening of Vintage Stock retail locations following temporary closure of these locations due to COVID-19 during the year ended September 30, 2020, a full year's general and administrative expenses for Precision Marshall, which was acquired during the year ended September 30, 2020, as well as increases in Corporate & Other expenses of payroll-related costs, professional fees, and general and administrative expenses for SW Financial.

Selling and Marketing Expense

Selling and marketing expense increased by approximately $93,000 for the year ended September 30, 2021 as compared to the year ended September 30, 2020 primarily due to increased marketing efforts during the period.

Interest Expense, net

Interest expense, net decreased by approximately $49,000 or 0.9%, for the year ended September 30, 2021 as compared to the year ended September 30, 2020.

Gain on Lease Settlement, net

During the year ended September 30, 2020, the Company recorded a net gain on lease settlement of approximately $307,000 which consisted of impairment charges of approximately $614,000 related to the decision to close additional ApplianceSmart retail locations resulting in a decrease to the associated right of use asset related to these leases, offset by a gain on lease settlement of approximately $921,000 resulting from the extinguishment of the lease liability associated with the closed retail locations. There were no such transactions during the year ended September 30, 2021.

Bargain Purchase Gain

The bargain purchase gain of approximately $1.5 million for year ended September 30, 2020 was related to the acquisition of Precision Marshall. There were no similar bargain purchase gains for the year ended September 30, 2021.

Gain on Payroll Protection Program

During the year ended September 30, 2021, the Company recorded a gain of approximately $6.2 million due to the forgiveness of PPP Loans. There were no similar transactions during the year ended September 30, 2020.

Gain on Bankruptcy Settlement

During the year ended September 30, 2021, the Company recorded a gain of approximately $1.8 million due to the discharge of certain payables from bankruptcy proceedings. There were no similar transactions during the year ended September 30, 2020.

Impairment Charges

Impairment charges of $525,000 for the year ended September 30, 2020 were related to the disposal of fixed assets that were no longer in use. There were no impairment charges recorded for the year ended September 30, 2021.

Provision (Benefit) for Income Taxes

For the year ended September 30, 2021, the Company recorded an income tax provision of approximately $8.7 million, compared to a tax provision of approximately $5.0 million for the year ended September 30, 2020. The year over year increase is primarily due to an increase in net income during the year ended September 30, 2021. The tax provision for the year ended September 30, 2020 was impacted by state income taxes, net of federal benefit and non-deductible items related to the acquisition of Precision Marshall.

Results of Operations by Segment

	Year Ended September 30, 2021					Year Ended September 30, 2020
		Flooring	Steel	Corporate &			Flooring	Steel	Corporate &
	Retail	Manufacturing	Manufacturing	Other	Total	Retail	Manufacturing	Manufacturing	Other	Total
Revenue	$88,845	$130,223	$49,302	$4,611	$272,981	$73,563	$109,642	$7,962	$553	$191,720
Cost of Revenue	40,786	92,330	37,348	3,054	173,518	32,784	76,785	6,797	35	116,401
Gross Profit	48,059	37,893	11,954	1,557	99,463	40,779	32,857	1,165	518	75,319
General and Administrative Expense	31,131	7,614	5,558	7,943	52,246	30,721	7,324	887	4,630	43,562
Selling and Marketing Expense	588	10,076	527	236	11,427	1,321	9,451	105	457	11,334
Operating Income (Loss)	$16,340	$20,203	$5,869	$(6,622)	$35,790	$8,737	$16,082	$173	$(4,569)	$20,423

Retail Segment

Segment results for Retail include Vintage Stock and ApplianceSmart. Revenue for the year ended September 30, 2021 increased by approximately $15.3 million, or 20.8%, as compared to the prior year, primarily due to new video game and movie releases as compared to the prior year. Cost of revenue for the year ended September 30, 2021 increased approximately $8.0 million or 24.4%, as compared to the prior year period, primarily due to increased revenue. Operating income for the year ended September 30, 2021 was approximately $16.3 million, as compared to approximately $8.7 million during the prior year period primarily due to an increase in gross profit of approximately $7.3 million.

Flooring Manufacturing Segment

Segment results for Flooring Manufacturing includes Marquis. Revenue for the year ended September 30, 2021 increased by approximately $20.6 million, or 18.8%, as compared to the prior year period, due to increased sales of carpets and hard surface products related to development of new products. Cost of revenue for the year ended September 30, 2021 increased proportionately with revenue, as compared to the prior year period. Operating income for the year ended September 30, 2021 increased by approximately $4.1 million, or 25.6%, as compared to the prior year period.

Steel Manufacturing Segment

Segment results for Steel Manufacturing includes Precision Marshall. We completed the acquisition of Precision Marshall in July 2020. Revenue was approximately $49.3 million, and cost of revenue was approximately $37.3 million for the year ended September 30, 2021, as compared to approximately $8.0 million and $6.8 million for the year ended September 30, 2020. Operating income was approximately $5.9 million and approximately $172,000, for the years ended September 30, 2021 and 2020, respectively. The results of operations for the year ended September 30, 2020 represent the period from July 14, 2020 to September 30, 2020.

Corporate and Other Segment

Segment results for Corporate and Other includes our directory services business and our investment in SW Financial. Revenues and operating income for our directory services business continue to decline due to decreasing renewals. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business. We anticipate revenues from our investment SW Financial to trend upward in the future.

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

We have the following three asset-based revolver lines of credit: (i) Texas Capital Bank Revolver Loan (“TCB Revolver”) utilized by Vintage Stock, (ii) Bank of America Revolver Loan (“BofA Revolver”) utilized by Marquis, and (iii) Encina Revolver Loan (“Encina Revolver”) utilized by Precision Marshall. Additionally, we have an unsecured revolving line of credit with Isaac Capital Group (“ICG Revolver”), a related party, which is utilized by the Company.

As of September 30, 2021, we had total cash on hand of approximately $4.7 million as well as approximately $31.1 million of available borrowing under our revolving credit facilities. As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Cash Flows from Operating Activities

The Company’s cash and cash equivalents at September 30, 2021 were approximately $4.7 million compared to approximately $9.0 million at September 30, 2020, a decrease of approximately $4.3 million. Net cash provided by operations was approximately $28.5 million for the year ended September 30, 2021 as compared to net cash provided by operations of approximately $28.8 million for the same period in 2020 primarily due to the results of operations discussed above.

Our primary sources of cash inflows are from customer receipts from sales on account, factored accounts receivable proceeds, receipts for securities sales commissions, and net remittances from directory services customers processed in the form of ACH billings. Our most significant cash outflows include payments for raw materials and general operating expenses, including payroll costs and general and administrative expenses that typically occur within close proximity of expense recognition.

Cash Flows from Investing Activities

Our cash flows used in investing activities of approximately $17.4 million for the year ended September 30, 2021 consisted of purchases of property and equipment and our investment in SW Financial. Our cash flows used in investing activities of approximately $8.8 million for the year ended September 30, 2020 consisted primarily of purchases of approximately $4.9 million associated with the acquisition of Precision Marshall and Lonesome Oak, and property and equipment of approximately $3.9 million.

Cash Flows from Financing Activities

Our cash flows used in financing activities of approximately $15.4 million for the year ended September 30, 2021 primarily consisted of payment on notes payable and related party notes payable of approximately $16.8 million, $737,000 in net payments under revolver loans, and purchase of treasury stock of approximately $421,000, partially offset by the issuance of notes payable of approximately $2.3 million, and proceeds of approximately $323,000 from stock options exercised.

Our cash flows used in financing activities of approximately $13.7 million for the year ended September 30, 2020 primarily consisted of approximately $12.7 million for payments of notes payable, approximately $6.0 million in net payments under revolver loans, and approximately $1.7 million for the purchase of treasury stock, offset by proceeds of $6.8 million from proceeds received from the issuance of notes payable.

Currently, the Company is not issuing common shares for liquidity purposes. We prefer to use asset-based lending arrangements and mezzanine financing together with Company provided capital to finance acquisitions and have done so historically. Occasionally as our Company history has demonstrated we will issue stock and derivative instruments linked to stock for services and/or debt settlement.

Working Capital

We had working capital of approximately $33.8 million as of September 30, 2021 as compared to approximately $38.6 million as of September 30, 2020. Changes in working capital were primarily attributable to the investment in Salomon Whitney and purchases of property and equipment.

Future Sources of Cash; New Products and Services

We may require additional debt financing or capital to finance new acquisitions, refinance existing indebtedness or other strategic investments in our business. Other sources of financing may include stock issuances and additional loans; or other forms of financing. Any financing obtained may further dilute or otherwise impair the ownership interest of our existing stockholders.

Contractual Obligations

The following table summarizes our contractual obligations consisting of operating lease agreements and debt obligations and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments due by Period
	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Notes payable	$16,055	$23,501	$3,019	$11,615	$54,190
Notes Payable - related party	2,000	—	2,000	—	4,000
Lease obligations	9,339	13,673	7,734	13,295	44,040
Total	$27,394	$37,174	$12,753	$24,910	$102,230

Off-Balance Sheet Arrangements

At September 30, 2021, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2021, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

ITEM 8. Financial Statement and Supplementary Data

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

of Live Ventures Incorporated

Las Vegas, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Live Ventures Incorporated (the "Company") as of September 30, 2021, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

As described in Note 4 to the consolidated financial statements, during the current year, the Company acquired an interest in Salomon Whitney LLC, a New York limited liability company doing business as SW Financial (“SW Financial”) for a total consideration of approximately $7.0 million. The Company determined it had acquired a variable interest in SW Financial and that the Company was the primary beneficiary of the variable interest entity. The Company also determined SW Financial met the definition of a business in accordance with US GAAP and therefore applied acquisition accounting of a business combination for its acquisition of the variable interest in SW Financial. As part of its purchase price allocation, the Company determined that approximately $3.6 million should be allocated to a customer relationship intangible asset (“customer relationship”).

We identified the Company’s valuation of the customer relationship as a critical audit matter because of the significant estimates and assumptions management used in the estimate of the preliminary acquisition date fair value, including forecasts of future revenues and expenses and the selection of the discount rates. Auditing management’s forecasts of future revenues and expenses as well as the selection of the discount rates involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialists, as changes in these assumptions could have a significant impact on the preliminary acquisition date fair value of the acquired customer relationship.

Our audit procedures related to the Company’s estimate of the preliminary acquisition date fair value of the customer relationship included the following, among others:

•
We read the purchase and sale agreement to understand and evaluate the terms of the transaction to determine that the acquisition met the requirements of a business combination, and our analysis of the initial allocation of the purchase price accounting as well as the determination of the balance sheet classification of each component of the transaction.
•
We obtained the Company’s third-party expert valuation report to gain an understanding of the process and key assumptions for estimating the fair value of intangible assets and other acquired assets and liabilities.
•
We utilized our valuation specialists to evaluate the adequacy and appropriateness of the methodologies and assumptions, including weighted-average cost of capital and the discount rate, used by the Company’s third-party valuation expert in developing the estimated fair value of the customer relationship.
•
We assessed the reasonableness of management’s cash flow forecasts based on limited historical results and limited growth based on expected inflation.
•
We performed independent calculations to test the reasonableness and mathematical accuracy of the fair values concluded on by the Company.
•
We evaluated the qualifications of the Company’s third-party valuation expert based on credentials, reputation and experience.
•
We assessed the appropriateness of the disclosures in the consolidated financial statements.

/s/ Frazier & Deeter, LLC

We have served as the Company’s auditor since 2021.

Atlanta, Georgia

December 28, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Live Ventures Incorporated

Las Vegas, Nevada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Live Ventures Incorporated (the “Company”) as of September 30, 2020 and the related consolidated statements of income (loss), changes in stockholders’ equity, and cash flows for the year ended September 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020, and the results of its operations and its cash flows for the year ended September 20, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WSRP, LLC

We have served as the Company’s auditor from 2018 to 2021.

Salt Lake City, Utah

January 13, 2021

LIVE VENTURES INCORPORATED

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2021	September 30, 2020
Assets
Cash	$4,664	$8,984
Trade receivables, net	21,559	20,121
Inventories, net	70,747	64,525
Prepaid expenses and other current assets	1,640	1,778
Debtor in possession assets	180	520
Total current assets	98,790	95,928
Property and equipment, net	35,632	31,725
Right of use asset - operating leases	30,466	29,545
Deposits and other assets	682	223
Deferred taxes	—	1,021
Intangible assets, net	4,697	1,063
Goodwill	41,471	37,754
Total assets	$211,738	$197,259
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$10,644	$9,117
Accrued liabilities	17,048	14,822
Income taxes payable	876	736
Current portion of long-term debt	16,055	11,986
Current portion of notes payable related parties	2,000	1,297
Current portion of lease obligations - operating leases	7,202	7,176
Debtor in possession liabilities	11,135	12,228
Total current liabilities	64,960	57,362
Long-term debt, net of current portion	37,559	63,390
Lease obligation long term - operating leases	29,343	28,101
Notes payable related parties, net of current portion	2,000	4,000
Deferred tax liability	2,796	—
Other non-current obligations	—	734
Total liabilities	136,658	153,587
Commitments and contingencies
Stockholders' equity:
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, 315,790 and 214,244 shares issued and outstanding at September 30, 2021 and September 30, 2020, respectively	—	—
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 47,840 and 47,840 issued and outstanding at September 30, 2021 and September 30, 2020, respectively, with a liquidation preference of $0.30 per share	—	—
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,582,334 shares issued and outstanding at September 30, 2021; 1,589,101 issued and outstanding at September 30, 2020	2	2
Paid-in capital	65,284	64,472
Treasury stock common 499,085 shares as of September 30, 2021 and 262,177 shares as of September 30, 2020	(4,519)	(4,098)
Treasury stock Series E preferred 50,000 shares as of September 30, 2021 and September 30, 2020	(7)	(7)
Accumulated earnings (deficit)	14,768	(16,429)
Equity attributable to Live stockholders	75,528	43,940
Non-controlling interest	(448)	(268)
Total stockholders' equity	75,080	43,672
Total liabilities and stockholders' equity	$211,738	$197,259

The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share)

	Years Ended September 30,
	2021	2020
Revenues	$272,981	$191,720
Cost of revenues	173,518	116,403
Gross profit	99,463	75,317
Operating expenses:
General and administrative expenses	52,246	43,561
Sales and marketing expenses	11,427	11,334
Total operating expenses	63,673	54,895
Operating income	35,790	20,422
Other (expense) income:
Interest expense, net	(5,205)	(5,254)
Gain on lease settlement, net	—	307
Gain on Payroll Protection Program loan forgiveness	6,150	—
Gain on bankruptcy settlement	1,765	—
Bargain purchase gain	—	1,507
Impairment charges	—	(525)
Other income (loss)	1,179	(841)
Total other (expense) income, net	3,889	(4,806)
Income before income taxes	39,679	15,616
Provision for income taxes	8,662	4,957
Net income	31,017	10,659
Net loss attributable to non-controlling interest	180	268
Net income attributable to Live stockholders	$31,197	$10,927
Income per share:
Basic	$19.92	$6.40
Diluted	$9.80	$3.09
Weighted average common shares outstanding:
Basic	1,566,288	1,706,561
Diluted	3,182,546	3,534,936
Dividends declared - Series B convertible preferred stock	$—	$—
Dividends declared - Series E convertible preferred stock	$—	$1
Dividends declared - Common stock	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(dollars in thousands)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Common Stock	Series E Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Earnings (Deficit)	Non-controlling interest	Total Equity
Balance, September 30, 2019	214,244	$—	77,840	$—	1,826,009	$2	$63,924	$(2,438)	$(4)	$(27,355)	$—	$34,129
Series E preferred stock dividends	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Stock based compensation	—	—	—	—	—	—	86	—	—	—	—	86
Fair value of warrant extension adjustment	—	—	—	—	—	—	462	—	—	—	—	462
Purchase of Series E preferred treasury stock	—	—	(30,000)	—	—	—	—	—	(3)	—	—	(3)
Purchase of common treasury stock	—	—	—	—	(236,908)	—	—	(1,660)	—	—	—	(1,660)
Net income (loss)	—	—	—	—	—	—	—	—	—	10,927	(268)	10,659
Balance, September 30, 2020	214,244	$—	47,840	$—	1,589,101	$2	$64,472	$(4,098)	$(7)	$(16,429)	$(268)	$43,672
Stock based compensation	—	—	—	—	—	—	489	—	—	—	—	489
Stock options exercised	—	—	—	—	28,668	—	323	—	—	—	—	323
Warrants exercised	101,546	—	—	—	—	—	—	—	—	—	—	—
Purchase of common treasury stock	—	—	—	—	(35,435)	—	—	(421)	—	—	—	(421)
Net income (loss)	—	—	—	—	—	—	—	—	—	31,197	(180)	31,017
Balance, September 30, 2021	315,790	$—	47,840	$—	1,582,334	$2	$65,284	$(4,519)	$(7)	$14,768	$(448)	$75,080

The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended September 30,
	2021	2020
Operating activities:
Net income	$31,017	$10,659
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	6,791	5,862
Gain on lease settlement, net	—	(307)
Gain on disposal of property and equipment	337	—
Gain on bargain purchase of acquisition	—	(1,507)
Impairment charges	—	525
Amortization of debt issuance costs	659	471
Gain on Payroll Protection Program loan forgiveness	(6,150)	—
Gain on bankruptcy settlement	(1,765)
Stock based compensation expense	489	86
Warrant extension fair value adjustment	—	462
Amortization of right of use assets	(215)	1,461
Change in reserve for uncollectible accounts	658	421
Change in reserve for obsolete inventory	1,239	(139)
Changes in assets and liabilities:
Trade receivables	(1,583)	(951)
Inventories	(8,486)	12,308
Prepaid expenses and other current assets	141	—
Change in deferred income taxes	3,818	4,069
Deposits and other assets	(457)	128
Accounts payable	2,771	(9,387)
Accrued liabilities	(389)	3,526
Income taxes payable	140	971
Other liabilities	173	133
Net cash provided by operating activities	29,188	28,791
Investing activities:
Purchase of intangible assets	(587)	(4)
Purchases of property and equipment	(10,834)	(3,882)
Salomon Whitney acquisition	(6,000)	—
Lonesome Oak acquisition	—	(550)
Precision Marshall acquisition	—	(4,340)
Net cash used in investing activities	(17,421)	(8,776)
Financing activities:
Net borrowings (payments) under revolver loans	(1,355)	(5,974)
Purchase of Series E preferred treasury stock	—	(3)
Stock options exercised	323	—
Proceeds from issuance of notes payable	2,259	4,768
Purchase of common treasury stock	(421)	(1,660)
Proceeds from (payments of) related party notes payable	(5,800)	2,000
Payments on notes payable	(11,036)	(12,709)
Payments on financing leases	(117)	—
Debtor in possession cash	60	(134)
Net cash used in financing activities	(16,087)	(13,712)
Net (decrease) increase in cash and cash equivalents, including restricted cash	(4,320)	6,303
Cash and cash equivalents, including restricted cash, beginning of period	8,984	2,681
Cash and cash equivalents, including restricted cash, end of period	$4,664	$8,984

The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended September 30,
	2021	2020
Supplemental cash flow disclosures:
Interest paid	$4,342	$4,445
Income taxes refunded, net	$—	$30
Income taxes paid, net	$1,537	$—
Noncash financing and investing activities:
Reclassification of land from right of use asset to property and equipment	$2,029	$1,349

The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

Note 1: Background and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Live Ventures Incorporated, a Nevada corporation, and its subsidiaries (collectively, the “Company”). Commencing in fiscal year 2015, the Company began a strategic shift in its business plan away from providing online marketing solutions for small and medium sized businesses to acquiring profitable companies in various industries that have demonstrated a strong history of earnings power. The Company continues to actively develop, revise and evaluate its products, services and its marketing strategies in its businesses. The Company has three operating segments: Retail, Flooring Manufacturing, Steel Manufacturing, and Corporate and Other. Included in the Retail segment: (i) Vintage Stock, Inc. (“Vintage Stock”), the Company is engaged in the retail sale of new and used movies, music, collectibles, comics, books, games, game systems and components and (ii) ApplianceSmart, Inc. (“ApplianceSmart”), the Company is engaged in the sale of new major appliances through a retail store. Included in the Flooring Manufacturing segment is Marquis Industries, Inc. (“Marquis”), which is engaged in the manufacture and sale of carpet and the sale of vinyl and wood floorcoverings. Included in the Steel Manufacturing Segment is Precision Industries, Inc. (“Precision Marshall”), which is engaged in the manufacture and sale of alloy and steel plates, ground flat stock and drill rods.

Coronavirus

In March 2020, there was a global outbreak of COVID-19 (Coronavirus) that has resulted in changes in global supply of certain products. The pandemic has created significant uncertainties and is having an unprecedented impact on the U.S. economy as federal, state, and local governments react to this public health crisis. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, the Company’s supply chain partners, its employees and customers, customer sentiment in general, and traffic within shopping centers, and, where applicable, malls, containing its stores. As the pandemic continues to grow, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state, and local authorities to avoid large gatherings of people or self-quarantine are continuing to increase, which has already affected, and may continue to affect, traffic to the stores. As of March 31, 2020, Vintage Stock had closed all of its retail locations in response to the crisis. Beginning May 1, 2020, Vintage Stock began to reopen certain locations in compliance with government regulations. Additionally, as of June 30, 2020, all Vintage Stock retail locations were reopened, while maintaining compliance with government mandates. The Company is unable to predict if additional periods of store closures will be needed or mandated. During March and April 2020, Marquis conducted rolling layoffs for certain employees; however, during May 2020, most employees returned to their respective locations. Continued impacts of the pandemic materially adversely affect the near-term and long-term revenues, earnings, liquidity, and cash flows, and may require significant actions in response, including but not limited to, employee furloughs, reduced store hours, store closings, expense reductions or discounting of pricing of products, all in an effort to mitigate such impacts. The extent of the impact of the pandemic on the business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that the Company is not aware of currently.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and a variable interest entity. See Note 4, Variable Interest Entity for further information. The Company records a non-controlling interest within stockholders’ equity for the portion of the entity’s equity attributed to the consolidated entities that are not wholly owned. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts may have been reclassified for consistency with the current period presentation. These reclassifications have no material effect on the reported financial results

Use of Estimates

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

Significant estimates made in connection with the accompanying consolidated financial statements include the estimated reserve for doubtful current and long-term trade and other receivables, the estimated reserve for excess and obsolete inventory, estimated warranty reserve, estimated fair value and forfeiture rates for stock-based compensation, fair values in connection with the analysis of goodwill, other intangibles and long-lived assets for impairment, valuation allowance against deferred tax assets, lease terminations, and estimated useful lives for intangible assets and property and equipment.

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, advances to affiliates and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, leases, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices are available (Level 2 inputs). The carrying amounts of long-term debt at September 30, 2021 and 2020 approximate fair value.

Cash and Cash Equivalents

Cash and Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents and restricted cash approximates carrying value.

Trade Receivables

The Company grants trade credit to customers under credit terms that it believes are customary in the industries in which it operates and does not require collateral to support customer trade receivables. Some of the Company’s trade receivables are factored primarily through two factors. Factored trade receivables are sold without recourse for substantially all of the receivables balances for credit approved accounts. The factor purchases the trade receivable(s) for the gross amount of the respective invoice(s), less factoring commissions, trade and cash discounts. The factor charges the Company a factoring commission for each trade account, which is between 0.75-1.00% of the gross amount of the invoice(s) factored on the date of the purchase, plus interest calculated at 3.25%-6% per annum. The minimum annual commission due the factor is approximately $100,000 per contract year.

The following table details the Company's trade receivables as of September 30, 2021 (000's):

	September 30, 2021	September 30, 2020
Trade receivables, current, net:
Accounts receivable, current	$21,620	$20,197
Less: Reserve for doubtful accounts	(61)	(76)
	$21,559	$20,121
Trade receivables, long term, net:
Accounts receivable, long term	$—	$196
Less: Reserve for doubtful accounts	—	(196)
	$—	$—
Total trade receivables, net:
Gross trade receivables	$21,620	$20,393
Less: Reserve for doubtful accounts	(61)	(272)
	$21,559	$20,121

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which includes allowances for accounts and factored trade receivables, customer refunds, dilution and fees from local exchange carrier billing aggregators and other uncollectible accounts. The allowance for doubtful accounts is based upon historical bad debt experience and periodic evaluations of the aging and collectability of the trade receivables. This allowance is maintained at a level which the Company believes is sufficient to cover potential credit losses and trade receivables are only written off to bad debt expense as uncollectible after all reasonable collection efforts have been made. The Company has also purchased accounts receivable credit insurance to cover some non-factored trade and other receivables which helps reduce potential losses due to doubtful accounts. At September 30, 2021 and 2020, the allowance for doubtful accounts was approximately $61,000 and $272,000, respectively.

Inventories

Inventories are valued at the lower of the inventory’s cost (first in, first out basis or “FIFO”) or net realizable value of the inventory. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Management also reviews inventory to determine if excess or obsolete inventory is present and a reserve is made to reduce the carrying value for inventory for such excess and or obsolete inventory. At September 30, 2021 and September 30, 2020, the inventory reserves were approximately $1.9 million and $3.1 million, respectively.

The following table details the Company's inventories as of September 30, 2021 (000's):

	September 30, 2021	September 30, 2020
Inventory, net
Raw materials	$18,604	$13,175
Work in progress	12,404	11,747
Finished goods	22,584	25,009
Merchandise	18,948	17,729
	72,540	67,660
Less: Inventory reserves	(1,793)	(3,135)
	$70,747	$64,525

Property and Equipment

Property and Equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of building and improvements are three to 40 years, transportation equipment is five to 10 years, machinery and equipment are five to 10 years, furnishings and fixtures are three to five years, and office and computer equipment are three to five years.

The Company periodically reviews its property and equipment when events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. The Company assesses recoverability based on several factors, including its intention with respect to its stores and those stores projected undiscounted cash flows. An impairment loss would be recognized for the amount by which the carrying amount of the assets exceeds their fair value, as approximated by the present value of their projected discounted cash flows.

Goodwill

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. Under ASC 350, goodwill is not amortized; rather, it is tested for impairment on at least an annual basis. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of business acquired.

The Company tests goodwill annually on July 1 of each fiscal year or more frequently if events arise or circumstances change that indicate that goodwill may be impaired. The Company assesses whether goodwill impairment exists using both qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed, as required by ASC 350, to determine whether a goodwill impairment exists.

The quantitative test is used to compare the carrying amount of the reporting unit's assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment loss is recognized. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The determination of the fair value of the Company's reporting units is based, among other things, on estimates of the future operating performance of the reporting unit being valued. A goodwill impairment test is required to be completed, at minimum, once annually, and any resulting impairment loss recorded upon completion of the assessment. Changes in market conditions, among other factors, may have an impact on these estimates and require interim impairment assessments.

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

Intangible Assets

The Company’s intangible assets consist of customer relationship intangibles, favorable leases, trade names, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles. Upon acquisition, estimates are made in valuing acquired intangible assets, which include but are not limited to, future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values. All intangible assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – three to 20 years; software – three to 5 years, customer relationships – seven to 15 years, favorable leases – over the life of the lease, customer lists – to 20 years, trade names – to 20 years. Intangible amortization expense was approximately $522,000 and $605,000 for the years ended September 30, 2021 and 2020, respectively.

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

Retail Segment

The Retail Segment derives revenue primarily from direct sales of entertainment and appliance products and services, including shipping and handling amounts, which are recognized when the following requirements have been met: (i) there is persuasive evidence of an arrangement, (ii) the sales transaction price is fixed or determinable, (iii) title or use rights, ownership and risk of loss have been transferred to the customer, (iv) allocation of sales price to specific performance obligations, and (v) performance obligations are satisfied. At the time revenue is recognized, the Company records a provision for the estimated amount of future returns based primarily on historical experience and any known trends or conditions that exist at the time revenue is recognized. Revenues are recorded net of sales taxes collected from customers. All direct costs are either paid and or accrued for in the period in which the sale is recorded.

Flooring and Steel Manufacturing Segments

The Flooring Manufacturing Segment derives revenue primarily from the sale of carpet and hard surface flooring products, including shipping and handling amounts. The Steel Manufacturing Segments derives revenue primarily from the sale of steel plates, ground flat stock and drill rods, including shipping and handling amounts. Revenue is recognized when the following requirements have been met: (i) there is persuasive evidence of an arrangement, (ii) the sales transaction price is fixed or determinable, (iii) title, ownership and risk of loss have been transferred to the customer, (iv) allocation of sales price to specific performance obligations, and (v) performance obligations are satisfied. At the time revenue is recognized, the Company records a provision for the estimated amount of future returns based primarily on historical experience and any known trends or conditions that exist at the time revenue is recognized. Revenues are recorded net of taxes collected from customers. All direct costs are either paid and or accrued for in the period in which the sale is recorded.

Spare Parts

For spare parts sales, the Company transfers control and recognizes a sale when it ships the product to the customer or when the customer receives product based upon agreed shipping terms. Each unit sold is considered an independent, unbundled performance obligation. The Company has no additional performance obligations other than spare parts sales that are material in the context of the contract. The amount of consideration received and revenue recognized varies due to sales incentives and returns offered to customers. When customers retain the right to return eligible products, the Company reduces revenue for the estimate of the expected returns, which is primarily based on an analysis of historical experience.

Warranties

Warranties are classified as either assurance or service type warranties. A warranty is considered an assurance type warranty if it provides the consumer with assurance that the product will function as intended. A warranty that goes above and beyond ensuring basic functionality is considered a service type warranty. The Company offers certain limited warranties that are assurance type warranties and extended service arrangements that are service type warranties. Assurance type warranties are not accounted for as separate performance obligations under the revenue model. If a service type warranty is sold with a product or separately, revenue is recognized over the life of the warranty. The Company evaluates warranty offerings in comparison to industry standards and market expectations to determine appropriate warranty classification. Industry standards and market expectations are determined by jurisdictional laws, competitor offerings and customer expectations. Market expectations and industry standards can vary based on product type and geography. The Company primarily offers assurance type warranties.

A warranty reserve of approximately $105,000 and $206,000 is included in accrued liabilities on the consolidated balance sheet at September 30, 2021 and 2020, respectively.

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

Because the Company expects to be entitled to a breakage amount for a liability resulting from the sale of a prepaid stored-value product, the Company utilized the Redemption Pattern methodology. Under this methodology, the Company shall derecognize the amount related to the expected breakage in proportion to the pattern of rights expected to be exercised by the product holder only to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur.

The Company establishes a liability upon the issuance of merchandise credits and the sale of gift cards. Breakage income related to gift cards which are no longer reportable under state escheatment laws of approximately $10,000 and $75,000 for the years ended September 30, 2021 and 2020, respectively, is recorded in other income in our consolidated financial statements.

Advertising Expense

Advertising expense is charged to operations as incurred. Advertising expense totaled approximately $350,000 and $305,000 for the years ended September 30, 2021 and 2020, respectively.

Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows: Level 1 - inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets. Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

The fair value of property, plant and equipment, and goodwill acquired as part of a business combination is based on a third-party valuation utilizing the indirect method of cost approach which is based on Level 2 and Level 3 inputs. In the indirect method of Cost Approach, the Reproduction Cost New for each asset or group of assets is determined by indexing the original capitalized cost basis. The cost basis generally includes the base cost of the asset and certain contributory costs, such as sales tax, freight and handling charges, installation, general contractor’s costs, and engineering and design costs. The index factors used in this analysis are based on the asset type and manufacture date. Index factors were derived from various published sources including Marshall Valuation Service and the Bureau of Labor Statistics.

The fair value of debt assumed as part of a business combination is discounted utilizing implied interest rates, as applicable, which is based on Level 1 and Level 2 inputs.

Income Taxes

The Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided on deferred taxes if it is determined that it is more likely than not that the asset will not be realized. The Company recognizes penalties and interest accrued related to income tax liabilities in the provision for income taxes in its Consolidated Statements of Income.

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

Lease Accounting

The Company leases retail stores, warehouse facilities and office space. These assets and properties are generally leased under noncancelable agreements that expire at various dates through 2040 with various renewal options for additional periods. The agreements, substantially all of which have been classified as operating leases, generally provide for minimum and, in some cases percentage rent and require it to pay all insurance, taxes and other maintenance costs.

For contracts entered into on or after October 1, 2019, the Company assesses at contract inception whether the contract is, or contains, a lease. Generally, it determines that a lease exists when (i) the contract involves the use of a distinct identified asset, (ii) obtains the right to substantially all economic benefits from use of the asset and (iii) it has the right to direct the use of the asset.

At the lease commencement date, the Company recognizes a right-of-use asset and a lease liability for all leases, except short-term leases with an original term of 12 months or less. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any prepayments to the lessor and initial direct costs, such as brokerage commissions, less any lease incentives received. All right-of-use assets are periodically reviewed for impairment in accordance with standards that apply to long-lived assets. The lease liability is initially measured at the present value of the lease payments, discounted using an estimate of the Company’s incremental borrowing rate for a collateralized loan with the same term as the underlying lease. The incremental borrowing rates used for the initial measurement of lease liabilities as of October 1, 2019 were based on the original lease terms.

Lease payments included in the measurement of lease liabilities consist of (i) fixed lease payments for the noncancelable lease term, (ii) fixed lease payments for optional renewal periods where it is reasonably certain the renewal option will be exercised, and (iii) variable lease payments that depend on an underlying index or rate, based on the index or rate in effect at lease commencement. Certain of our real estate lease agreements require payments for non-lease costs, such as utilities and common area maintenance. The Company has elected an accounting policy, as permitted by ASC 842, not to account for such payments separately from the related lease payments. The Company’s policy election results in a higher initial measurement of lease liabilities when such non-lease payments are fixed amounts. Certain of the Company’s real estate lease agreements require variable lease payments that do not depend on an underlying index or rate, such as sales and value-added taxes and the Company’s proportionate share of actual property taxes, insurance and utilities. Such payments and changes in payments based on a rate or index are recognized in operating expenses when incurred.

Lease expense for operating leases consists of the fixed lease payments recognized on a straight-line basis over the lease term plus variable lease payments as incurred. The lease payments are allocated between a reduction of the lease liability and interest expense. Amortization of the right-of-use asset for operating leases reflects amortization of the lease liability, any differences between straight-line expense and related lease payments during the accounting period, and any impairments

The Company adopted Accounting Standard Update (“ASU”) No. 2016-02 - Leases (Topic 842), as amended, or Accounting Standard Codification (“ASC 842”), as of October 1, 2019. The primary impact of ASC 842 on the Company’s consolidated financial statements is the recognition of right-of-use assets and related liabilities on its consolidated balance sheet for operating leases where the Company is the lessee. The Company elected to apply the requirements of the new standard on October 1, 2019 and has not restated its consolidated financial statements for prior periods. Their adoption of ASC 842 did not have a material impact on the results of the operations or on the cash flows for the period presented.

The Company elected certain practical expedients under its transition method, including elections to not reassess (i) whether a contract is or contains a lease and (ii) the classification of existing leases. They also elected not to apply hindsight in determining whether optional renewal periods should be included in the lease term, which in some instances may impact the initial measurement of the lease liability and the calculation of straight-line expense over the lease term for operating leases. As a result of the Company’s transition elections, there was no change in its recognition of expense for leases that commenced prior to October 1, 2019.

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

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a Company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company determined it has three operating segments (See Note 19).

Concentration of Credit Risk

The Company maintains cash balances in bank accounts in each state the Company has business operations. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of September 30, 2021. At times, balances may exceed federally insured limits.

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

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This update provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. This update is effective for the Company’s fiscal years beginning after December 15, 2021. The Company is currently assessing the impact of adopting this new accounting standard on its Consolidated Financial Statements and related disclosures.

Note 3: Leases

The weighted average remaining lease term is 8.43 years. The Company’s weighted average discount rate is 6.5%. Total cash payments for the year ended September 30, 2021 were approximately $9.7 million. During July 2020, the Company entered into a lease agreement for office space in Nevada with an initial lease term through November 30, 2025.

The following table details the Company's right of use assets and lease liabilities as of September 30, 2021 and 2020, respectively (in 000's):

	September 30, 2021	September 30, 2020
Right of use asset - operating leases	$30,466	$29,545
Operating lease liabilities:
Current	7,202	7,176
Long term	29,343	28,101

Total present value of future lease payments as of September 30, 2021:

Twelve months ended September 30,
2022	$9,339
2023	7,604
2024	6,069
2025	4,473
2026	3,260
Thereafter	13,295
Total	44,040
Less implied interest	(7,495)
Present value of payments	$36,545

During the year ended September 30, 2020, the Company recorded a net gain on lease settlement of approximately $307,000, which consisted of impairment charges of approximately $614,000 related to the decision to close additional ApplianceSmart retail locations resulting in a decrease to the associated right of use asset related to these leases, offset by a gain on lease settlement of approximately $921,000 resulting from the extinguishment of the lease liability associated with the closed retail locations. There were no such transactions during the year ended September 30, 2021.

Note 4: Variable Interest Entity

On June 14, 2021 (the “Execution Date”), the Company agreed to acquire 100% of the outstanding membership interests in Salomon Whitney LLC, a New York limited liability company d/b/a SW Financial (“SW Financial”), for approximately $7.0 million. SW Financial is a broker-dealer that is registered with the U.S. Securities and Exchange Commission (“SEC”), as SEC #8-67688, and with the Financial Industry Regulatory Authority, Inc. (“FINRA”), having Central Registration Depository #145012.

On the Execution Date, SW Affiliated Holdings LLC, a Nevada limited liability company and a wholly-owned subsidiary of the Company (the “Purchaser”), entered into a definitive Membership Interest Purchase Agreement (the “Purchase Agreement”) with Angia Holdings LLC, a New York limited liability company (the “Seller”), and SW Financial. Pursuant to the Purchase Agreement, the Purchaser agreed to acquire from the Seller all of the outstanding membership interests (the “Units”) in SW Financial on the following terms:

•

on the Execution Date, the Purchaser acquired 24.9% of the Units in exchange for, among other consideration described in the Purchase Agreement, an initial payment to the Seller of approximately $1.7 million and a non-refundable deposit to the Seller in the amount of approximately $4.2 million;

•	the remaining 75.1% of the Units (the “Remaining Units”) were deposited into escrow with the Seller’s legal counsel; and

•	an additional $1.0 million will be paid to the Seller at the earliest of FINRA’s approval of the change in control of SW Financial, or December 31, 2021, of which $200,000 has already be paid.

The closing (the “Closing”) of the acquisition of the Remaining Units by the Purchaser is subject to customary conditions, including, approval by FINRA. On the Execution Date, the Purchaser and the Seller entered into an amended and restated operating agreement (the “Operating Agreement”) of SW Financial that governs the management of SW Financial from and after the Effective Date.

On the Execution Date, the two principals of the Seller entered into employment agreements with SW Financial. Each employment agreement provides that each principal shall be entitled to, among other things, an annual base salary, a cash bonus equal to a specified percentage of SW Financials’ annual adjusted earnings before interest, income taxes, depreciation, and amortization for a specified period, and severance benefits if an employee is terminated without cause, contingent upon the relevant principal agreeing to a general release of claims in favor of SW Financial following termination of employment in certain circumstances. Each employment agreement also contains confidentiality, non-competition, non-solicitation, and non-disparagement provisions.

Due to the proximity of the execution date of the acquisition agreement to the of the filing of the Company's Q3 10-Q, the Company was unable to complete its VIE considerations for the transaction, and, thus, treated the acquisition as an equity investee in that filing. However, upon full consideration of the facts and circumstances of the acquisition, the Company determined that SW Financial should be accounted for as a VIE because the equity holder lacks the power to direct the activities that most significantly impact SW Financial's economic performance. This conclusion is based upon SW Financial’s amended and restated operating agreement for which the Company has representation for three of five board members, which conveys to the Company all significant operating decisions and responsibilities. In addition, the purchase price is fixed at $7.0 million and if FINRA does not approve, the Company has the ability to reapply for approval as well as sell the company. In the event of a sale, the Company is entitled to all proceeds and therefore bares the risk and reward of the SW Financial. As such, the Company determined that it is the primary beneficiary of SW Financial as it has both the power to direct the activities that most significantly impact SW Financial’s economic performance and the obligation to absorb profits and/or losses of SW Financial that could potentially be significant to SW Financial.

SW Financial meet’s the definition of a business as per FASB Topic ASC 810, Consolidation (Topic 810) ("ASC 810"), and therefore the Company applied the guidance in ASC 810 for initial consolidation of a VIE that is a business when consolidating SW Financial’s financial statements for the year ended September 30, 2021.

Under the purchase price allocation, the Company recognized goodwill of approximately $3.7 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of June 14, 2021 as calculated by a third-part appraisal firm. The table below outlines the purchase price allocation of the purchase for SW Financial to the acquired identifiable assets, liabilities assumed and goodwill:

Total purchase price	$7,000
Accounts payable	12
Accrued liabilities	1,031
Total liabilities assumed	1,043
Total consideration	8,043
Accounts receivable	756
Intangible assets	3,570
Total assets acquired	4,326
Total goodwill	$3,717

Goodwill arising from the acquisition is expected to be fully deductible for tax purposes.

The assets acquired and liabilities assumed were classified within the fair value hierarchy table below in accordance with our fair value measurements policy (see Note 2).

	Level 1	Level 3	Total
Accounts receivable, net	$756	$—	$756
Intangible assets	—	3,570	3,570
Accounts payable	12	—	12
Accrued liabilities	1,031	—	1,031

Note 5: Acquisitions

The Company seeks opportunities to acquire profitable and well-managed companies. During fiscal year ended September 30, 2021, the Company agreed to acquire 100% of the outstanding membership interests in SW Financial. See Note 4 regarding the consolidation of SW Financial. During the fiscal year ended September 30, 2020, the Company acquired Lonesome Oak and Precision Marshall.

Precision Industries, Inc.

On July 14, 2020 (the “Closing Date”), the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Precision Industries, Inc., a Pennsylvania corporation (otherwise known in the industry as “Precision Marshall”), President Merger Sub Inc., a Pennsylvania corporation and a wholly-owned subsidiary of Live Ventures (“Merger Sub”), and D. Jackson Milhollan, as shareholders’ representative, pursuant to which the Company acquired Precision Marshall by the consummation of a merger (the “Merger”) of its Merger Sub with and into Precision Marshall, with Precision Marshall surviving the Merger.

Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, at the closing of the Merger, Live Ventures paid Precision Marshall’s shareholders aggregate consideration of approximately $31.5 million in cash (the “Merger Consideration”), subject to (i) certain adjustments with respect to Precision Marshall’s cash, expenses incurred in connection with the Merger, debt, and net working capital balances at the closing of the Merger, (ii) the withholding of a portion of the Merger Consideration in connection with the Precision shareholders’ indemnification obligations under the Merger Agreement, and (iii) the withholding of a portion of the Merger Consideration as an expense account for the shareholders’ representative. At the effective time of the Merger (the “Effective Time”), shares of Precision Marshall’s outstanding common stock (the “Precision Common Stock”) were converted into the right to receive a portion of the Merger Consideration in accordance with the terms of the Merger Agreement.

The Merger Agreement contains customary representations, warranties, covenants, and agreements of the Company, Merger Sub, and Precision Marshall, including indemnification rights in favor of the Company that are customary for a transaction of this nature and magnitude.

In connection with the Merger, the Company formed Precision Affiliated Holdings LLC, a Delaware limited liability company (“Precision Holdings”), as its wholly-owned subsidiary for the purpose of its holding 100% of the issued and outstanding shares of capital stock of Precision Marshall. Pursuant to the terms of a Contribution Agreement (the “Contribution Agreement”) and in connection with the Merger and the financing of the acquisition of Precision, the Company caused the capital stock of Precision Marshall to be vested in Precision Holdings.

Under the purchase price allocation, the Company recognized a bargain purchase gain of approximately $1.5 million which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of July 14, 2020 as calculated by a third-part appraisal firm. The table below outlines the purchase price allocation of the purchase for Precision Marshall to the acquired identifiable assets, liabilities assumed and bargain purchase gain:

Total purchase price	$5,500
Less fair value of the holdback option	(2,500)
Net purchase price	3,000
Accounts payable	3,116
Accrued liabilities	583
Lease liabilities	8,109
Debt	23,022
Total liabilities assumed	34,830
Total consideration	37,830
Cash	1,159
Accounts receivable, net	2,814
Inventory	24,005
Property, plant and equipment, net	6,048
Right of use assets	4,873
Other assets	438
Total assets acquired	39,337
Total bargain purchase gain	$(1,507)

The Company expects to collect the accounts receivable balance. However, for any uncollectible accounts receivable the Company will reduce the amount of the holdback in an amount equal to the uncollectable accounts receivable.

The bargain purchase gain arising from the acquisition is nondeductible for tax purposes.

Revenues and expenses for the period of July 14, 2020 through September 30, 2020, and the year ended September 30, 2021, are detailed in Note 19. The assets acquired and liabilities assumed were classified within the fair value hierarchy table below in accordance with our fair value measurements policy (see Note 2).

	Level 1	Level 2 and 3	Total
Cash	$1,159	$—	$1,159
Accounts receivable, net	2,814	—	2,814
Inventory	—	24,005	24,005
Property, plant and equipment, net	—	6,048	6,048
Right of use assets	—	4,873	4,873
Other assets	438	—	438
Accounts payable	3,116	—	3,116
Accrued liabilities	583	—	583
Lease liabilities	—	8,109	8,109
Debt	—	23,022	23,022

Lonesome Oak Acquisition

On November 1, 2019, Marquis entered into a purchase agreement, as amended on January 31, 2020 (as amended, the “LOTC Purchase Agreement”), to acquire all of the outstanding capital stock of Lonesome Oak Trading Co., Inc. (“Lonesome Oak”). Pursuant to the LOTC Purchase Agreement, and on January 31, 2020, Marquis acquired from the sole stockholder of Lonesome Oak (the “LOTC Stockholder”) all of the issued and outstanding shares of capital stock of Lonesome Oak for $2.0 million and the assumption of approximately $12.5 million of debt. In connection with the closing of the acquisition, Lonesome Oak entered into a lease agreement with the LOTC Stockholder regarding certain properties that are used in Lonesome Oak’s operations and that are owned by affiliates of the LOTC Stockholder. Marquis held back approximately $1.5 million of the purchase price (the “Holdback Amount”) to satisfy claims for indemnity arising out of breaches of certain representations, warranties, and covenants, and certain other enumerated items, if any. In connection with the closing of the transaction, the LOTC Stockholder entered into an employment agreement with a five-year term and serves as an Executive Vice President of Lonesome Oak pursuant to the terms thereof. Subject to certain exceptions, the LOTC Stockholder agreed to indemnify Marquis for breaches of certain representations, warranties, and covenants, and certain other enumerated items, if any. Indemnification by the LOTC Stockholder for breaches of certain representations and warranties is generally limited to the Holdback Amount. The LOTC Stockholder is subject to a three-year non-competition and non-solicitation provisions. On March 2, 2020,

Lonesome Oak merged with and into Marquis, with Marquis surviving the merger and Lonesome Oak ceasing to exist as a separate entity. Because Lonesome Oak ceased to exist as a separate entity, the Company does not have the ability to breakout the revenues or expenses incurred since the acquisition date.

Under the purchase price allocation, the Company recognized goodwill of $807,000 which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of January 31, 2020 as calculated by a third-party appraisal firm. The table below outlines the purchase price allocation of the purchase for Lonesome Oak to the acquired identifiable assets, liabilities assumed and goodwill:

Total purchase price	$2,000
Less fair value of the holdback option	(1,450)
Net purchase price	550
Accounts payable	7,188
Accrued liabilities	1,514
Debt	13,879
Total liabilities assumed	22,581
Total consideration	23,131
Cash	40
Accounts receivable, net	4,838
Inventory	13,826
Property, plant and equipment, net	3,485
Other assets	135
Total assets acquired	22,324
Total goodwill	$807

The Company expects to collect the accounts receivable balance. However, any uncollectible accounts receivable, the Company will reduce the amount of the holdback in an amount equal to the uncollectable accounts receivable. As of September 30, 2020, the holdback had been reduced to approximately $1.3 million due to unrecorded liabilities at the time of the acquisition. During July 2021, the holdback balance of approximately $1.3 million was written off due to inventory obsolescence. During December 2020, the note was paid in full.

Goodwill arising from the acquisition is expected to be fully deductible for tax purposes.

The assets acquired and liabilities assumed were classified within the fair value hierarchy table below in accordance with our fair value measurements policy (see Note 2).

	Level 1	Level 2 and 3	Total
Cash	$40	$—	$40
Accounts receivable, net	4,838	—	4,838
Inventory	—	13,826	13,826
Property, plant and equipment, net	—	3,485	3,485
Other assets	135	—	135
Accounts payable	7,188	—	7,188
Accrued liabilities	1,514	—	1,514
Debt	—	13,879	13,879

Note 6: Property and Equipment

The following table details the Company's property and equipment as of September 30, 2021 and 2020, respectively (000's):

	September 30, 2021	September 30, 2020
Property and equipment, net:
Building and improvements	$11,737	$9,908
Land	2,029	1,349
Transportation equipment	450	480
Machinery and equipment	35,284	27,217
Furnishings and fixtures	3,907	2,908
Office, computer equipment and other	2,792	3,445
	56,199	45,307
Less: Accumulated depreciation	(20,567)	(13,582)
	$35,632	$31,725

During the year ended September 30, 2020, impairment charges of $525,000 were taken related to the disposal of fixed assets no longer in use. No such transactions occurred during the year ended September 30, 2021. Depreciation expense was approximately $6.3 million and $5.1 million for the years ended September 30, 2021 and 2020, respectively.

Note 7: Intangibles

The Company’s intangible assets consist of customer relationship intangibles, trade names, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles.

The following table details the Company's intangible assets as of September 30, 2021 and 2020, respectively (in 000's):

	September 30, 2021	September 30, 2020
Intangible assets, net:
Domain name and marketing related intangibles	$260	$90
Customer relationship intangibles	6,089	2,689
Purchased software	587	121
	6,936	2,900
Less: Accumulated amortization	(2,239)	(1,837)
	$4,697	$1,063

There were no impairment charges for the years ended September 30, 2021 or 2020, respectively.

The following table summarizes estimated future amortization expense related to intangible assets that have net balances (in 000's):

As of September 30,
2022	$701
2023	675
2024	518
2025	504
2026	604
Thereafter	1,695
$4,697

Note 8: Goodwill

The following table details the Company's goodwill as of September 30, 2021 (000's):

	Retail	Flooring Manufacturing	Steel Manufacturing	Corporate	Total
September 30, 2019	$36,947	$—	$—	$—	$36,947
Additions	—	807	—	—	807
Impairment	—	—	—	—	—
September 30, 2020	36,947	807	—	—	37,754
Additions	—	—	—	3,717	3,717
Impairment	—	—	—	—	—
September 30, 2021	$36,947	$807	$—	$3,717	$41,471

The Company accounts for purchased goodwill and intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other (see Note 2). Goodwill recognized during the year ended September 30, 2021 was approximately $3.7 million, and was due to the consolidation of SW Financial as a VIE (see Note 4). Goodwill recognized during the year ended September 30, 2020 was approximately $807,000, and was due to the acquisition of LOTC (see Note 5). There was no goodwill impairment for the years ended September 30, 2021 or 2020, respectively. The Company expects that Goodwill arising from these transactions will be fully deductible for tax purposes.
Note 9: Accrued Liabilities

The following table details the Company's accrued liabilities as of September 30, 2021 and 2020, respectively (in 000's):

	September 30, 2021	September 30, 2020
Accrued liabilities:
Accrued payroll and bonuses	$4,765	$4,178
Accrued sales and use taxes	1,692	1,251
Accrued property taxes	293	270
Accrued rent	14	—
Accrued gift card and escheatment liability	1,593	1,534
Accrued interest payable	372	280
Accrued accounts payable and bank overdrafts	503	3,818
Accrued professional fees	4,937	2,191
Customer deposits	241	169
Accrued expenses - other	2,638	1,131
	$17,048	$14,822

ApplianceSmart accrued liabilities of approximately $2.6 million and approximately $3.0 million are included in debtor in possession liabilities on the Consolidated Balance Sheets at September 30, 2021 and 2020, respectively.

Note 10: Long-Term Debt

Notes Payable as of September 30, 2021 and 2020 consisted of the following:

	September 30, 2021	September 30, 2020
Encina Business Credit Revolver Loan	12,735	14,886
Texas Capital Bank Revolver Loan	8,794	7,115
Crossroads Financial Revolver Loan	—	883
Encina Business Credit Term Loan	1,319	1,663
Note Payable Comvest Term Loan	—	5,554
Note Payable to the Sellers of Vintage Stock	4,200	10,000
Note #1 Payable to Banc of America Leasing & Capital LLC	—	1,229
Note #3 Payable to Banc of America Leasing & Capital LLC	1,320	1,862
Note #4 Payable to Banc of America Leasing & Capital LLC	406	572
Note #5 Payable to Banc of America Leasing & Capital LLC	1,985	2,538
Note #6 Payable to Banc of America Leasing & Capital LLC	618	758
Note #7 Payable to Banc of America Leasing & Capital LLC	4,121	4,681
Note #8 Payable to Banc of America Leasing & Capital LLC	2,943	3,091
Equipment loans	700	2,900
Note payable to the Sellers of Precision Marshall	2,500	2,500
Note Payable to Store Capital Acquisitions, LLC	9,209	9,243
Payroll Protection Program	—	6,151
Note payable to individual, interest at 11% per annum, payable on a 90 day written notice, unsecured	207	207
Note payable to individual, interest at 10% per annum, payable on a 90 day written notice, unsecured	500	500
Note payable to individual, noninterest bearing, monthly payments of $19 through March 2023, unsecured	472	810
Note payable to individual, interest at 7% per annum, five-year notes, unsecured	198	—
Note payable RSSI/(VSSS)	130	—
Notes payable JCM Holdings	1,833	—
Total notes payable	54,190	77,143
Less unamortized debt issuance costs	(576)	(1,767)
Net amount	53,614	75,376
Less current portion	(16,055)	(11,986)
Long-term portion	$37,559	$63,390

Future maturities of long-term debt at September 30, 2021 are as follows excluding related party debt:

Years ending September 30,
2022	$16,055
2023	21,006
2024	2,495
2025	1,607
2026	1,457
Thereafter	11,570
Total	$54,190

Bank of America Revolver Loan

On January 31, 2020, Marquis entered into an amended revolving credit agreement with Bank of America Corporation (“BofA Revolver”). The BofA Revolver, as amended, is a $25.0 million five-year, asset-based facility that is secured by substantially all of Marquis’ assets. Availability under the BofA Revolver is subject to a monthly borrowing base calculation. Marquis’ ability to borrow under the BofA Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with BofA. The BofA Revolver is recorded as a current liability due to a lockbox requirement, and a subjective acceleration clause as part of the agreement.

The BofA Revolver bears interest at a variable rate based on a base rate plus a margin. The current base rate is the greatest of (i) Bank of America prime rate, (ii) the current federal funds rate plus 0.50%, or (iii) 30-day LIBOR plus 1.00% plus the margin, which varies, depending on the fixed coverage ratio table below. Levels I – V determine the interest rate to be charged Marquis and is based on the fixed charge coverage ratio achieved. The 30-day LIBOR rate has been extended by regulators for use through June 30, 2023. The Level V interest rate is adjusted up or down on a quarterly basis going forward based upon the above fixed coverage ratio achieved by Marquis. The BofA Revolver places certain restrictions and covenants on Marquis, including a limitation on asset sales, additional liens, investment, loans, guarantees, acquisitions, incurrence of additional indebtedness for Marquis to maintain a fixed charge coverage ratio of at least 1.05 to 1, tested as of the last day of each month for the twelve consecutive months ending on such day.

The advance rate in certain circumstances for inventory is 39.1% or 53.5% for raw materials, 0% for work-in-process, and 54.2% or 70% for finished goods subject to eligibility, special reserves and advance limit of the lessor of $12.5 million or 65% of the value of eligible inventory. Letters of credit reduce the amount available to borrow under the BofA Revolver by an amount equal to the face value of the letters of credit.

Level	Fixed Charge Coverage Ratio	Base Rate Revolver	LIBOR Revolver
I	<1.20 to 1.00	1.25%	2.25%
II	>1.20 to 1.00 but <1.50 to 1.00	1.00%	2.00%
III	>1.50 to 1.00 but <1.75 to 1.00	0.75%	1.75%
IV	>1.75 to 1.00 but <2.00 to 1.00	0.50%	1.50%
V	>2.00 to 1.00	0.25%	1.25%

The following tables summarize the BofA Revolver for the years ended and as of September 30, 2021 and 2020, respectively (in 000's):

	During the year ended September 30,
	2021	2020
Cumulative borrowing during the period	$135,035	$121,924
Cumulative repayment during the period	134,843	123,073
Maximum borrowed during the period	—	11,347
Weighted average interest for the period	0.00%	3.14%

	As of September 30,
	2021	2020
Total availability	$23,321	$21,732
Total outstanding	—	—

Loan with Encina Business Credit, LLC

On the Closing Date, Precision Holdings, a wholly-owned subsidiary of Live Ventures and the holder of 100% of the issued and outstanding shares of capital stock of Precision Marshall and Merger Sub entered into a Loan and Security Agreement (the “Loan Agreement”) by and among Precision Marshall and Merger Sub, as Borrowers, Precision Holdings, as a Loan Party Obligor, the lenders from time-to-time party thereto, and Encina Business Credit, LLC, as Agent (the “Agent”). The Loan Agreement provides for a secured term loan (the “Encina Term Loan”) of approximately $1.7 million, and secured revolving loans (the “Encina Revolver Loans”, and together with the Term Loan, the “Encina Loans”) in a principal amount not to exceed the lesser of (i) $23.5 million and (ii) a borrowing base equal to the sum of (a) 85% of eligible accounts receivable of the Borrowers, plus (b) 85% of eligible inventory of the two Borrowers, subject to an eligible inventory sublimit that begins at $14.0 million and declines to $12.0 million during the term of the Loan Agreement, minus (c) customary reserves. The Encina Loans will be used (1) in connection with the consummation and financing of the Merger, (2) to repay in full certain indebtedness of Precision Marshall,

(3) to pay the fees, costs, and expenses incurred in connection with the Loan Agreement and the Merger Agreement, (4) for Borrowers’ working capital purposes, and (5) for other lawful business purposes.

The Revolving Loans bear interest at an interest rate equal to the one-month London interbank offered rate (“LIBOR”) plus the applicable margin. The one-month LIBOR rate has been extended by regulators for use through June 30, 2023.The applicable margin ranges from 4.50% to 5.50% per annum (subject to a LIBOR floor of 1.00%) and is determined based on a pricing grid based on the Borrowers’ inventory-to-accounts receivable availability ratio and average Revolving Loan excess availability. The Term Loan bears interest at an interest rate equal to LIBOR plus 6.50%.

The outstanding principal amounts of the Encina Loans and all accrued and unpaid interest are due and payable on July 14, 2023 (the “Scheduled Maturity Date”). The Encina Term Loan requires monthly payments of principal in the amount of approximately $29,000 plus accrued and unpaid interest. The Encina Revolver Loans require monthly payments of accrued and unpaid interest.

The Encina Loans are secured by a lien on substantially all of the assets of Precision Holdings, the Borrowers, and any future subsidiaries of the Borrowers, and are guaranteed by Precision Holdings and future subsidiaries of the Borrowers.

The following tables summarize the Encina Revolver Loans as of and for the year ended September 30, 2021 (in 000's):

	During the year ended September 30,
	2021	2020
Cumulative borrowing during the period	$47,008	$22,008
Cumulative repayment during the period	49,159	7,203
Maximum borrowed during the period	1,400	14,920
Weighted average interest for the period	6.50%	6.50%

	As of September 30,
	2021	2020
Total availability	$3,590	$421
Total outstanding	12,735	14,886

Texas Capital Bank Revolver Loan

On September 30, 2020, Vintage Stock entered into an amended $12.0 million credit agreement with Texas Capital Bank (“TCB Revolver”). The TCB Revolver is a five-year, asset-based facility that is secured by substantially all of Vintage Stock’s assets. Availability under the TCB Revolver is subject to a monthly borrowing base calculation. The TCB Revolver matures November 3, 2023.

Borrowing availability under the TCB Revolver is limited to a borrowing base that allows Vintage Stock to borrow up to 90% of the appraisal value of the inventory, plus 85% of eligible receivables, net of certain reserves. The borrowing base provides for borrowing up to 90% of the appraisal value during the fiscal months of January through September and 92.5% of the appraisal value during the fiscal months of October through December. Letters of credit reduce the amount available to borrow under the TCB Revolver by an amount equal to the face value of the letters of credit.

The TCB Revolver places certain restrictions on Vintage Stock, including a limitation on asset sales, a limitation of 25 new leases in any fiscal year, additional liens, investment, loans, guarantees, acquisitions and incurrence of additional indebtedness.

The following tables summarize the TCB Revolver for the years ended and as of September 30, 2021 and September 30, 2020 (in 000's):

	During the year ended September 30,
	2021	2020
Cumulative borrowing during the period	$90,650	$66,362
Cumulative repayment during the period	88,971	69,837
Maximum borrowed during the period	8,930	11,799
Weighted average interest for the period	2.43%	3.29%

	As of September 30,
	2021	2020
Total availability	$3,206	$5,520
Total outstanding	8,794	7,115

Crossroads Revolver

On March 15, 2019, ApplianceSmart, Inc. (the “Borrower”), entered into a Loan and Security Agreement (the “Crossroads Revolver”) with Crossroads Financing, LLC (“Crossroads”), providing for a $4.0 million revolving credit facility, subject to a borrowing base limitation (the “ABL Facility”). The borrowing base for the ABL Facility at any time equals the lower of (i) up to 75% of inventory cost or (ii) up to 85% of net orderly liquidation value, in each case as further described in the Loan Agreement. The Crossroads Revolver matured on March 15, 2021.

Advances under the Crossroads Revolver bore interest at an interest rate equal to the greater of (i) the three-month London Interbank Offered Rate plus 2.19% or (ii) 5.0%. In addition to paying interest on the outstanding principal under the ABL Facility, the Borrower was required to pay Lender a servicing fee equal to 1.0% per month of the amount of the Borrower’s outstanding obligations under the Crossroads Revolver that accrue interest, an annual loan fee of $80 and other fees described in the Crossroads Revolver.

Advances under the Crossroads Revolver were secured by a pledge of substantially all of the assets of the Borrower. On March 3, 2020, the Company executed a guaranty agreement to Crossroads to induce Crossroads to continue to extend financial accommodations and consent to use of cash collateral to ApplianceSmart. The amount of the guaranty was $1.2 million. The guaranty terminates at such time as ApplianceSmart has paid in full all amounts owed by it to Crossroads. The Company expects the guaranty to continue in effect until August 2021. In addition, certain executive officers of the Borrower have agreed to provide validity guarantees.

The Crossroads Revolver contains representations and warranties, events of default, affirmative and negative covenants and indemnities customary for loans of this nature. As of September 30, 2021 and 2020, the Crossroads Revolver had a balance outstanding of approximately $0.00 and approximately $883,000, respectively. The September 30, 2020 balance outstanding is included in Debtor-in-possession liabilities on the consolidated balance sheet. In connection with the Crossroads Revolver, ApplianceSmart incurred approximately $118,000 in transaction cost that is being recognized as debt issuance cost, and is being amortized and recorded as interest expense over the term of the Crossroads Revolver. As of September 30, 2021, the transaction cost affiliated with the Crossroads Revolver has been fully amortized.

On December 9, 2019, ApplianceSmart filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code. See Note 17 for a complete discussion.

As of June 30, 2021, the Company terminated the Crossroads Revolver and repaid the loan in full.

Comvest Term Loan

On September 30, 2020,Vintage Stock Affiliated Holdings LLC (“Holdings”) and Vintage Stock, Inc. (the “Borrower”), entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) by and among

Borrower, Holdings, the lenders party thereto and Comvest Capital IV, L.P. (“Comvest”), as agent. The Credit Agreement provides for a $24.0 million secured term loan (the “Term Loan”). The proceeds of the Term Loan, together with a cash equity contribution of approximately $4.0 million from the Company to the Borrower, were used by the Borrower (i) to refinance and terminate the Borrower’s credit facility (the “Prior Credit Facility”) with Capitala Private Credit Fund and certain of its affiliates, as lenders, and Wilmington Trust National Association (the “Term Loan Administrative Agent”), as agent, (ii) to pay transaction costs, and (iii) for the Borrower’s working capital and other general corporate purposes. In connection with the closing of the refinancing transaction with Comvest, all defaults under the Prior Credit Facility were extinguished.

The Term Loan bears interest at the base or LIBOR rates (as described below) plus an applicable margin in each case. The applicable margin ranges from 8.0% to 9.5% per annum (subject to a LIBOR floor of 1.0%) and is determined based on the Borrower’s senior leverage ratio pricing grid.

The base rate under the Comvest Credit Agreement is equal to the greatest of (i) the per annum rate of interest which is identified as the “Prime Rate” and normally published in the Money Rates section of The Wall Street Journal (or, if such rate ceases to be so published, as quoted from such other generally available and recognizable source as Agent may select), (ii) the sum of the Federal Funds Rate plus one half percent (0.5%), (iii) the most recently used LIBOR rate and (iv) two percent (2.0%) per annum.

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

The Term Loans place certain restrictions and covenants on Vintage Stock, including a limitation on asset sales, additional liens, investment, loans, guarantees, acquisitions and incurrence of additional indebtedness for Vintage Stock. Vintage Stock is required to maintain a minimum of $10.0 million of EBITDA on a trailing twelve-month basis. Beginning quarter ending March 31, 2019 and thereafter, so long as the Senior leverage ratio is greater than 2.0 to 1.0, Vintage Stock is required to spend no more than $2.0 million for new stores and fixed assets in fiscal year 2020, approximately $1.8 million in fiscal year 2021, and $1.5 million in fiscal years 2022 and thereafter. At all times that the senior leverage ratio is greater than or equal to 1.50:1.00, Vintage Stock cannot have the same store sales percentage to be less than or equal to a negative 5.5 percent as of the last day of any fiscal quarter. Vintage Stock may only open three new retail locations within a twelve-month period so long as the senior leverage ratio is 2.00:1.00 or more. If the senior leverage ratio is less than 2.00:1.00, Vintage Stock may only open no more than five new retail locations within a twelve-month period.

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

Lonesome Oak Equipment Loan

In connection with the Lonesome Oak acquisition (see Note 5), the Company assumed an unsecured note in the amount payable to Extruded Fibers Inc of $3.6 million. While this note is noninterest bearing, in accordance with ASC 805-30, interest is being imputed at 6.78% annually. Principal is payable monthly in the amount of $100,000 for 36 months, beginning March 31, 2020 maturity date March 3, 2023.

Note payable to JCM Holdings

During October 2020, Marquis purchased a manufacturing facility for approximately $2.5 million. Marquis had previously been leasing this facility. Additionally, Marquis entered into a $2.0 million loan agreement with the seller of the facility, which is secured by the facility, in order to complete the purchase of the facility. The loan bears interest at 6% due monthly and matures January 2030.

Note Payable to the Sellers of Vintage Stock

In connection with the purchase of Vintage Stock, on November 3, 2016, Vintage Stock Affiliated Holdings, LLC ("VSAH") and Vintage Stock entered into a seller financed mezzanine loan in the amount of $10.0 million with the previous owners of Vintage Stock. The Sellers Subordinated Acquisition Note bears interest at 8% per annum, with interest payable monthly in arrears The Sellers Subordinated Acquisition Note, as amended, has a maturity date of September 23, 2023.

Equipment Loans

On June 20, 2016 and August 5, 2016, Marquis entered into a transaction that provided for a master agreement and separate loan schedules (the “Equipment Loans”) with Banc of America Leasing & Capital, LLC which provided:

Note #3 is for approximately $3.7 million, secured by equipment. The Equipment Loan #3 is due December 2023, payable in 84 monthly payments of $52,000 beginning January 2017, bearing interest rate at 4.8% per annum.

Note #4 is for approximately $1.1 million, secured by equipment. The Equipment Loan #4 is due December 2023, payable in 81 monthly payments of $16,000 beginning April 2017, bearing interest at 4.9% per annum.

Note #5 is for approximately $4.0 million, secured by equipment. The Equipment Loan #5 is due December 2024, payable in 84 monthly payments of $55,000 beginning January 2018, bearing interest at 4.7% per annum.

Note #6 is for $913,000, secured by equipment. The Equipment Loan #6 is due July 2024, payable in 60 monthly payments of $14,000 beginning August 2019, with a final payment of $197,000, bearing interest at 4.7% per annum

Note #7 is for $5.0 million, secured by equipment. The equipment loan #7 is due February 2027, payable in 84 monthly payments of $59,000 beginning March 2020, with the final payment of $809,000, bearing interest at 3.2% per annum.

Note #8 is for approximately $3.4 million, secured by equipment. The equipment loan #8 is due September 2027, payable in 84 monthly payments of $46,000 beginning October 2020, bearing interest at 4.0%.

Note Payable to Store Capital Acquisitions, LLC

On June 14, 2016, Marquis entered into a transaction with Store Capital Acquisitions, LLC. The transaction included a sale-leaseback of land owned by Marquis and a loan secured by the improvements on such land. The total aggregate proceeds received from the sale of the land and the loan was $10.0 million, which consisted of approximately $644,000 from the sale of the land and a note payable of approximately $9.4 million. In connection with the transaction, Marquis entered into a lease with a 15-year term commencing on the closing of the transaction, which provides Marquis with an option to extend the lease upon the expiration of its term. The initial annual lease rate is $60,000. The proceeds from this transaction were used to pay down the BofA Revolver and Term loans, and related party loan, as well as to purchase a building from the previous owners of Marquis that was not purchased in the July 2015 transaction. The note payable bears interest at 9.3% per annum, with principal and interest due monthly. The note payable matures June 13, 2056. For the first five years of the note payable, there is a pre-payment penalty of 5%, which declines by 1% for each year the loan remains unpaid for the next five years. At the end of ten years, there is no pre-payment penalty. In connection with the note payable, Marquis incurred approximately $458,000 in transaction costs that are being recognized as a debt issuance cost and are being amortized and recorded as interest expense over the term of the note payable.

Paycheck Protection Program

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

Marquis PPP Loan

On May 4, 2020, Marquis entered into a promissory note (the “Marquis Promissory Note”) with Bank of America, N.A. (“BofA”) that provides for a loan in the amount of approximately $4.8 million (the “Marquis PPP Loan”) pursuant to the CARES Act. The Marquis PPP Loan would mature two years from the funding date of the Marquis PPP Loan and would bear interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments would be deferred for six months after the date of disbursement. The Marquis Promissory Note contained events of default and other provisions customary for a loan of this type. On May 5, 2020, Marquis received the funds from the Marquis PPP Loan.

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

During June 2021, Marquis was notified that its loan had been forgiven in full.

Precision PPP Loan

On April 27, 2020, Precision Marshall entered into a promissory note (the “Precision Promissory Note”) with Citizens Bank, N.A. that provides for a loan in the amount of approximately $1.4 million (the “Precision PPP Loan”). The Precision PPP Loan would mature two years from the funding date of the Precision PPP Loan and would bear interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments were deferred until either the date the SBA remits the borrower’s loan forgiveness amount to the lender or ten months after the end of Precision Marshall’s loan forgiveness covered period. The Precision Promissory Note contained events of default and other provisions customary for a loan of this type. On April 27, 2020, Precision received the funds from the Precision PPP Loan. The Precision PPP Loan remained with Precision under the terms of the acquisition (Note 5).

During February 2021, Precision was notified that its loan has been forgiven in full.

Loan Covenant Compliance

As of September 30, 2021, the Company was in compliance with all covenants under its existing revolving and other loan agreements.

Note 11: Notes payable, related parties

Long-term debt, related parties as of September 30, 2021 and September 30, 2020 consisted of the following:

	September 30, 2021	September 30, 2020
Isaac Capital Group, LLC	$2,000	$2,000
Spriggs Investments, LLC	2,000	2,000
Sellers of Lonesome Oak (Note 5)	—	1,297
Total notes payable - related parties	4,000	5,297
Less current portion	(2,000)	(1,297)
Long-term portion	$2,000	$4,000

Future maturities of notes payable, related parties at September 30, 2021 are as follows:

Years ending September 30,
2022	$2,000
2023	—
2024	—
2025	2,000
2026	—
Thereafter	—
Total	$4,000

JanOne Inc. Note

On December 30, 2017, ApplianceSmart Holdings Inc. (“ASH”) entered into a Stock Purchase Agreement (the “Agreement”) with Appliance Recycling Centers of America, Inc. (now JanOne Inc.) (the “Seller”) and ApplianceSmart, Inc. (“ApplianceSmart”), a subsidiary of the Seller. Pursuant to the Agreement, ASH purchased (the “Transaction”) from the Seller all of the issued and outstanding shares of capital stock of ApplianceSmart in exchange for $6.5 million (the “Purchase Price”). ASH was required to deliver the Purchase Price, and a portion of the Purchase Price was delivered, to the Seller prior to March 31, 2018. Between March 31, 2018 and April 24, 2018, ASH and the Seller negotiated in good faith the method of payment of the remaining outstanding balance of the Purchase Price.

On April 25, 2018, ASH delivered to the Seller that certain Promissory Note (the “ApplianceSmart Note”) in the original principal amount of approximately $3.9 million (the “Original Principal Amount”) as such amount may be adjusted pursuant to its terms. The ApplianceSmart Note was effective as of April 1, 2018 and was to mature on April 1, 2021 (the “Maturity Date”). The ApplianceSmart Note bears interest at 5% per annum with interest payable monthly in arrears. Ten percent of the outstanding principal amount will be repaid annually on a quarterly basis, with the accrued and unpaid principal due on the Maturity Date. ApplianceSmart agreed to guarantee repayment of the ApplianceSmart Note. The remaining approximately $2.6 million of the Purchase Price was paid in cash by ASH to the Seller. ASH may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal Amount. As of September 30, 2021, there was approximately $2.8 million outstanding on the ApplianceSmart Note and is included in Debtor in possession liabilities on the Company’s Consolidated Balance Sheet.

On December 26, 2018, ASH and the Seller amended and restated the ApplianceSmart Note to, among other things, grant the Seller a security interest in the assets of ASH and ApplianceSmart in accordance with the terms of separate security agreements entered into between ASH and ApplianceSmart, respectively, and the Seller.

On December 9, 2019, ApplianceSmart filed the Chapter 11 Case. See Notes 16 and 17 for a complete discussion.

On October 13, 2021, a hearing was held to consider approval of the Disclosure Statement filed by ApplianceSmart in conjunction with its bankruptcy proceedings. The Disclosure Statement was approved by the court, subject to minor amendment, and a final confirmation hearing was tentatively set for the middle of December 2021.

Isaac Capital Group LLC

As of December 22, 2021, ICG is a record and beneficial owner of approximately 40.1% of the outstanding capital stock of the Company, and Jon Isaac, the Company’s President and Chief Executive Officer, and manager and sole member of ICG, is a record and beneficial owner of approximately 47.5% of the outstanding capital stock of the Company.

Mezzanine Loan

During 2015, the Company entered into a mezzanine loan in the amount of up to $7.0 million with Isaac Capital Fund (“ICF”), a private lender whose managing member is Jon Isaac, the Company's President and Chief Executive Officer. The ICF mezzanine loan bears interest at 12.5% per annum with payment obligations of interest each month and all principal due in May 2025. As of September 30, 2021, and September 30, 2020, there was $2.0 million outstanding on this mezzanine loan.

Revolving Promissory Note

On April 9, 2020, the Company entered into an unsecured revolving line of credit promissory note whereby the Isaac Capital Group, LLC (“ICG”) agreed to provide the Company with a $1.0 million revolving credit facility (the “ICG Revolver”). The ICG Revolver bears interest at 10.0% per annum and provides for the payment of interest monthly in arrears and matures April 2023. As of September 30, 2021, the Company has not drawn on the revolving promissory note.

Loan from Spriggs Investments LLC

On July 10, 2020, the Company executed a promissory note (the “Spriggs Promissory Note”) in favor of Spriggs Investments LLC (“Spriggs Investments”), a limited liability company whose sole member is Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, Inc., a wholly-owned subsidiary of the Company, that memorialized a loan by Spriggs Investments to the Company in the initial principal amount of $2.0 million (the “Spriggs Loan”). The Spriggs Loan matures on July 10, 2022 and bears simple interest at a rate of 10.0% per annum. Interest is payable in arrears on the last day of each month, commencing July 31, 2020. The Company may prepay the Spriggs Loan in whole or in part at any time or from time to time without penalty or premium by paying the principal amount to be prepaid, together with accrued interest thereon to the date of prepayment; provided, however, that, if the Company prepaid the Spriggs Loan in whole or in part on or prior to December 10, 2020, the Company would also have been obligated to pay a prepayment penalty to Spriggs Investments in an amount equal to $100,000, less the amount of any interest paid or to be paid by the Company up to the date of prepayment. The Company used the proceeds from the Spriggs Loan to finance, in part, the acquisition of Precision Marshall. The Spriggs Promissory Note contains events of default and other provisions customary for a loan of this type. The Spriggs Loan was guaranteed by Jon Isaac and by ICG.

Note 12: Stockholders’ Equity

Series B Convertible Preferred Stock

As of September 30, 2021 and 2020, respectively, there were 315,790 and 214,244 shares of Series B Preferred Stock issued and outstanding. The Series B Preferred Stock stockholders are entitled to dividends as declared by the Board of Directors in an amount equal to $1.00 per share (in the aggregate for all then-issued and outstanding shares of Series B Preferred Stock). The series does not have any redemption rights or stock basis, except as otherwise required by the Nevada Revised Statutes. The series does not provide for any specific allocation of seats on the Board of Directors. At any time, and from time to time, the shares of Series B Preferred Stock are convertible into shares of common stock at a ratio of one share of Series B Preferred Stock into five shares of common stock, subject to equitable adjustment in the event of forward stock splits and reverse stock splits.

The holders of shares of the Series B Stock have agreed not to sell transfer, assign, hypothecate, pledge, margin, hedge, trade, or otherwise obtain or attempt to obtain any economic value from any of such shares or any shares into which they may be converted (e.g., common stock) or for which they may be exchanged. This “lockup” agreement expires on December 31, 2021. Our Warrant Agreements with ICG have been amended to provide that the shares underlying those warrants are exercisable into shares of Series B Preferred Stock, which warrant shares are also subject to the same “lockup” agreement as the currently outstanding shares of Series B Preferred Stock.

Series E Convertible Preferred Stock

As of September 30, 2021 and 2020, there were 47,840 and 47,840 shares of Series E Convertible Preferred Stock issued and outstanding, respectively. During the year ended September 30, 2020, the Company repurchased 30,000 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $3. The shares accrue dividends at the rate of 5% per annum on the liquidation preference per share, payable quarterly from legally available funds. The shares carry a cash liquidation preference of $0.30 per share, plus any accrued but unpaid dividends. If such funds are not available, dividends shall continue to accumulate until they can be paid from legally available funds. Holders of the preferred shares are entitled to convert them into shares of our common stock on a 1:0.005 basis together with payment of $85.50 per converted share.

During the years ended September 30, 2021 and 2020, the Company accrued dividends of approximately $720 and $1,000, respectively. As of September 30, 2021 and 2020, accrued dividends were approximately $200 and $1,000, respectively, payable to holders of Series E preferred stock.

Common Stock

As of September 30, 2021 and 2020, there were 1,582,334 and 1,589,101 shares of Common Stock issued and outstanding, respectively.

Treasury Stock

For year ended September 30, 2021 and 2020, the Company purchased 35,435 and 236,908 shares of its common stock on the open market (treasury shares), respectively, for approximately $421,000 and $1.7 million, respectively. Such shares are recorded on the Company’s Consolidated Balance Sheets as treasury stock.

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

Note 13: Warrants

As of September 30, 2020 the Company had 118,029 warrants to purchase shares of Series B Convertible Preferred Stock outstanding with a weighted average exercise price of $20.80 expiring at various timeframes over the next two years. The Company and ICG previously entered into agreements whereby if the warrants were not exercised on or before the applicable expiration date, the applicable expiration date was deemed automatically extended for successive two-year periods, immediately prior to such expiration. During the year ended September 30, 2020, the Company recorded a fair value adjustment of $462 related to the extension of warrants that expired during this period. There was no such adjustment during the year ended September 30, 2021.

In January 2021, all warrants were exercised (via cashless exercise) for shares of Series B Convertible Preferred Stock.

Note 14: Stock-Based Compensation

From time to time, the Company grants stock options and restricted stock awards to directors, officers and employees. These awards are valued at the grant date by determining the fair value of the instruments. The value of each award is amortized on a straight-line basis over the requisite service period.

Stock Options

The following table summarizes stock option activity for the years ended September 30, 2021 and 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2019	200,418	$16.37	2.40	$27
Forfeited	(81,250)
Outstanding at September 30, 2020	119,168	$15.76	2.71	$—
Exercisable at September 30, 2020	95,001	$15.50	1.55	$—

Outstanding at September 30, 2020	119,168	$15.76	2.71	$—
Granted	7,500	40.92
Exercised	(28,668)	11.25
Forfeited	(10,500)	20.56
Outstanding at September 30, 2021	87,500	$18.81	1.78	$1,626
Exercisable at September 30, 2021	78,500	$16.29	1.72	$1,626

The Company recognized compensation expense of approximately $489,000 and $86,000 during the years ended September 30, 2021 and 2020, respectively, related to stock option awards granted to certain employees and officers based on the grant date fair value of the awards. No forfeitures are estimated. During the year ended September 30, 2021, 2,500 stock options were granted. No options were granted during the year ended September 30, 2020.

At September 30, 2021 the Company had approximately $38,000 of unrecognized compensation expense associated with stock option awards.

The exercise price for stock options outstanding and exercisable at September 30, 2021 is as follows:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
25,000	$10.00	25,000	$10.00
6,250	12.50	6,250	12.50
6,250	15.00	6,250	15.00
25,000	15.18	25,000	15.18
4,000	23.41	4,000	23.41
4,000	27.60	4,000	27.60
4,000	31.74	4,000	31.74
4,000	36.50	4,000	36.50
5,000	40.00	—	—
4,000	41.98	—	—
87,500		78,500

The following table summarizes information about the Company’s non-vested shares as of September 30, 2021:

		Average
	Number of	Grant-Date
Non-vested Options	Options	Fair Value
Non-vested at September 30, 2020	24,167	$33.10
Granted	7,500	$20.93
Forfeited/Cancelled	(10,500)	$13.09
Vested	(12,167)	$15.40
Non-vested at September 30, 2021	9,000	$17.57

Note 15: Income Per Share

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

The following table presents the computation of basic and diluted net income (loss) per share:

	Years Ended September 30,
	2021	2020
Basic
Net income (loss)	$31,197	$10,927
Less: preferred stock dividends	—	(1)
Net income (loss) applicable to common stock	$31,197	$10,926
Weighted average common shares outstanding	1,566,288	1,706,561
Basic income (loss) per share	$19.92	$6.40

Diluted
Net income (loss) applicable to common stock	$31,197	$10,926
Add: preferred stock dividends	—	1
Net income (loss) applicable for diluted earnings per share	$31,197	$10,927
Weighted average common shares outstanding	1,566,288	1,706,561
Add: Options	37,069	119,168
Add: Series B Preferred Stock	1,578,950	1,071,220
Add: Series B Preferred Stock Warrants	—	590,147
Add: Series E Preferred Stock	239	47,840
Assumed weighted average common shares outstanding	3,182,546	3,534,936
Diluted income (loss) per share	$9.80	$3.09

No potentially dilutive securities were excluded from the calculation of diluted net income per share for years ended September 30, 2021 and September 30, 2020 because the effects were anti-dilutive.

Note 16: Related Party Transactions

During 2015, the Company entered into a mezzanine loan in the amount of up to $7.0 million with ICF. The ICF mezzanine loan bears interest at a rate of 12.5% per annum with payment obligations of interest each month and all principal due in January 2021. As of September 30, 2021, and September 30, 2020, respectively, there was $2.0 million outstanding on this mezzanine loan.

On April 9, 2020, the Company entered into and delivered to ICG an unsecured revolving line of credit promissory note whereby ICG agreed to provide the Company with a $1.0 million revolving credit facility (the “Unsecured Revolving Credit Facility”). The Unsecured Revolving Credit Facility matures on April 8, 2023, bears interest at 10.0% per annum, and provides for the payment of interest monthly in arrears.

Customer Connexx LLC, a wholly owned subsidiary of JanOne Inc. (formerly Appliance Recycling Centers of America, Inc.), rents approximately 9,900 square feet of office space from the Company at its Las Vegas office which totals 16,500 square feet. JanOne Inc. paid the Company $190,000 and $182,000 in rent and other common area reimbursed expenses for the year ended September 30, 2021 and 2020, respectively. Tony Isaac, a member of the Board of Directors of the Company and Virland Johnson, former Chief Financial Officer of the Company, are President and Chief Executive Officer and members of the Board of Directors and Chief Financial Officer of JanOne Inc., respectively.

Warrants for 10,914, 12,383, 54,396 and 17,857 shares of Series B Preferred Stock were set to expire on September 10, 2017, December 11, 2017, March 27, 2018 and March 28, 2018, respectively. On January 16, 2018 and December 3, 2019, the Company and ICG amended the original terms of the warrants so that the warrants automatically extend for additional two-year periods if the warrants are not exercised by their expiration date, as the expiration date may be extended from time to time. Warrants outstanding and exercisable as of September 30, 2021 and September 30, 2020 reflect the time extended warrants.

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

On April 25, 2018, ASH delivered to the Seller the ApplianceSmart Note in the Original Principal Amount, as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on the Maturity Date. The ApplianceSmart Note bears interest at 5% per annum with interest payable monthly in arrears. Ten percent of the outstanding principal amount will be repaid annually on a quarterly basis, with the accrued and unpaid principal due on the Maturity Date. ApplianceSmart has agreed to guaranty repayment of the ApplianceSmart Note. The remaining approximately $2.6 million of the Purchase Price was paid in cash by ASH to the Seller. ASH may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal Amount. As of September 30, 2021, there was approximately $2.8 million outstanding on the ApplianceSmart Note.

On December 26, 2018, ASH and the Seller amended and restated the ApplianceSmart Note to, among other things, grant the Seller a security interest in the assets of ASH and ApplianceSmart in accordance with the terms of separate security agreements entered into between ASH and ApplianceSmart, respectively, and the Seller.

In connection with the acquisition of Vintage Stock on November 3, 2016, Rodney Spriggs, President of Vintage Stock, holds a 41% interest in the $10.0 million Seller Subordinated Acquisition Note payable by VSAH. The terms of payment are interest only, payable monthly on the first day of each month, until maturity. On June 7, 2018, in connection with the Comvest Term Loan refinance of the Capitala Term Loan, the Sellers Subordinated Acquisition Note was amended and restated to have a maturity date of September 23, 2023.

On July 10, 2020, the Company executed a promissory note (the “Spriggs Promissory Note”) in favor of Spriggs Investments LLC (“Spriggs Investments”), a limited liability company whose sole member is Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, Inc., a wholly-owned subsidiary of the Company, that memorializes a loan by Spriggs Investments to the Company in the initial principal amount of $2.0 million (the “Spriggs Loan”). The Spriggs Loan matures on July 10, 2022 and bears simple interest at a rate of 10.0% per annum. Interest is payable in arrears on the last day of each month, commencing July 31, 2020. the Company may prepay the Spriggs Loan in whole or in part at any time or from time to time without penalty or premium by paying the principal amount to be prepaid, together with accrued interest thereon to the date of prepayment; provided, however, that, if the Company prepays the Spriggs Loan in whole or in part on or prior to December 10, 2020, then the Company would also be obligated to pay a prepayment penalty to Spriggs Investments in an amount equal to $100,000, less the amount of any interest paid or to be paid by the Company up to the date of prepayment. the Company used the proceeds from the Spriggs Loan to finance the acquisition of Precision. The Spriggs Promissory Note contains events of default and other provisions customary for a loan of this type. The Spriggs Loan was guaranteed by Jon Isaac, Live Ventures’ President and Chief Executive Officer, and by ICG.

Sale of ApplianceSmart Contracting

On April 22, 2020, the Company sold ApplianceSmart Contracting Inc. (“ApplianceSmart Contracting”) to Michelle Cooper, a related party as a result of her relationship with Virland A. Johnson, the Company’s former Chief Financial Officer, for $60,000. In connection with the sale, and under the terms of a purchase and sale agreement and a secured promissory note (the “ASC Note”), the Company agreed to loan ApplianceSmart Contracting up to approximately $382,000 to satisfy then outstanding sales tax obligations owed by ApplianceSmart Contracting. Advances under the loan are only made by the Company to ApplianceSmart Contracting upon the presentation of evidence by ApplianceSmart Contracting of the satisfaction of one or more outstanding state sales tax amounts. Advances bear interest at 8.0% per annum. The loan matures on September 30, 2022 or on such earlier date as provided in the Note. The loan is guaranteed by the related party and secured by the assets of ApplianceSmart Contracting. At the closing of the sale transaction, the Company advanced ApplianceSmart Contracting $60,000.

Note 17: Commitments and Contingencies

Litigation

SEC Investigation

On February 21, 2018, the Company received a subpoena from the SEC and a letter from the SEC stating that it is conducting an investigation. The subpoena requested documents and information concerning, among other things, the restatement of the Company’s financial statements for the quarterly periods ended December 31, 2016, March 31, 2017, and June 30, 2017, the acquisition of Marquis Industries, Inc., Vintage Stock, Inc., and ApplianceSmart, Inc., and the change in auditors. On August 12, 2020, three of the Company’s corporate executive officers (together, the “Executives”) each received a “Wells Notice” from the Staff of the SEC relating to the Company’s SEC investigation. On October 7, 2020, the Company received a “Wells Notice” from the Staff of the SEC relating to the Company’s previously-disclosed SEC investigation. The Wells Notices relate to, among other things, the Company’s reporting of its financial performance for its fiscal year ended September 30, 2016, certain disclosures related to executive compensation, and its previous acquisition of ApplianceSmart. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. The Wells Notices informed the Company and the Executives that the SEC Staff has made a preliminary determination to recommend that the SEC file an enforcement action against the Company and each of the Executives that would allege certain violations of the federal securities laws. The Company and the Executives maintain that their actions were appropriate, and intend to vigorously defend against any and all allegations brought forth.

On October 1, 2018, the Company received a letter from the SEC requesting information regarding a potential violation of Section 13(a) of the Securities Exchange Act of 1934, based upon the timing of the Company’s Form 8-K filed on February 14, 2018. The Company provided a response to the SEC on October 26, 2018. The Company is cooperating with the SEC in its inquiry.

On August 2, 2021, the SEC filed a civil complaint (the “SEC Complaint”) in the United States District Court for the District of Nevada naming the Company.

The SEC Complaint alleges financial, disclosure and reporting violations against the Company under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5. The SEC Complaint also alleges various claims against the executive officer under Sections 13(a), 13(b)(2)(A), 13(b)(2)(B) and 13(b)(5) of the Exchange Act and Rules 12b-20, 13a-1, 13a-13, 13a-14, 13b2-1, and 13b2-2. The SEC seeks permanent injunctions and civil penalties against the Company. The foregoing is only a general summary of the SEC Complaint, which may be accessed on the SEC’s website at https://www.sec.gov/litigation/litreleases/2021/lr25155.htm.

The Company continues to assert that the SEC’s pursuit of this matter will not result in any benefit to investors and instead will only serve as a distraction from core business. On October 1, 2021, the Company, filed a motion with the court to dismiss the complaint. The SEC filed its response opposing the motions on November 1, 2021. The defendants filed their reply responses to the SEC’s opposition on November 15, 2021. The motions to dismiss are now under submission and the court has not yet scheduled a hearing date. Pursuant to the automatic stay of proceedings under the Private Securities Litigation Reform Act, all discovery has been stayed pending the motions to dismiss.

The Company strongly disputes and denies the allegations and are vigorously defending itself against the claims.

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

ApplianceSmart Bankruptcy and Other ApplianceSmart Litigation Matters

On August 4, 2020, Valassis Communications, Inc. and Valassis Digital Corp. (collectively, “Valassis”) filed suit against ApplianceSmart Holdings LLC in the State of Michigan, Third Judicial Circuit, Wayne County, alleging, among other things, breach of contract and account stated and seeking damages of approximately $700,000. This matter has since been removed to United States District Court, Eastern District of Michigan, Southern Division. The Company believes that ApplianceSmart, Inc., not ApplianceSmart Holdings LLC, is the responsible party. On December 9, 2019, ApplianceSmart filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of the Bankruptcy Code. The bankruptcy affects the Company's indirect subsidiary, ApplianceSmart, only, and does not affect any other subsidiary of Live Ventures, including, but not limited to ASH, or the Company itself.

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

On October 13, 2021, a hearing was held to consider approval of the Disclosure Statement filed by ApplianceSmart in conjunction with its bankruptcy proceedings. On December 14, 2021, a hearing was held to confirm ApplianceSmart’s plan for reorganization (the “Plan”). A final decree is expected upon the full satisfaction of the Plan, at which time ApplianceSmart will emerge from Chapter 11.

ApplianceSmart’s balance sheets as of September 30, 2021 and 2020, respectively, are shown below. The debtor in possession assets and liabilities are primarily related to assets and liabilities incurred pre-petition and are subject to compromise.

	As of September 30, 2021	As of September 30, 2020
Assets
Cash	$74	$134
Inventories, net	106	381
Prepaid expenses and other current assets	—	5
Total debtor in possession assets	180	520
Right of use asset - operating leases	612	715
Other	7	—
Total assets	$799	$1,235
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$5,435	$5,943
Accrued liabilities	2,874	3,459
Notes payable related parties , including current portion	2,826	2,826
Total debtor in possession liabilities	11,135	12,228
Accounts payable	140	152
Accrued liabilities	619	895
Lease liability, including current portion	640	738
Crossroads Financial Revolver Loan	—	858
Taxes payable	870	870
Other current obligations	—	14
Total liabilities	13,404	15,755
Stockholders' equity:
Intercompany	2,496	(2,358)
Accumulated deficit	(15,101)	(12,162)
Total stockholders' equity	(12,605)	(14,520)
Total liabilities and stockholders' equity	$799	$1,235

ApplianceSmart’s statements of operations for the years ended September 30, 2021 and 2020, respectively, are shown below:

	For the year ended September 30, 2021	For the year ended September 30, 2020
Revenues	$1,103	$2,748
Cost of revenues	585	1,538
Gross profit	518	1,210
Operating expenses:
General and administrative expenses	838	1,596
Sales and marketing expenses	—	227
Total operating expenses	838	1,823
Operating loss	(320)	(613)
Other (expense) income:
Interest expense, net	(97)	(160)
Accounts payable settlement	694	—
Gain on lease settlement, net	—	1,514
Other income (expense)	317	(243)
Total other income, net	914	1,111
Net income	$594	$498

Generally

The Company is involved in various claims and lawsuits arising in the normal course of business. The ultimate results of claims and litigation cannot be predicted with certainty. The Company currently believes that the ultimate outcome of such lawsuits and proceedings will not, individually, or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flows. Additionally, a number of claims have been filed against ApplianceSmart in connection with its bankruptcy, which have been stayed as a result of the Chapter 11 Case. As applicable, liabilities pertaining to these matters, that are probable and estimable, have been accrued.

Operating Leases and Service Contracts

The Company leases its office, retail and warehouse space under long-term operating leases expiring through fiscal year 2040.

During fiscal 2019, as a result of our decision to close certain ApplianceSmart retail locations, we recorded a liability for the estimated remaining lease payments and early termination charges, as applicable, of $724,000. The lease charges were recorded to general and administration expenses in the consolidated statements of income (loss) with a corresponding accrued liability in the consolidated balance sheet as of September 30, 2019.

Warranties

During 2019, the Company became the principal for certain extended warranties, as a result, warranty reserves are included in accrued liabilities in our consolidated balance sheet. The following table summarizes the warranty reserve activity for the year ended September 30, 2021:

Beginning balance, September 30, 2019	$292
Warranties issued/accrued	—
Warranty settlements	(86)
Ending balance, September 30, 2020	206
Warranty issued/accrued	—
Warranties settlements	(101)
Ending balance, September 30, 2021	$105

Note 18: Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Income tax expense for the years ended September 30, 2021 and 2020 is as follows:

	Year Ended	Year Ended
	September 30, 2021	September 30, 2020
Current expense:
Federal	$3,830	$—
State	1,015	887
	4,845	887
Deferred expense:
Federal	3,474	4,160
State	588	(84)
Change in valuation allowance	(245)	(6)
	3,817	4,070
Total income tax expense	$8,662	$4,957

A reconciliation of the differences between the effective and statutory income tax rates for years ended September 30, 2021 and 2020:

	Year Ended	Year Ended
	September 30, 2021	September 30, 2020
Federal statutory rates	21.0%	21.0%
State income taxes, net of federal benefit	2.4%	3.1%
Permanent differences	(0.9)%	0.2%
Nondeductible transaction costs	—	1.3%
Stock compensation	1.7%	0.0%
Bargain gain - purchase accounting	—	(2.0)%
PPP loan forgiveness	(3.3)%	—
Property and equipment adjustment	0.5%	7.4%
Change in valuation allowance	(0.6)%	—
Other	1.0%	0.7%
Effective rate	21.8%	31.7%

At September 30, 2021 and 2020, deferred income tax assets and liabilities were comprised of:

	September 30, 2021	September 30, 2020
Deferred income tax assets (liabilities):
Allowance for bad debts	$15	$247
Accrued expenses	168	—
Inventory	836	1,201
Accrued compensation	127	120
Net operating loss	508	2,429
Tax credits	540	489
Stock compensation	1,466	2,290
Intangibles	(2,491)	(1,753)
Property & equipment	(4,822)	(5,476)
Right of use assets	(7,616)	(8,341)
Lease liabilities	9,136	9,525
Payroll protection program loans	—	1,335
Other	188	51
Less: Valuation allowance	(851)	(1,096)
Total deferred income tax asset (liability)	$(2,796)	$1,021

The Company has federal and state net operating loss carryforwards of none and approximately $7.3 million, respectively, as of September 30, 2021. State net operating loss amounts begin to expire in 2034. The Company has state tax credit carryforwards as of September 30, 2021 of approximately $0.7 million. The 2017 through 2020 tax years are open to examination by the various federal and state jurisdictions. The Company was under IRS examination for the September 30, 2017 tax year, however, the matter was closed with no proposed adjustments.

The Company evaluates all available evidence to determine if a valuation allowance is needed to reduce its deferred tax assets. Management has concluded that it is more likely than not that a portion of its existing tax benefits will not be realized. Accordingly, the Company has recorded a valuation allowance of approximately $0.8 million at September 30, 2021 to reduce its deferred tax assets.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of September 30, 2021. The Company’s policy is to record uncertain tax positions as a component of income tax expense.
Note 19: Segment Reporting

The Company operates in three operating segments which are characterized as: (1) Retail, (2) Flooring Manufacturing, and (3) Steel Manufacturing. The Retail segment consists of Vintage Stock and ApplianceSmart, the Flooring Manufacturing Segment consists of Marquis, and the Steel Manufacturing Segment consists of Precision Marshall.

The following tables summarize segment information for the years ended September 30, 2021 and 2020:

	Year Ended		Year Ended
	September 30, 2021		September 30, 2020
		% of		% of Total
	Net Revenue	Total Revenue	Net Revenue	Total Revenue
Retail
Movies, Music, Games and Other	$87,742	32.1%	$69,602	36.3%
Appliance	1,103	0.4%	3,961	2.1%
Flooring manufacturing	130,223	47.7%	109,642	57.2%
Steel manufacturing	49,302	18.1%	7,962	4.2%
Corporate and other	4,611	1.7%	553	0.3%
Total Revenue	$272,981	100.0%	$191,720	100.0%

	Year Ended September 30,
	2021	2020
Revenues
Retail	$88,845	$73,563
Flooring Manufacturing	130,223	109,642
Steel Manufacturing	49,302	7,962
Corporate & Other	4,611	553
	$272,981	$191,720
Gross profit
Retail	$48,059	$40,779
Flooring Manufacturing	37,893	32,857
Steel Manufacturing	11,954	1,164
Corporate & Other	1,557	517
	$99,463	$75,317
Operating income (loss)
Retail	$16,340	$8,737
Flooring Manufacturing	20,203	16,082
Steel Manufacturing	5,869	172
Corporate & Other	(6,622)	(4,569)
	$35,790	$20,422
Depreciation and amortization
Retail	$1,499	$1,779
Flooring Manufacturing	3,721	3,564
Steel Manufacturing	1,440	450
Corporate & Other	131	69
	$6,791	$5,862
Interest expense, net
Retail	$1,578	$3,008
Flooring Manufacturing	2,049	1,812
Steel Manufacturing	1,046	260
Corporate & Other	532	174
	$5,205	$5,254
Income before provision for income taxes
Retail	$15,789	$5,596
Flooring Manufacturing	22,742	17,509
Steel Manufacturing	5,239	(908)
Corporate & Other	(4,091)	(6,581)
	$39,679	$15,616

	Year Ended September 30,
Total Assets	2021	2021
Retail	$59,760	$63,033
Flooring manufacturing	94,853	91,680
Steel manufacturing	33,635	30,499
Segment totals	188,248	185,212
Corporate and other	23,490	12,047
Consolidated totals	$211,738	$197,259

Note 20: Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure due to material weaknesses in internal control over financial reporting further described below.

Despite the identified material weaknesses, management concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP. Frazier & Deeter, the Company’s independent registered public accounting firm, has issued an unqualified opinion on our consolidated financial statements as of and for the year ended September 30, 2021. They were not engaged to perform, and did not perform, an audit of internal control over financial reporting. This material weakness has no impact on our consolidated financial statements in prior years.

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

The Company’s management, including the Company’s CEO and CAO, do not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all errors and all fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following: judgements in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes, controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Our management assessed the design and effectiveness of our internal control over financial reporting as of September 30, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal controls over financial reporting were ineffective as of September 30, 2021. Management noted the following deficiencies that management believes to be material weaknesses:

•
The Company does not have sufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act;

•
Management has not established appropriate and rigorous procedures for evaluating internal controls over financial reporting for all of its subsidiaries; and
•
Management does not have sufficient resources to maintain adequate segregation of duties and maintain its internal control environment.

In response to the above identified weaknesses in our internal control over financial reporting, we plan to improve the documentation of our internal control policies and procedures and develop an internal testing plan to document our evaluation of effectiveness of the internal controls. We expect to conclude these remediation initiatives during the fiscal year ended September 30, 2022. We continue to evaluate testing of our internal control policies and procedures, including assessing internal and external resources that may be available to complete these tasks, but do not know when these tasks will be completed.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The directors of the Company and their ages as of September 30, 2021, are as follows:

Name	Age	Position
Jon Isaac	39	Chief Executive Officer, President and Director
Tony Isaac	68	Financial Planning and Strategist/Economist and Director
Richard D. Butler, Jr.	71	Director
Dennis (De) Gao	42	Director
Tyler Sickmeyer	36	Director

Set forth below are the respective principal occupations or brief employment histories of each of our directors and executive officers and the periods during which each has served as a director of the Company, as well as for our named executive officers.

Jon Isaac. Mr. Jon Isaac has served as a director of our Company since December 2011 and became our President and Chief Executive Officer in January 2012. He is the founder of Isaac Organization, a privately held investment company. At Isaac Organization, Mr. Isaac has closed a variety of multi-faceted real estate deals and has experience in aiding public companies to implement turnarounds and in raising capital. Mr. Isaac studied Economics and Finance at the University of Ottawa. Mr. Isaac is also a managing member of ICF and the sole member of ICG.

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
•
Experience in negotiation and problem-solving of complex real estate and business transactions

Richard D. Butler, Jr. Mr. Butler is Chairman of the Corporate Governance and Nominating Committee and has served as a director and member of the Audit Committee of our Company since August 2006 (including YP.com from 2006-2007). He is a veteran savings and loan and mortgage banking executive, co-founder and major stockholder of Aspen Healthcare, Inc. and Ref-Razzer Corporation, former Chief Executive Officer of Mt. Whitney Savings Bank, Chief Executive Officer of First Federal Mortgage Bank, Chief Executive Officer of Trafalgar Mortgage, and Executive Officer & Member of the President’s Advisory Committee at State Savings & Loan Association (peak assets $14 billion) and American Savings & Loan Association (NYSE: FCA; peak assets $34 billion). Mr. Butler attended Bowling Green University in Ohio, San Joaquin Delta College in California and Southern Oregon State College.

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

Tyler Sickmeyer. Mr. Sickmeyer has served as a member of the Audit Committee since August 2014. In August 2008, Mr. Sickmeyer founded and since that time has continued serving as the CEO of Fidelitas Development, a full-service marketing firm that focuses on producing an improved return on investment rate for its clients. Mr. Sickmeyer has provided consulting services to a variety of companies, large and small alike, and specializes in creating efficiencies for developing brands. Mr. Sickmeyer studied business at Robert Morris University and Lincoln Christian University. Mr. Sickmeyer has been a director of the Company since August 2014.

Specific Qualifications:

•
Over a decade of experience in marketing, including promotion and brand development through the use of social media marketing

Information about our Executive Officers

In addition to the information provided above regarding Jon Isaac, the following sets forth the Company’s current executive officers as of September 30, 2021:

Name	Age	Current Position and Offices
Weston A. Godfrey, Jr.	43	Chief Executive Officer of Marquis Industries, Inc.
Eric Althofer	39	Chief Operating Officer of Live Ventures, Incorporated
David Verret	47	Chief Accounting Officer of Live Ventures Incorporated
Thomas Sedlak	50	Chief Executive Officer of Precision Industries, Inc.
Rodney Spriggs	55	President and Chief Executive Officer of Vintage Stock, Inc.

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

Eric Althofer. Mr. Althofer became Chief Operating Officer of Live Ventures Incorporated on April 10, 2021. Mr. Althofer previously served as a director of Capitala Investment Advisors (“Capitala”), joining the firm in 2014. Mr. Althofer’s primary responsibilities included transaction screening, structuring and due diligence execution. Prior to joining Capitala, Mr. Althofer spent more than three years in investment banking with Jefferies LLC, working on over 25 M&A, debt and equity transactions for consumer and retail companies. Before joining Jefferies, Mr. Althofer worked as a strategy and operations consultant for four years with Deloitte Consulting where he worked primarily in the healthcare and financial services industries. Mr. Althofer graduated cum laude from Washington University in St. Louis with a degree in Economics and received his M.B.A., with distinction, from the University of Michigan Ross School of Business with emphases in Finance and Accounting.

David Verret. Mr. Verret became Chief Accounting Officer of Live Ventures, Incorporated on September 29, 2021. For the decade prior to joining the company, he was the Chief Accounting Officer at Brinks Home Security™, where he also had held other accounting positions. In the preceding 13 years, he was employed by KPMG LLP in its audit practice. During David’s tenure at KPMG, he worked as a member of its audit staff (1998 to 2003) and then as a Manager and Senior Manager (2003 to 2011) in Dallas, Texas. Mr. Verret holds a Bachelor of Business Administration in Accounting, as well as a Masters of Science from Texas Tech University (1997).

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, other than as described in this Annual Report on Form 10-K relating to the Chapter 11 Case and the SEC Complaint, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our Company during the past ten years.

Board Independence

Each year, the Board of Directors reviews the relationships that each director has with the Company and with other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of applicable Nasdaq Listing Rules and who the Board of Directors affirmatively determines has no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, are considered to be independent directors. The Board of Directors has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members’ current and historic relationships with the Company and its competitors, suppliers and customers; their relationships with management and other directors; the relationships their current and former employers have with the Company; and the relationships between the Company and other companies of which a member of the Company’s Board of Directors is a director or executive officer.

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

The Board of Directors held eight meetings during the year ended September 30, 2021 and took action by unanimous written consent four times.

Board Committees

Audit Committee

The Board of Directors has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. Messrs. Gao (Chairman), Butler, and Sickmeyer currently serve on our Audit Committee. Each member of the committee satisfies the independence standards specified in Rule 5605(a)(2) of the Nasdaq Listing Rules and the related rules of the SEC and has been determined by the Board of Directors to be “financially literate” with accounting or related financial management experience. The Board of Directors has also determined that Mr. Gao is an “audit committee financial expert” as defined under SEC rules and regulations and qualifies as a financially sophisticated audit committee member as required under Rule 5605(c)(2)(A) of the Nasdaq Listing Rules. There were five meetings of the Audit Committee during the year ended September 30, 2021.

Compensation Committee

The Compensation Committee assists the Board of Directors in discharging its responsibilities relating to compensation of the Company’s directors and executives and oversees and advises the Board of Directors on the adoption of policies that govern the Company’s compensation programs, including stock and benefit plans. The Compensation Committee currently consists of Messrs. Butler (Chairman) and Gao. The Compensation Committee met twice during the year ended September 30, 2021, and took action by unanimous written consent one time.

Governance and Nominating Committee

The Governance and Nominating Committee identifies individuals who are qualified to become members of our Board of Directors, develops and recommends to the Board of Directors a set of governance principles applicable to the Company and oversees the evaluation of the Board of Directors and Company’s management. The Governance and Nominating Committee currently consists of Messrs. Butler (Chair), Gao, and Sickmeyer. The Governance and Nominating Committee met once during the year ended September 30, 2021 but took no actions by unanimous written consent.

Changes in Procedures for Director Nominations by Stockholders

There have been no changes to the procedures by which stockholders may recommend nominees to the Board of Directors.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of our Company, including the Chief Executive Officer and other principal financial and operating officers of the Company. The Code of Business Conduct and Ethics is posted on our website at ir.liveventures.com/governance-docs. If we make any amendment to, or grant any waivers of, a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller where such amendment or waiver is required to be disclosed under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on Form 8-K or on our website.

ITEM 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The purpose of this Compensation Discussion and Analysis (“CD&A”) is to provide material information about the Company’s compensation philosophy, objectives and other relevant policies and to explain and put into context the material elements of the disclosure that follows in this Annual Report on Form 10-K with respect to the compensation of our named executive officers (in this CD&A, referred to as the “NEOs”). For fiscal 2021, our NEOs were:

Jon Isaac, President and Chief Executive Officer

Weston A. Godfrey, Jr., Chief Executive Officer of Marquis Industries

Michael J. Stein, Senior Vice President and General Counsel

Eric Althofer , Chief Operating Officer

David Verret, Chief Accounting Officer

The Compensation Committee

The Compensation Committee reviews the performance and compensation of the Chief Executive Officer or other principal executive officer (currently, our President and Chief Executive Officer) and the Company’s other executive officers. Additionally, the Compensation Committee reviews compensation of outside directors for service on the Board of Directors and for service on its committees and administers the Company’s stock plans.

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

Compensation Philosophy and Objectives

The Compensation Committee and the Board of Directors believe that the Company’s compensation programs for its executive officers should reflect the Company’s performance and the value created for its stockholders. In addition, we believe the compensation programs should support the goals and values of the Company and should reward individual contributions to the Company’s success. Specifically, the Company’s executive compensation program is intended to:

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

Factors Considered in Determining Compensation; Components of Compensation

The Compensation Committee makes executive compensation decisions on the basis of total compensation, rather than on individual components of compensation. The Compensation Committee attempts to create an integrated total compensation program structured to balance both short and long-term financial and strategic goals. Our compensation should be competitive enough to attract and retain highly skilled individuals. In this regard, it utilizes a combination of between two and four of the following types of compensation to compensate our executive officers:

•
base salary;
•
performance bonuses, which may be earned annually depending on the Company’s achievement of pre-established goals;
•
cash bonuses given at the discretion of the Board of Directors; and
•
equity compensation, consisting of restricted stock and/or stock options.

The Compensation Committee periodically reviews each executive officer’s base salary and makes appropriate recommendations to the Board of Directors. Salaries are based on the following factors:

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

Use of Benchmarking and Compensation Peer Groups

The Compensation Committee did not utilize any benchmarking measure in fiscal 2021 and traditionally has not tied compensation directly to a specific profitability measurement, market value of the Company’s common stock or benchmark related to any established peer or industry group. Salary increases are based on the terms of each NEO’s employment agreement, if applicable, and correlated with the Board of Directors’ and the Compensation Committee’s assessment of each NEO’s performance. The Company also generally seeks to increase or decrease compensation, as appropriate, based upon changes in an executive officer’s functional responsibilities within the Company. Historically, the Compensation Committee has not used outside consultants in determining the compensation of the NEOs, and no such consultants were engaged during fiscal 2021.

Other Compensation Policies and Considerations; Tax Issues and Risk Management

The intention of the Company has been to compensate the NEOs in a manner that maximizes the Company’s ability to deduct such compensation expenses for federal income tax purposes. However, the Compensation Committee has the discretion to provide compensation that is not “performance-based” under Section 162(m) of the Code if it determines that such compensation is in the best interests of the Company and its stockholders. For fiscal 2021, the Company expects to deduct all compensation expenses paid to the NEOs.

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

SUMMARY COMPENSATION TABLE

Name and principal				Stock	Option	All Other
Position	Year	Salary	Bonus	Awards	Awards (1)	Compensation (2)	Total
Jon Isaac (3)	2021	$350,000	$434,782	$—	$76,177	$64,226	$925,185
President and Chief Executive Officer	2020	$326,923	$—	$—	$—	$64,226	$391,149
Weston A. Godfrey, Jr.	2021	$307,344	$800,000	$—	$—	$15,368	$1,122,712
Chief Executive Officer of Marquis Industries	2020	$299,506	$400,000	$—	$—	$16,675	$716,181
Michael J. Stein (4)	2021	$366,314	$77,500	$—	$198,709	$—	$642,523
Senior Vice President and General Counsel	2020	$310,000	$—	$—	$—	$—	$310,000
Eric Althofer	2021	$126,923	$—	$—	$37,584	$—	$164,507
Chief Operating Officer	2020	$—	$—	$—	$—	$—	$—
David Verret	2021	$—	$—	$—	$—	$—	$—
Chief Accounting Officer	2020	$—	$—	$—	$—	$—	$—

(1)
The amounts reflect the dollar amount recognized for financial statement reporting purposes in accordance with ASC 718. These amounts reflect Live Venture’s accounting expense for these awards, and do not correspond to the actual value that may be recognized by the NEOs. Please refer to Note 14, Stock-Based Compensation, in our consolidated financial statements included elsewhere in this Form 10-K for a discussion of the assumptions related to the calculation of such value.
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
(3)
On or about November 11, 2019, the Compensation Committee of the Board of Directors of the Company approved an increase in Jon Isaac’s salary to $350,000 per year and awarded him a bonus of $275,000 as part of his 2019 compensation. The increase in salary was effective immediately. On January 11, 2021, the Compensation Committee of the Board of Directors approved an extension of the expiration date of Mr. Isaac's existing 25,000 stock options to purchase the Company's common stock from January 15, 2021 to January 15, 2023. The option awards for Mr. Isaac for 2021 represents the incremental expense associated with extending those option awards. On April 13, 2021, the Compensation Committee of the Board of Directors approved Mr. Isaac's bonus.
(4)
Effective August 13, 2021, the Company and Michael J. Stein, the Company’s Senior Vice President & General Counsel, agreed to a mutual separation of Mr. Stein’s employment from all positions he held at the Company and its subsidiaries. The last day of Mr. Stein’s employment was September 6, 2021. In conjunction with his departure, Mr. Stein forfeited 10,500 options to purchase the Company's common stock, including the 2,500 options granted during the year ended September 30, 2021.

EMPLOYMENT AGREEMENTS

The Company entered into an employment agreement with Jon Isaac, its President and Chief Executive Officer, effective January 1, 2013, as amended on January 16, 2018. The agreement expired on December 30, 2020. On January 11, 2021, the term of Mr. Isaac’s employment agreement was extended to December 31, 2023, effective as of January

1, 2021. Mr. Isaac was entitled to a base annual salary in an amount of $200,000, payable in periodic installments in accordance with the Company’s regular payroll practices and subject to all applicable withholdings, including taxes. Mr. Isaac is eligible to receive an annual performance bonus at the sole discretion of the Board of Directors or the Compensation Committee. On or about November 11, 2019, the Compensation Committee of the Board of Directors of the Company approved an increase in Jon Isaac’s salary to $350,000 per year and awarded him a bonus of $275,000. The increase in salary was effective immediately. The bonus was paid in full as of December 31, 2019. Mr. Isaac is entitled to reimbursement for all reasonable business expenses incurred by him in connection with his employment and the performance of his duties as President and Chief Executive Officer, including a reasonable housing expense, not to exceed $7,000 per month. Mr. Isaac is eligible to participate fully in all health and benefit plans available to senior officers of the Company generally, as the same may be amended from time to time by the Board of Directors. Mr. Isaac’s employment terminates upon the first to occur of the following dates: (i) date of Mr. Isaac’s death; (ii) the date on which Mr. Isaac has experienced a Disability (as defined in his employment agreement), and we give Mr. Isaac notice of termination on account of Disability; (iii) the date on which Mr. Isaac has engaged in conduct that constitutes Cause (as defined in Mr. Isaac’s employment agreement), and we give Mr. Isaac notice of termination for Cause; (iv) the date on which Mr. Isaac voluntarily terminates his relationship with us; or (v) the date on which we give Mr. Isaac notice of termination for any reason other than the reasons set forth in clauses (i) through (iv) above. Upon termination of Mr. Isaac’s employment, we will have no further obligation to Mr. Isaac except that Mr. Isaac will be entitled to payment of any earned but unpaid salary through the date of termination and any unearned bonus in accordance with the terms of the employment agreement.

Marquis Industries, Inc., one of our subsidiaries, entered into an employment agreement with Weston A. Godfrey, Jr., effective on January 22, 2018, which was amended on January 12, 2021, to employ him as its executive vice president from January 22, 2018 until July 1, 2018, and chief executive officer from July 1, 2018 through September 30, 2023, the date on which the agreement terminates. Mr. Godfrey is entitled to a base annual salary in an amount of $285,000, payable in periodic installments in accordance with Marquis’s customary payroll practices. Mr. Godfrey is also entitled to receive a car allowance of $1,000 per month, family health and dental insurance at Marquis’ expense, a $1.0 million term life insurance policy, and a family membership to a local fitness facility. Mr. Godfrey is eligible for annual cash bonuses (in an amount no less than $75,000 (but, solely for the fiscal year ended September 30, 2021, $200,000)) after the end of the fiscal year based on the attainment of certain actual EBITDA ranges of Marquis during such fiscal year. In the event of a change of control of Marquis, Mr. Godfrey is entitled to a bonus equal to $660,000. Marquis may terminate Mr. Godfrey for “cause” (as defined in Mr. Godfrey’s employment agreement), or, in the event Mr. Godfrey becomes permanently disabled or is prevented by injury or sickness from attention to his duties for six consecutive weeks or more, without “cause.” If Marquis terminates Mr. Godfrey’s employment without “cause” other than because of Mr. Godfrey’s death or disability, Mr. Godfrey will continue to receive his annual salary for a period of twelve months following such termination and receive fully paid family coverage of health and dental insurance at Marquis’ expense until the earlier of 12 months after such termination or the date of Mr. Godfrey’s subsequent employment. Mr. Godfrey’s employment agreement also contains customary confidentiality, non-competition and non-disparagement provisions.

The Company entered into an employment agreement with Michael J. Stein, its Senior Vice President, General Counsel, dated September 5, 2017. Mr. Stein’s employment commenced on October 2, 2017 and continues until his employment is terminated in accordance with the terms his employment agreement. Mr. Stein was entitled to a base annual salary in an amount of $310,000, payable in periodic installments in accordance with the Company’s regular payroll practices and subject to all applicable withholdings, including taxes. Mr. Stein was eligible to participate fully in all benefit programs or plans sponsored by the Company, as the same may be amended from time to time. Mr. Stein’s employment terminates upon the first to occur of the following dates: (i) date of Mr. Stein’s death; (ii) the date on which Mr. Stein has experienced a Disability (as defined in his employment agreement); (iii) the date on which Mr. Stein has engaged in conduct that constitutes Cause (as defined in Mr. Stein’s employment agreement); (iv) the date on which we terminate Mr. Stein’s employment for any reason other than Cause, provided that we give Mr. Stein 60 days written notice of such termination, (v) the date on which Mr. Stein voluntarily terminates his relationship with us, provided that Mr. Stein is required to give 30 days’ advance written notice; or (vi) the date on which we give Mr. Stein notice of termination for any reason other than the reasons set forth in clauses (i) through (iv) above. Upon termination of Mr. Stein’s employment, we will have no further obligation to Mr. Stein except that if we terminate Mr. Stein without cause or as a result of a Disability, Mr. Stein will continue to receive his unpaid annual salary for a period of three months following such termination, and, until the earlier of six months following Mr. Stein’s date of termination and the date Mr. Stein is eligible to receive substantially similar coverage and benefits from a new employer, an amount equal to the difference between the COBRA continuation coverage premiums and the amount of premiums paid by similarly situated active employees of the Company under the Company’s health insurance plans in which Mr. Stein and, if applicable, his family, were participating immediately prior to the termination date. Upon Mr. Stein’s death, the Company will pay Mr. Stein’s estate unpaid annual salary as lawfully required, and for a period of 12 months following his death, an amount equal to the difference between the COBRA continuation coverage premiums and the amount of premiums paid by similarly situated active employees of the Company under the Company’s health insurance plans in which Mr. Stein and, if applicable, his family, were participating immediately prior to the termination date. On January 11, 2021, the Company entered into an amendment to Mr. Stein’s employment agreement to (i) increase Mr. Stein’s annual base salary from $310,000 to $345,000 per annum, retroactive to January 1, 2021, (ii) grant Mr. Stein a one-time cash bonus of $77,500, (iii) provide that Mr. Stein shall be eligible for an annual performance bonus at the sole discretion of the Board of Directors or of the Compensation Committee, and (iv) increase the amount of time from 30 to 90 days advance written notice that Mr. Stein is required to give the Company upon his voluntary separation from the Company. In addition, Mr. Stein’s incentive stock option agreement was amended to modify the exercise price (x) of the 12,000 options that have vested to date to $11.80, which was the closing price of the Company’s common stock on the Nasdaq Capital Market on the date of approval, (y) of the 4,000 options that vest on September 5, 2021 to $12.98, and (z) of the 4,000 options that vest on September 5, 2022 to $14.27. On January 11, 2021, Mr. Stein was granted a non-qualified six-year stock option to purchase up to an aggregate of 5,000 shares of the Company’s common stock, with 1,250 shares being deemed granted on each of March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021. The exercise price of each such option grant will be the closing price of the Company’s common stock on the Nasdaq Capital Market on March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021, respectively. Each option grant will vest on the one-year anniversary from the date of grant (i.e., March 31, 2022, June 30, 2022, September 30, 2022, and December 31, 2022). As footnoted above, effective August 13, 2021, the Company and Mr. Stein agreed to a mutual separation of Mr. Stein’s employment from all positions he held at the Company and its subsidiaries. The last day of Mr. Stein’s employment was September 6, 2021.

The Company extended an offer letter to Eric Alhofer to become its Chief Operating Officer with an effective date of April 10, 2021. The offer letter, which was accepted by Mr. Althofer provides for an annual salary of $300,000, payable in periodic installments in accordance with the Company’s regular payroll practices and subject to all applicable withholdings, including taxes. Mr. Althofer is also eligible to participate fully in all benefit programs or plans sponsored by the Company, as the same may be amended from time to time. Mr. Althofer is also to be granted an option to purchase the Company's common stock at an exercise price of $40 per share as soon as practicable after Mr. Althofer commences employment with the Company. These options would vest upon the First Anniversary Date of Mr. Althofer's employment. Should the Company decide to extend Mr. Althofer's employment beyond the First Anniversary Date, Mr. Althofer would be entitled to an addition 20,000 options to purchase common stock per year for three years. These options would also be exercisable at a price of $40 per share.

The Company entered into an employment agreement with David Verret, its Chief Accounting Officer, dated September 27, 2021. Mr. Verrret will serve as at-will employee until January 31, 2022. Upon the agreement of Mr. Verret and the Company (if the same shall occur on or before January 31, 2022), the employment agreement will expire three years later on January 31, 2025. Commencing February 1, 2022, the agreement becomes terminable by either Mr. Verret or the Company on 14 days’ written notice. If the Company terminates the agreement without cause, it will provide Mr. Verret with severance in the amount of one year of his base salary. Mr. Verret will be paid an annual base salary of $250,000, payable in periodic installments in accordance with the Company’s regular payroll practices and subject to all applicable withholdings, including taxes. Mr. Verret is also eligible to participate fully in all benefit programs or plans sponsored by the Company, as the same may be amended from time to time. Mr. Verret shall be eligible for an annual performance bonus.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes all stock options held by the NEOs as of the end of fiscal 2021.

Name	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
Jon Isaac	25,000	(1)	10.00	1/15/2023	(2)
President and Chief Executive Officer
Eric Althofer	5,000		40.00	4/10/2024
Chief Operating Officer
David Verret	—		—	—
Chief Accounting Officer
Weston A. Godfrey, Jr.	—		—	—
Chief Executive Officer of Marquis Industries

(1)
All options are fully vested.
(2)
On January 11, 2021, the Compensation Committee approved an extension of the expiration date from January 15, 2021 to January 15, 2023.

DIRECTOR COMPENSATION

The following table summarizes compensation paid to each of our directors who served in such capacity during fiscal 2020. We have omitted from this table the columns for Stock Awards, Options Awards, Non-Equity Incentive Plan Compensation, and Nonqualified Deferred Compensation Earnings, as no amounts are required to be reported in any of those columns for any director during fiscal 2021.

None of our directors received separate compensation for attending meetings of our Board of Directors or any committees thereof.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Jon Isaac (1)	—	—	—
Richard D. Butler, Jr. (2)	30,000	—	30,000
Dennis Gao (2)	30,000	—	30,000
Tony Isaac (2)	30,000	—	30,000
Tyler Sickmeyer (2)	30,000	—	30,000

(1)
Our President and CEO, Jon Isaac, is the only director who is also an employee of Live Ventures. Jon Isaac is not entitled to separate compensation for his service on our Board of Directors.
(2)
Mr. Butler, Mr. Gao, Mr. Tony Isaac, and Mr. Sickmeyer receive $2,500 monthly, or $30,000 annually in cash compensation for their services as a director.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes securities available for issuance under Live Venture’s equity compensation plans as of September 30, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	87,500	$18.81	212,500
Equity compensation plans not approved by security holders	—	—	—
Total	87,500	$18.81	212,500

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 10, 2021 of (i) each executive officer and each director of our Company; (ii) all executive officers and directors of our Company as a group; and (iii) each person known to the Company to be the beneficial owner of more than 5% of our common stock. We deem shares of our common stock that may be acquired by an individual or group within 60 days of December 10, 2021 pursuant to the exercise of options or warrants or conversion of convertible securities, to be outstanding for the purpose of computing the percentage ownership of such individual or group, but these shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group shown in the table. Percentage of ownership is based on 1,570,834 shares of common stock outstanding on December 10, 2021. The information as to beneficial ownership was either (i) furnished to us by or on behalf of the persons named or (ii) determined based on a review of the beneficial owners’ Schedules 13D and Section 16 filings with respect to our common stock. Unless otherwise indicated, the business address of each person listed is 325 East Warm Springs Road, Suite 102, Las Vegas, Nevada 89119.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Executive Officers and Directors:
Jon Isaac, President and Chief Executive Office of Live Ventures Incorporated (1)	1,541,687	47.5%
Eric Althofer, Chief Operating Officer	—	*
David Verret, Chief Accounting Officer	—	*
Weston A. Godfrey, Jr., Chief Executive Officer of Marquis Industries, Inc.	—	—
Rodney Spriggs, President and Chief Executive Officer of Vintage Stock, Inc.	11,666	*
Tony Isaac, Director(2)	55,000	1.7%
Richard D. Butler, Jr., Director	15,487	*
Dennis Gao, Director	—	*
Tyler Sickmeyer, Director	—	—
All Executive Officers and Directors as a group (9 persons)	1,623,840	50.1%
Other 5% Stockholders:
Isaac Capital Group, LLC (3) 3525 Del Mar Heights Rd. Suite 765 San Diego, California 92130	1,299,510	40.1%

* Represents less than 1% of our issued and outstanding common stock.

(1)
Includes 259,902 shares of Series B Preferred Stock that are convertible into 1,299,510 shares of common stock owned by ICG, of which Jon Isaac is the President and sole member and according has sole voting and dispositive power with respect to such shares. Jon Isaac owns 217,177 shares of common stock. Finally, Mr. Isaac holds options to purchase up to 25,000 shares of the Company's common stock at an exercise price of $10.00 per share, all of which are currently exercisable.
(2)
Includes options to purchase 25,000 shares of common stock at an exercise price of $15.18 per share
(3)
Includes 259,902 shares of Series B Preferred Stock that are convertible into 1,299,510 shares of common stock owned by ICG.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Loans

Transactions with Isaac Capital Group LLC

On January 16, 2018 and December 3, 2019, we entered into separate amendments to warrants with ICG each of which amends the expiration date of certain warrants issued to Isaac Capital Group, LLC to provide that if the specified warrant remains unexercised on the expiration date, then the expiration date shall be automatically extended for a period of two years from such date.

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

On July 10, 2020, Live Ventures borrowed $2.0 million (the “ICG Loan”) from ICG. The ICG Loan matures on May 1, 2025 and bears interest at a rate of 12.5% per annum. Interest is payable in arrears on the last day of each month, commencing July 31, 2020. Live Ventures used the proceeds from the ICG Loan to finance the acquisition of Precision Marshall. The ICG Loan documents contain events of default and other provisions customary for a loan of this type. The foregoing description of the ICG Loan is qualified in its entirety by reference to the complete text of the Loan and Security Agreement among ICF and certain direct and indirect wholly-owned subsidiaries of Live Ventures, dated as of July 6, 2015, and that certain Consent, Joinder and First Amendment to Loan and Security Agreement among ICF and certain of the same subsidiaries and one additional indirect wholly-owned subsidiary of Live Ventures, dated as of January 31, 2020, a copy of each of which is filed as Exhibit 10.18 and Exhibit 10.19, respectively, to Live Ventures’ Annual Report on Form 10-K for the fiscal year ended September 30, 2019; the Second Amendment to Loan and Security Agreement and Novation by and among Live Ventures, Marquis Affiliated Holdings LLC, Marquis Industries, Inc., and Isaac Capital Fund I LLC, a copy of which is attached as Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on July 16, 2020; and the Assignment and Assumption Agreement between ICF and ICG, dated as of July 10, 2020, of copy of which is attached as Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on July 16, 2020.

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

Loan from Spriggs Investments LLC

On July 10, 2020, Live Ventures executed a promissory note (the “Spriggs Promissory Note”) in favor of Spriggs Investments LLC (“Spriggs Investments”), a limited liability company whose sole member is Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, Inc., a wholly-owned subsidiary of Live Ventures, that memorializes a loan by Spriggs Investments to Live Ventures in the initial principal amount of $2.0 million (the “Spriggs Loan”). The Spriggs Loan matures on July 10, 2022 and bears simple interest at a rate of 10.0% per annum. Interest is payable in arrears on the last day of each month, commencing July 31, 2020. Live Ventures may prepay the Spriggs Loan in whole or in part at any time or from time to time without penalty or premium by paying the principal amount to be prepaid, together with accrued interest thereon to the date of prepayment. Live Ventures used the proceeds from the Spriggs Loan to finance the acquisition of Precision Marshall. The Spriggs Promissory Note contains events of default and other provisions customary for a loan of this type. The Spriggs Loan was guaranteed personally by Jon Isaac and by ICG.

As of December 31, 2021, Mr. Spriggs is a record and beneficial owner of less than 1.0% of the outstanding capital stock of Live Ventures.

The foregoing descriptions of the Spriggs Loan and the Spriggs Promissory Note are qualified in their entirety by reference to the complete text of the Spriggs Promissory Note, a copy of which is attached as Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on July 16, 2020.

Acquisition of ApplianceSmart, Inc.

On December 30, 2017, ApplianceSmart Holdings Inc. (“ASH”) entered into a Stock Purchase Agreement (the “Agreement”) with Appliance Recycling Centers of America, Inc. (now JanOne Inc.) (the “Seller”) and ApplianceSmart, Inc. (“ApplianceSmart”), a subsidiary of the Seller. Pursuant to the Agreement, ASH purchased (the “Transaction”) from the Seller all of the issued and outstanding shares of capital stock of ApplianceSmart in exchange for $6.5 million (the “Purchase Price”). ASH was required to deliver the Purchase Price, and a portion of the Purchase Price was delivered, to the Seller prior to March 31, 2018. Between March 31, 2018 and April 24, 2018, ASH and the Seller negotiated in good faith the method of payment of the remaining outstanding balance of the Purchase Price.

On April 25, 2018, ASH delivered to the Seller that certain Promissory Note (the “ApplianceSmart Note”) in the original principal amount of approximately $3.9 million, (the “Original Principal Amount”), as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on April 1, 2021 (the “Maturity Date”). The ApplianceSmart Note bears interest at 5% per annum with interest payable monthly in arrears. Ten percent of the outstanding principal amount will be repaid annually on a quarterly basis, with the accrued and unpaid principal due on the Maturity Date. ApplianceSmart has agreed to guaranty repayment of the ApplianceSmart Note. The remaining $2,581,000 of the Purchase Price was paid in cash by ASH to the Seller. ASH may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal Amount. As of September 30, 2021, there was approximately $2.8 million outstanding on the ApplianceSmart Note and is included in debtor-in-possession liabilities on the Company’s Consolidated Balance Sheet.

On December 26, 2018, ASH and the Seller amended and restated the ApplianceSmart Note to, among other things, grant the Seller a security interest in the assets of ASH and ApplianceSmart in accordance with the terms of separate security agreements entered into between ASH and ApplianceSmart, respectively, and the Seller.

On December 9, 2019, ApplianceSmart filed the Chapter 11 Case. The bankruptcy affects Live Ventures’ indirect subsidiary ApplianceSmart only and does not affect any other subsidiary of Live Ventures, or Live Ventures itself. ApplianceSmart expects to continue to operate its business in the ordinary course of business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In addition, the Company reserves its right to file a motion seeking authority to use cash collateral of the lenders under the reserve-based revolving credit facility. The case is being administrated under the caption In re: ApplianceSmart, Inc. (case number 19-13887). Court filings and other information related to the Chapter 11 Case are available at the PACER Case Locator website for those registered to do so or at the Courthouse located at One Bowling Green, Manhattan, New York 10004.

On October 13, 2021, a hearing was held to consider approval of the Disclosure Statement filed by ApplianceSmart in conjunction with its bankruptcy proceedings. The Disclosure Statement was approved by the court, subject to minor amendment, and a directive issued that an order for a final confirmation hearing be drafted and scheduled in the foreseeable future.

Sale of ApplianceSmart Contracting

On April 22, 2020, the Company sold ApplianceSmart Contracting Inc. (“ApplianceSmart Contracting”) to Michelle Cooper, a related party as a result of her relationship with Virland A. Johnson, the Company’s former Chief Financial Officer, for $60,000. In connection with the sale, and under the terms of a purchase and sale agreement and a secured promissory note (the “ASC Note”), the Company agreed to loan ApplianceSmart Contracting up to approximately $382,000 to satisfy then outstanding sales tax obligations owed by ApplianceSmart Contracting. Advances under the loan are only made by the Company to ApplianceSmart Contracting upon the presentation of evidence by ApplianceSmart Contracting of the satisfaction of one or more outstanding state sales tax amounts. Advances bear interest at 8.0% per annum. The loan matures on September 30, 2022 or on such earlier date as provided in the Note. The loan is guaranteed by the related party and secured by the assets of ApplianceSmart Contracting. At the closing of the sale transaction, the Company advanced ApplianceSmart Contracting $60,000.

Customer Connexx

Customer Connexx LLC, a wholly-owned subsidiary of JanOne Inc. (formerly Appliance Recycling Centers of America, Inc.), sub-leases call center space from Live Ventures Incorporated in Las Vegas, Nevada. Total amount of sub-lease rent and common area charges was approximately $190,000 for fiscal year ended September 30, 2021.

Procedures for Approval of Related Party Transactions

In accordance with its charter, the Audit Committee reviews and recommends for approval all related party transactions (as such term is defined for purposes of Item 404 of Regulation S-K). The Audit Committee participated in the approval of the transactions described above.

ITEM 14. Principal Accounting Fees and Services

Each year, the Audit Committee approves the annual audit engagement in advance. The Audit Committee also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All fiscal 2021 and 2020 services listed below were pre-approved.

Audit Fees: Audit fees include fees for the audit of the Corporation’s consolidated financial statements and interim reviews of the Corporation’s quarterly financial statements, comfort letters, consents and other services related to Securities and Exchange Commission matters.

Audit-Related Fees: Audit-related fees primarily include fees for certain audits of subsidiaries not required for purposes of Frazier & Deeter’s audit of the Corporation’s consolidated financial statements or for any other statutory or regulatory requirements, and consultations on various other accounting and reporting matters.

Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance.

All Other Fees consist of fees for services other than the services described above.

The following fees were billed to us for the years ended September 30, 2021 and 2020, respectively. All audit fees were incurred from WSRP:

	2021	2020
Audit Fees	$551,665	$527,832
Audit-Related Fees	—	131,830
Tax Fees	104,224	46,120
All Other Fees	70,262	—
Total	$726,151	$705,782

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

The following exhibits are filed with or incorporated by reference into this Annual Report.

Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

2.1	Stock Purchase Agreement dated December 30, 2017 among ApplianceSmart Holdings LLC, ApplianceSmart, Inc., and Appliance Recycling Centers of America, Inc.	10-Q	001-33937	10.1	02/14/18

2.2	Bill of Sale and Assignment and Assumption Agreement dated December 21, 2018 by and between Viridian Fibers, LLC and Marquis Industries, Inc.	10-K	001-33937	2.2	12/27/18

2.3	Purchase Agreement dated November 1, 2019, by and among Marquis Affiliated Holdings LLC, Lonesome Oak Trading Co., Inc., and J. Chadwick McEntire	8-K	001-33937	2.3	02/06/20

2.4	First Amendment to Purchase Agreement dated November 1, 2019, by and among Marquis Affiliated Holdings LLC, Lonesome Oak Trading Co., Inc., and J. Chadwick McEntire	8-K	001-33937	2.4	02/06/20

2.5	Agreement and Plan of Merger, dated as of July 14, 2020, by and among Live Ventures Incorporated, President Merger Sub Inc., Precision Industries, Inc., and D. Jackson Milhollan×	8-K	001-33937	2.1	07/16/20

2.6	Contribution Agreement dated effective as of July 14, 2020 by and between Live Ventures Incorporated and Precision Affiliated Holdings LLC	8-K	001-33937	10.1	07/16/20

3.1	Amended and Restated Articles of Incorporation	8-K	000-24217	3.1	08/15/07

3.2	Certificate of Change	8-K	001-33937	3.1	09/7/10

3.3	Certificate of Correction	8-K	001-33937	3.1	03/11/13

3.4	Certificate of Change	10-Q	001-33937	3.1	02/14/14

3.5	Articles of Merger	8-K	001-33937	3.1.4	10/8/15

3.6	Certificate of Change	8-K	001-33937	3.1.5	11/25/16

3.7	Certificate of Designation for Series B Convertible Preferred Stock filed with Secretary of State for the State of Nevada on December 23, 2016, and effective as of December 27, 2016	10-K	001-33937	3.1.6	12/29/16

3.8	Bylaws	10-Q	001-33937	3.8	08/14/18

4.1	Waiver Agreement dated September 6, 2017	10-K	001-33937	4.1	01/18/18

4.2	Description of Our Securities	10-K	001-33937	4.2	02/10/20

4.3	Specimen Stock Certificate	10-K	001-33937	4.3	02/10/20

10.1	Note and Warrant Purchase Agreement, dated April 3, 2012 (the “Note and Warrant Purchase Agreement”), by and between the Registrant and Isaac Capital Group LLC	10-Q	001-33937	10.1	05/15/12

10.2	Senior Subordinated Convertible Note (under Note and Warrant Purchase Agreement)	10-Q	001-33937	10.2	05/15/12

10.3	Subordinated Guaranty (under Note Purchase and Warrant Agreement)	10-Q	001-33937	10.3	05/15/12

10.4	Form of Warrant (under Note and Warrant Purchase Agreement)	10-Q	001-33937	10.4	05/15/12

10.5	First Amendment to Note Purchase Agreement, made and entered into as of April 3, 2012, by and between the Registrant and Isaac Capital Group LLC	10-K	001-33937	10.12.1	01/15/13

10.6	Warrant Amendment dated as of December , 2014	10-K	001-33937	10.9	01/18/18

10.7	Warrant Amendment dated as of December 27, 2016	10-K	001-33937	10.10	01/18/18

10.8	Amendment to Warrants dated as of January 16, 2018	10-K	001-33937	10.11	01/18/18

10.9	Amendment to Warrant dated as of December 3, 2019	10-K	001-33937	10.9	02/07/20

10.10	Convertible Note Purchase Agreement, dated as of January 7, 2014, by and between the Registrant and Kingston Diversified Holdings LLC (the “2014 Note Purchase Agreement”)	10-K	001-33937	10.7	12/29/16

10.11	Form of Convertible Note (under 2014 Note Purchase Agreement)	10-K	001-33937	10.11	01/10/14

10.12	Form of Warrant (under 2014 Note Purchase Agreement)	10-K	001-33937	10.12	01/10/14

10.13	Amendment No. 1 to Convertible Note Purchase Agreement, dated as of October 29, 2014, by and between the Registrant and Kingston Diversified Holdings LLC	10-K	001-33937	10.7a	12/29/16

10.14	Amendment No. 2 to Convertible Note Purchase Agreement, dated as of December 21, 2016, by and between the Registrant and Kingston Diversified Holdings LLC	10-K	001-33937	10.7b	12/29/16

10.15	Share Exchange Agreement between Isaac Capital Group, LLC and Live Ventures Incorporated, dated December 27, 2016	10-Q	001-33937	10.1	02/09/17

10.16	Purchase Agreement, dated as of July 6, 2015 by and among the Registrant, Marquis Affiliated Holdings LLC, Marquis Industries, Inc. and the stockholders of Marquis Industries, Inc.	10-K	001-33937	10.15	01/13/16

10.17	Loan and Security Agreement, dated as of July 6, 2015 by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., A-O Industries, LLC, Astro Carpet Mills, LLC, Constellation Industries, LLC and S F Commercial Properties, LLC, as Borrowers, and Bank of America, N.A. as Lender.	10-K	001-33937	10.16	01/13/16

10.18	Subordinated Loan and Security Agreement, dated as of July 6, 2015 by and among Marquis Affiliated Holdings, LLC, Marquis Industries, Inc., A-O Industries, LLC, Astro Carpet Mills, LLC, Constellation Industries, LLC and SF Commercial Properties, LLC as Borrowers and Isaac Capital Fund I, LLC as Lender	10-K	001-33937	10.17	01/13/16

10.19	Consent, Joinder and First Amendment to Loan and Security Agreement by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., Lonesome Oak Trading Co., Inc., and Isaac Capital Fund I, LLC as Lender	8-K	001-33937	10.2	02/06/20

10.20	Second Amendment to Loan and Security Agreement and Novation Agreement dated as of July 10, 2020 by and among Live Ventures Incorporated, Marquis Affiliated Holdings LLC, Marquis Industries Inc., and Isaac Capital Fund I, LLC	8-K	001-33937	10.3	07/16/20

10.21	Assignment and Assumption Agreement dated as of July 10, 2020 by and between Isaac Capital Fund I, LLC and Isaac Capital Group, LLC	8-K	001-33937	10.4	07/16/20

10.22	Agreement, effective November 30, 2015 by and among the Registrant, Marquis Affiliated Holdings LLC, Marquis Industries, Inc. and the stockholders of Marquis Industries, Inc.	10-Q	001-33937	10.1	02/16/16

10.23	Promissory Note dated June 14, 2016, by Marquis Real Estate Holdings, LLC in favor of STORE Capital Acquisitions LLC	10-Q	001-33937	10.1	08/15/16

10.24	Mortgage Loan Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	10-Q	001-33937	10.2	08/15/16

10.25	Master Lease Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	10-Q	001-33937	10.3	08/15/16

10.26	Purchase and Sale Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	10-Q	001-33937	10.4	08/15/16

10.27	Equipment Security Note between Banc of America Leasing & Capital, LLC and Marquis Industries, Inc.	10-Q	001-33937	10.2	02/09/17

10.28	Fifth Amendment to Loan and Security Agreement between Banc of America Leasing & Capital, LLC and Marquis Industries, Inc. dated February 28, 2017	10-Q	001-33937	10.1	05/11/17

10.29	Consent and Sixth Amendment to Loan and Security Agreement dated June 5, 2018 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., Bank of America, N.A., and the other parties thereto	10-Q	001-33937	10.7	08/14/18

10.30	Consent to Turf Business Sale dated December 19, 2018 among Bank of America, N.A., Marquis Affiliated Holdings LLC, and Marquis Industries, Inc.	10-K	001-33937	10.27	12/27/18

10.31	Seventh Amendment to Loan and Security Agreement dated December 24, 2018 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., and Bank of America, N.A.	10-K	001-33937	10.28	12/27/18

10.32	Consent, Joinder and Eighth Amendment to Loan and Security Agreement dated January 31, 2020 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., Lonesome Oak Trading Co., Inc., and Bank of America, N.A.	8-K	001-33937	10.1	02/06/20

10.33	Ninth Amendment to Loan and Security Agreement dated May 4, 2020 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc. and Bank of America, N.A.	8-K	001-33937	10.2	05/08/20

10.34	Tenth Amendment to Loan and Security Agreement and Consent dated July 6, 2020 by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., and Bank of America, N.A.	10-Q	001-33937	10.3	08/14/20

10.35	Eleventh Amendment to Loan and Security Agreement and Consent dated September 25, 2020 by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., and Bank of America, N.A.	10-K	001-33937	10.35	01/13/21

10.36	Promissory Note between Marquis Industries, Inc. and Bank of America, N.A.	8-K	001-33937	10.1	05/08/20

10.37	Stock Purchase Agreement by and among Vintage Stock Affiliated Holdings LLC (an affiliate of the Registrant), Vintage Stock, Inc., and the Shareholders of Vintage Stock, Inc., dated November 3, 2016	10-K	001-33937	10.22	12/29/16

10.38	Amended and Restated Subordinated Promissory Note of Vintage Stock Affiliated Holdings LLC in favor of certain of the Shareholders of Vintage Stock, Inc., dated June 7, 2018	10-K	001-33937	10.30	12/27/18

10.39	Amended and Restated Subordination Agreement by and among Rodney Spriggs, in his capacity as the representative of certain of the Shareholders of Vintage Stock, Inc., and Wilmington Trust, National Association, dated June 7, 2018	10-K	001-33937	10.31	12/27/18

10.40	Loan Agreement between Vintage Stock, Inc. and Texas Capital Bank, National Association, dated November 3, 2016	10-K	001-33937	10.27	12/29/16

10.41	First Amendment to Loan Agreement between Texas Capital Bank, National Association and Vintage Stock, Inc., dated January 23, 2017	10-K	001-33937	10.30	01/18/18

10.42	Second Amendment to Loan Agreement dated September 20, 2017 between Texas Capital Bank, National Association and Vintage Stock, Inc.	10-K	001-33937	10.31	01/18/18

10.43	Third Amendment to Loan Agreement dated June 7, 2018 between Texas Capital Bank, National Association and Vintage Stock, Inc.	8-K	001-33937	10.3	06/11/18

10.44	Fourth Amendment to Loan Agreement dated June 24, 2019 between Texas Capital Bank, National Association and Vintage Stock, Inc.	10-Q	001-33937	10.1	08/14/19

10.45	Fifth Amendment to Loan Agreement dated September 24, 2020 between Texas Capital Bank, National Association and Vintage Stock, Inc.	10-K	001-33937	10.45	01/13/21

10.46	Sixth Amendment to Loan Agreement dated September 30, 2020 between Texas Capital Bank, National Association and Vintage Stock, Inc.	8-K	001-33937	10.2	10/02/20

10.47	Revolving Credit Note of Vintage Stock Inc., in favor of Texas Capital Bank, National Association, dated November 3, 2016	10-K	001-33937	10.28	12/29/16

10.48	Security Agreement of Vintage Stock Inc., in favor of Texas Capital Bank, National Association, dated November 3, 2016	10-K	001-33937	10.29	12/29/16

10.49	Waiver Agreement by and among Texas Capital Bank, National Association and Vintage Stock, Inc., dated March 15, 2018	8-K	001-33937	10.12	03/15/18

10.50	Waiver and Agreement Regarding Availability Reserves dated April 10, 2010 by and among Texas Capital Bank, National Association and Vintage Stock, Inc.	10-Q	001-33937	10.5	04/13/20

10.51	Term Loan Agreement among Vintage Stock Inc., Vintage Stock Affiliated Holdings LLC, the Subsidiaries of the Borrowers Party Hereto, the Lenders Party Hereto, Wilmington Trust, National Association, as Administrative Agent, and Capitala Private Credit Fund V, L.P., as Lead Arranger, dated November 3, 2017	10-K	001-33937	10.30	12/29/16

10.52	First Amendment and Waiver to Term Loan Agreement by and among Vintage Stock Affiliated Holdings, LLC, Vintage Stock, Inc., Wilmington Trust, National Association, Capitala Private Credit Fund V, L.P., and the other parties thereto dated October 10, 2017	8-K	001-33937	10.1	10/13/17

10.53	Second Amendment and Waiver to Term Loan Agreement by and among Vintage Stock Affiliated Holdings, LLC, Vintage Stock, Inc., Wilmington Trust, National Association, Capitala Private Credit Fund V, L.P., and the other parties thereto dated March 15, 2018	8-K	001-33937	10.1	03/16/18

10.54	Form of Note under the Capitala Term Loan Agreement	10-K	001-33937	10.31	12/29/16

10.55	Security and Pledge Agreement among Vintage Stock Affiliated Holdings LLC, Vintage Stock, Inc., and Wilmington Trust, National Association, as Administrative Agent, dated November 3, 2016	10-K	001-33937	10.32	12/29/16

10.56	Amended and Restated Promissory Note issued by ApplianceSmart Holdings LLC	10-K	001-33937	10.44	12/27/18

10.57	Security Agreement dated December 26, 2018 by and between ApplianceSmart Holdings LLC and Appliance Recycling Centers of America, Inc.	10-K	001-33937	10.45	12/27/18

10.58	Security Agreement dated December 26, 2018 by and between ApplianceSmart, Inc. and Appliance Recycling Centers of America, Inc.	10-K	001-33937	10.46	12/27/18

10.59	Security Agreement dated December 28, 2018 by and between ApplianceSmart Contracting, Inc. and Appliance Recycling Centers of America, Inc.	10-Q	001-33937	10.1	02/13/19

10.60	Agreement and Guaranty dated December 28, 2018 by ApplianceSmart Contracting Inc. in favor of Appliance Recycling Centers of America, Inc.	10-Q	001-33937	10.2	02/13/19

10.61		Amended and Restated Credit Agreement, dated as of June 7, 2018, by and among the lenders from time-to-time party thereto, Comvest Capital IV, L.P., Vintage Stock, Inc., and Vintage Stock Affiliated Holdings LLC	8-K	001-33937	10.1	06/11/18

10.62		Limited Waiver and First Amendment to Amended and Restated Credit Agreement and Amended and Restated Management Fee Subordination Agreement, dated as of September 3, 2019, by and among the lenders party thereto, Comvest Capital IV, L.P., Vintage Stock, Inc., and acknowledged and agreed to by Vintage Stock Affiliated Holdings LLC and Live Ventures Incorporated	8-K	001-33937	10.1	09/05/19

10.63		Limited Waiver and Second Amendment to Amended and Restated Credit Agreement, Second Amendment to Amended and Restated Management Fee Subordination Agreement and First Amendment to Limited Guaranty as of April 9, 2020, by and among the Lenders, Comvest Capital IV, L.P., as agent for the Lenders, Vintage Stock, Inc., and acknowledged and agreed to by Vintage Stock Affiliated Holdings LLC, and with respect to certain sections, Live Ventures Incorporated	10-Q	001-33937	10.4	04/13/20

10.64		Limited Guaranty, dated as of June 7, 2018, by Live Ventures Incorporated in favor of Comvest Capital IV, L.P.	8-K	001-33937	10.2	06/11/18

10.65		Loan and Security Agreement dated July 14, 2020 by and among Precision Industries, Inc., President Merger Sub Inc., Precision Affiliated Holdings LLC, and the lenders party thereto	8-K	001-33937	10.2	07/16/20

10.66		Promissory Note dated July 10, 2020 issued by Live Ventures Incorporated in favor of Spriggs Investments, LLC	8-K	001-33937	10.5	07/16/20

10.67		Unsecured Revolving Line Promissory Note dated April 9, 2020 issued to Isaac Capital Group, LLC	10-Q	001-33937	10.3	04/13/20

10.68		Loan and Security Agreement, dated as of March 15, 2019, by and between ApplianceSmart, Inc. and Crossroads Financing, LLC	8-K	001-33937	10.2	03/19/19

10.69	†	Employment Agreement between LiveDeal, Inc. and Jon Isaac	10-Q	001-33937	10.1	05/14/13

10.70	†	Amendment to Employment Agreement dated January 16, 2018 between Live Ventures Incorporated and Jon Isaac	10-K	001-33937	10.39	01/18/18

10.71	†	Second Amendment to Employment Agreement dated January 12, 2021 between Live Ventures Incorporated and Jon Isaac	10-K	001-33937	10.71	01/13/21

10.72	†	Non-Qualified Stock Option Agreement between Live Deal Inc. and Jon Isaac, dated January 1, 2013	10-K	001-33937	10.72	01/13/21

10.73	†	First Amendment to Option Agreement between Live Ventures Incorporated and Jon Isaac, dated January 12, 2021	10-K	001-33937	10.73	01/13/21

10.74	†	Employment Agreement between the Live Ventures Incorporated and Virland A. Johnson, dated January 3, 2017	8-K	001-33937	10.1	01/05/17

10.75	†	Incentive Stock Option Agreement between Live Ventures Incorporated and Virland A. Johnson, dated January 3, 2017	8-K	001-33937	10.2	01/05/17

10.76	†	Employment Agreement between Live Ventures Incorporated and Michael J. Stein, effective October 2, 2017	8-K	001-33937	10.1	10/02/17

10.77	†	First Amendment to Employment Agreement between Live Ventures Incorporated and Michael J. Stein, dated January 12, 2021	10-K	001-33937	10.77	01/13/21

10.78	†	Incentive Stock Option Agreement between Live Ventures Incorporated and Michael J. Stein, effective October 2, 2017	8-K	001-33937	10.2	10/02/17

10.79	†	First Amendment to Incentive Stock Option Agreement between Live Ventures Incorporated and Michael J. Stein, dated January 11, 2021	10-K	001-33939	10.79	01/13/21

10.80	†	Incentive Stock Option Agreement between Live Ventures Incorporated and Michael J. Stein, dated January 11, 2021	10-K	001-33937	10.80	01/13/21

10.81	†	Employment Agreement between Vintage Stock Inc. and Rodney Spriggs, dated November 3, 2016	10-K	001-33937	10.25	12/29/16

10.82	†	Non-qualified Stock Option Agreement between the Registrant and Rodney Spriggs, dated November 3, 2016	10-K	001-33937	10.26	12/29/16

10.83	†	Employment Agreement between Marquis Industries, Inc. and Weston A. Godfrey, Jr., dated January 22, 2018	10-K	001-33937	10.57	12/27/18

10.84	†	First Amendment to Employment between Marquis Industries, Inc. and Weston A. Godfrey, Jr., dated January 12, 2021	10-K	001-33937	10.84	01/13/21

10.85	†	Employment Agreement, dated as of July 14, 2020, by and between Thomas Sedlak and Precision Industries, Inc.	8-K	001-33937	10.6	09/16/20

10.86	†	First Amendment to Employment Agreement, dated as of September 9, 2020, by and between Precision Industries, Inc. and Thomas Sedlak	8-K	001-33937	10.8	09/28/20

10.87	†	Deferred Compensation Agreement, dated as of July 14, 2020, by and between Thomas Sedlak and Precision Industries, Inc.	8-K	001-33937	10.7	09/16/20

10.88	†	2014 Omnibus Equity Incentive Plan	DEF 14A	001-33937	Appendix A to 2014 Proxy Statement	06/23/14

10.89		Membership Interest Purchase Agreement, dated as of June 14, 2021 by and among Angia Holdings LLC, a New York limited liability company, Salomon Whitney LLC, d/b/a SW Financial, and SW Affiliated Holdings, LLC	8-K	001-33937	2.1	06/17/21

10.90	†	Employment Agreement between Live Ventures Incorporated and David Verret, effective September 29, 2021	8-K	001-33937	10.89	10/01/21

10.91	†	Offer Letter between Live Ventures Incorporated and Eric Althofer	8-K	001-33937	10.1	04/10/21

14.1		Code of Business Conduct and Ethics, Adopted May 16, 2019	10-K	001-33937	14.1	01/13/21

21.1	*	List of Subsidiaries of the Registrant

23.1	*	Consent of Frazier & Deeter, LLC independent registered public accounting firm

23.2	*	Consent of WSRP, LLC independent registered public accounting firm

31.1	*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Annual Report on Form 10-K, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2020 and 2019, (ii) the Consolidated Statements of Operations for the Years Ended September 30, 2020 and 2019, (iii) Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2020 and 2019, (iv) the Consolidated Statements of Cash Flows for the Years Ended September 30, 2020 and 2019, and (iv) the Notes to Consolidated Financial Statements

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Date: December 28, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jon Isaac	President and Chief Executive Officer Director
Jon Isaac	(Principal Executive Officer)	December 28, 2021

/s/ David Verret	Chief Accounting Officer
David Verret	(Principal Financial Officer and Principal Accounting Officer)	December 28, 2021

/s/ Tony Isaac
Tony Isaac	Director	December 28, 2021

/s/ Richard D. Butler, Jr.
Richard D. Butler, Jr.	Director	December 28, 2021

/s/ Dennis Gao
Dennis Gao	Director	December 28, 2021

/s/ Tyler Sickmeyer
Tyler Sickmeyer	Director	December 28, 2021