Form 10-Q
period 2021-12-31
LIVE VENTURES Inc
filed 2022-02-10
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2021

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

The number of shares of the issuer’s common stock, par value $0.001 per share, outstanding as of February 8, 2022 was 1,582,334.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31, 2021	September 30, 2021
	(Unaudited)
Assets
Cash	$10,031	$4,664
Trade receivables, net of allowance for doubtful accounts of $61 at December 31, 2021 and September 30, 2021	19,117	21,559
Inventories, net of reserves of approximately $1.9 million at December 31, 2021, and approximately $1.8 million at September 30, 2021	73,898	70,747
Prepaid expenses and other current assets	2,042	1,640
Debtor in possession assets	143	180
Total current assets	105,231	98,790
Property and equipment, net of accumulated depreciation of approximately $21.8 million at December 31, 2021, and approximately $20.6 million at September 30, 2021	37,440	35,632
Right of use asset - operating leases	29,090	30,466
Deposits and other assets	1,345	682
Intangible assets, net of accumulated amortization of approximately $2.5 million at December 31, 2021 and approximately $2.2 million at September 30, 2021	4,410	4,697
Goodwill	41,471	41,471
Total assets	$218,987	$211,738
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$9,713	$10,644
Accrued liabilities	14,304	17,048
Income taxes payable	734	876
Current portion of lease obligations - operating leases	7,196	7,202
Current portion of long-term debt	17,553	16,055
Current portion of notes payable related parties	2,000	2,000
Debtor-in-possession liabilities	11,184	11,135
Total current liabilities	62,684	64,960
Long-term debt, net of current portion	40,305	37,559
Lease obligation long term - operating leases	28,008	29,343
Notes payable related parties, net of current portion	2,000	2,000
Deferred taxes	4,346	2,796
Total liabilities	137,343	136,658
Commitments and contingencies
Stockholders' equity:
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, 315,790 shares issued and outstanding at December 31, 2021 and September 30, 2021, respectively	—	—
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 47,840 shares issued and outstanding at December 31, 2021 and September 30, 2021, respectively, with a liquidation preference of $0.30 per share outstanding	—	—
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,582,334 and 1,582,334 shares issued and outstanding at December 31, 2021 and September 30, 2021, respectively	2	2
Paid in capital	65,302	65,284
Treasury stock common 534,520 shares as of December 31, 2021 and September 30, 2021, respectively	(4,519)	(4,519)
Treasury stock Series E preferred 50,000 shares as of December 31, 2021 and of September 30, 2021, respectively	(7)	(7)
Retained earnings	21,314	14,768
Equity attributable to Live stockholders	82,092	75,528
Non-controlling interest	(448)	(448)
Total stockholders' equity	81,644	75,080
Total liabilities and stockholders' equity	$218,987	$211,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(dollars in thousands, except per share)

	For the Three Months Ended December 31,
	2021	2020
Revenues	$75,158	$62,454
Cost of revenues	47,542	40,185
Gross profit	27,616	22,269

Operating expenses:
General and administrative expenses	14,157	12,279
Sales and marketing expenses	3,052	2,699
Total operating expenses	17,209	14,978
Operating income	10,407	7,291
Other (expense) income:
Interest expense, net	(1,017)	(1,470)
Gain on disposal of fixed assets	—	129
Loss on bankruptcy settlement	(10)	—
Other income	126	779
Total other expense, net	(901)	(562)
Income before provision for income taxes	9,506	6,729
Provision for income taxes	2,960	1,450
Net income	6,546	5,279
Net income attributable to non-controlling interest	—	134
Net income attributable to Live stockholders	$6,546	$5,413

Income per share:
Basic	$4.14	$3.45
Diluted	$2.04	$1.63

Weighted average common shares outstanding:
Basic	1,582,334	1,568,213
Diluted	3,202,057	3,319,088

Dividends declared - series B convertible preferred stock	$—	$—
Dividends declared - series E convertible preferred stock	$—	$—
Dividends declared - common stock	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	For the Three Months Ended December 31,
	2021	2020
Operating Activities:
Net income	$6,546	$5,279
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	1,549	1,714
Gain or loss on disposal of property and equipment	—	(129)
Loss on bankruptcy settlement	10	—
Amortization of debt issuance cost	24	266
Stock based compensation expense	18	17
Amortization of right-of-use assets	68	106
Change in reserve for uncollectible accounts	—	658
Change in reserve for obsolete inventory	(59)	590
Changes in assets and liabilities:
Trade receivables	2,413	1,909
Inventories	(3,016)	(716)
Income taxes payable/receivable	(142)	70
Prepaid expenses and other current assets	(431)	478
Change in deferred income taxes	1,550	1,290
Deposits and other assets	(663)	(366)
Accounts payable	(981)	(898)
Accrued liabilities	(2,655)	(2,256)
Change in other	13	(344)
Net cash provided by operating activities	4,244	7,668

Investing Activities:
Purchase of property and equipment	(3,070)	(3,258)
Net cash used in investing activities	(3,070)	(3,258)

Financing Activities:
Net borrowings (payments) under revolver loans	2,040	(3,289)
Proceeds from issuance of notes payable	5,500	2,130
Purchase of common treasury stock	—	(383)
Debtor-in-possession cash	19	92
Payments on financing leases	(33)	—
Payments on notes payable	(3,333)	(4,712)
Net cash provided by (used in) financing activities	4,193	(6,162)

Increase (decrease) in cash	5,367	(1,752)
Cash, beginning of period	4,664	8,984
Cash, end of period	$10,031	$7,232

Supplemental cash flow disclosures:
Interest paid	$890	$1,223
Income taxes paid	$1,538	$—
Noncash financing and investing activities:
Settlement of debt in exchange for property and equipment	$—	$1,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(dollars in thousands)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Equity
Balance, September 30, 2021	315,790	$—	47,840	$—	1,582,334	$2	$65,284	$(7)	$(4,519)	$14,768	$(448)	$75,080
Stock based compensation	—	—	—	—	—	—	18	—	—	—	—	18
Net income	—	—	—	—	—	—	—	—	—	6,546	—	6,546
Balance, December 31, 2021	315,790	$—	47,840	$—	1,582,334	$2	$65,302	$(7)	$(4,519)	$21,314	$(448)	$81,644

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total Equity
Balance, September 30, 2020	214,244	$—	47,840	$—	1,589,101	$2	$64,472	$(7)	$(4,098)	$(16,429)	$(268)	$43,672
Stock based compensation	—	—	—	—	—	—	17	—	—	—		17
Purchase of common treasury stock	—	—	—	—	(33,926)	—	—	—	(383)	—		(383)
Net income	—	—	—	—	—	—	—	—	—	5,413	(134)	5,279
Balance, December 31, 2020	214,244	$—	47,840	$—	1,555,175	$2	$64,489	$(7)	$(4,481)	$(11,016)	$(402)	$48,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(dollars in thousands, except per share)

Note 1: Background and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Live Ventures Incorporated, a Nevada corporation, and its subsidiaries (collectively, “Live Ventures” or the “Company”). Live Ventures is a diversified holding company with a strategic focus on value-oriented acquisitions of domestic middle-market companies. The Company has three operating segments: Retail, Flooring Manufacturing, Steel Manufacturing, and Corporate and Other. The Retail segment includes (i) Vintage Stock, Inc. (“Vintage Stock”), which is engaged in the retail sale of new and used movies, music, collectibles, comics, books, games, game systems and components and (ii) ApplianceSmart, Inc. (“ApplianceSmart”), which is engaged in the sale of new major appliances through a retail store. The Flooring Manufacturing segment included Marquis Industries, Inc. (“Marquis”), which is engaged in the manufacture and sale of carpet and the sale of vinyl and wood floorcoverings. The Steel Manufacturing Segment includes Precision Industries, Inc. (“Precision Marshall”), which is engaged in the manufacture and sale of alloy and steel plates, ground flat stock and drill rods.

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for three months ended December 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2022. This financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2021 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 28, 2021 (the “2021 10-K”).

Coronavirus

The global outbreak of COVID-19 (Coronavirus) has resulted in changes in global supply of certain products. The outbreak or pandemic has continued to create significant uncertainties. The pandemic continues to have an unprecedented impact on the U.S. economy as federal, state, and local governments react to this public health crisis. These significant uncertainties and unprecedented impacts include, but are not limited to, an adverse effect on the economy; the Company’s supply chain partners; its employees and customers; customer sentiment in general; and traffic within shopping centers, and, where applicable, malls, containing its stores. As the pandemic continues, consumer fear about becoming ill, as well as recommendations or mandates from federal, state, and local authorities to avoid large gatherings of people or self-quarantine, are continuing to increase; this has already affected, and may continue to affect, traffic to the stores. For example, by March 31, 2020, Vintage Stock had closed all of its retail locations in response to the crisis. Beginning May 1, 2020, Vintage Stock began to reopen certain locations in compliance with government regulations. Then, as of June 30, 2020, all Vintage Stock retail locations were reopened, while maintaining compliance with government mandates. The Company is unable to predict if additional periods of store closures will be needed or mandated. For the Company’s other segments, during March and April 2020, Marquis conducted rolling layoffs for certain employees; however, by May 2020, most employees returned to their respective locations. Continued impacts of the pandemic materially adversely affect the near-term and long-term revenues, earnings, liquidity, and cash flows, and may require a variety of responsive actions, including but not limited to, employee furloughs, reduced store hours, store closings, expense reductions or discounting of pricing of products—all in an effort to mitigate such impacts. The extent of the uncertainties and impacts of the pandemic on the Company’s business and financial results will depend largely on future developments, including the duration of the pandemic within the U.S., the impact on capital and financial markets and the related impact on consumer confidence and spending—all of which are highly uncertain and cannot be predicted. This situation is changing rapidly and additional impacts of which the Company is not aware may arise.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and a variable interest entity. The Company records a non-controlling interest within stockholders’ equity for the portion of the entity’s equity attributed to the consolidated entities that are not wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates made in connection with the accompanying consolidated financial statements include the estimated reserve for doubtful accounts, the estimated reserve for excess and obsolete inventory, estimated warranty reserve, estimated fair value for stock-based compensation, fair values in connection with the analysis of goodwill, other intangibles and long-lived assets for impairment, valuation allowance against deferred tax assets, and estimated useful lives for intangible assets and property and equipment.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses instead of incurred losses. It also modified the impairment model for available-for-sale debt securities and provided a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU No. 2016-13 is effective for smaller reporting companies for fiscal years beginning after December 15, 2022 and the interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of adopting this new accounting standard on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is part of the FASB’s overall simplification initiative and seeks to simplify the accounting for income taxes by updating certain guidance and removing certain exceptions. The updated guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. The Company has implemented this update in the current quarter. The adoption of this ASU had no material impact on the Company’s consolidated financial statements.

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

As of December 31, 2021, the weighted average remaining lease term is 8.37 years and our weighted average discount rate is 6.44%. Total cash payments for the three months ended December 31, 2021 and 2020 were approximately $2.5 million and $2.2 million, respectively. Additionally, we obtained right-of-use assets in exchange for lease liabilities of approximately $1.0 million upon commencement of operating leases during the three months ended December 31, 2021.

The following table details our right of use assets and lease liabilities as of December 31, 2021 and September 30, 2021 (000's):

	December 31, 2021	September 30, 2021
Right of use asset - operating leases	$29,090	$30,466
Operating lease liabilities:
Current	7,196	7,202
Long term	28,008	29,343

Total present value of future lease payments as of December 31, 2021:

Twelve months ended June 30,
2022	$9,194
2023	7,466
2024	5,773
2025	4,263
2026	2,885
Thereafter	12,511
Total	42,092
Less implied interest	(6,888)
Present value of payments	$35,204

During the three months ended December 31, 2021 and 2020, the Company recorded no gain or loss settlements, nor did it record impairment charges relating to any of its leases.

Note 4: Inventory

The following table details the Company's inventory as of December 31, 2021 and September 30, 2021 (in 000's):

	December 31, 2021	September 30, 2021
Inventory, net
Raw materials	$26,511	$18,604
Work in progress	4,598	12,404
Finished goods	24,852	22,584
Merchandise	19,789	18,948
	75,750	72,540
Less: Inventory reserves	(1,852)	(1,793)
Total inventory, net	$73,898	$70,747

Note 5: Property, Plant & Equipment

The following table details the Company's property, plant & equipment as of December 31, 2021 and September 30, 2021 (in 000's):

	December 31, 2021	September 30, 2021
Property and equipment, net:
Land	$2,029	$2,029
Building and improvements	11,968	11,737
Transportation equipment	450	450
Machinery and equipment	37,879	35,284
Furnishings and fixtures	4,072	3,907
Office, computer equipment and other	2,872	2,792
	59,270	56,199
Less: Accumulated depreciation	(21,830)	(20,567)
Total property and equipment, net	$37,440	$35,632

Depreciation expense was $1.3 million and $1.6 million, respectively, for the three months ended December 31, 2021 and 2020.

Note 6: Goodwill

The following table details the Company's goodwill as of December 31, 2021 (in 000's):

	Retail	Flooring Manufacturing	Steel Manufacturing	Corporate	Total
September 30, 2021	36,947	807	—	3,717	41,471
Additions	—	—	—	—	—
Impairment	—	—	—	—	—
December 31, 2021	$36,947	$807	$—	$3,717	$41,471

Note 7: Accrued Liabilities

The following table details the Company's accrued liabilities as of December 31, 2021 and September 30, 2021, respectively (in 000's):

	December 31, 2021	September 30, 2021
Accrued liabilities:
Accrued payroll	$3,522	$4,765
Accrued sales and use taxes	2,152	1,692
Accrued property and other taxes	15	293
Accrued rent	65	14
Accrued gift card and escheatment liability	1,818	1,593
Accrued interest payable	377	372
Accrued accounts payable and bank overdrafts	488	503
Accrued professional fees	3,243	4,937
Customer deposits	796	241
Accrued expenses - other	1,828	2,638
Total accrued liabilities	$14,304	$17,048

Note 8: Long Term Debt

Long-term debt as of December 31, 2021 and September 30, 2021 consisted of the following (in 000's):

	December 31, 2021	September 30, 2021
Bank of America Revolver Loan	$1,490	$—
Encina Business Credit Revolver Loan	13,938	12,735
Texas Capital Bank Revolver Loan	8,142	8,794
Encina Business Credit Term Loan	1,233	1,319
Note Payable to the Sellers of Vintage Stock	2,000	4,200
Note #3 Payable to Banc of America Leasing & Capital LLC	1,180	1,320
Note #4 Payable to Banc of America Leasing & Capital LLC	363	406
Note #5 Payable to Banc of America Leasing & Capital LLC	1,843	1,985
Note #6 Payable to Banc of America Leasing & Capital LLC	582	618
Note #7 Payable to Banc of America Leasing & Capital LLC	3,978	4,121
Note #8 Payable to Banc of America Leasing & Capital LLC	2,834	2,943
Note #9 Payable to Banc of America Leasing & Capital LLC	5,500	—
Note Payable to Extruded Fibers	400	700
Note Payable to the Sellers of Precision Marshall	2,500	2,500
Note Payable to Store Capital Acquisitions, LLC	9,200	9,209
Note payable to individuals, interest at 10-11% per annum, payable on a 90 day written notice, unsecured	207	207
Note payable to individual, interest at 10% per annum, payable on a 90 day written notice, unsecured	500	500
Note payable to individual, noninterest bearing, monthly payments of $19 through March 2023	391	472
Note payable to individuals, interest at 7% per annum, unsecured	198	198
Note payable RSSI/(VSSS)	130	130
Note Payable to JCM Holdings	1,790	1,833
Total notes payable	58,399	54,190
Less unamortized debt issuance costs	(541)	(576)
Net amount	57,858	53,614
Less current portion	(17,553)	(16,055)
Total long-term debt	$40,305	$37,559

Future maturities of long-term debt at December 31, 2021, are as follows which does not include related party debt separately stated:

Twelve months ending December 31,
2022	$17,553
2023	20,827
2024	3,264
2025	2,483
2026	3,087
Thereafter	11,185
Total future maturities of long-term debt	$58,399

Bank of America Revolver Loan

On January 31, 2020, Marquis entered into an amended $25.0 million revolving credit agreement (“BofA Revolver”) with Bank of America Corporation (“BofA”). The BofA Revolver is a five-year, asset-based facility that is secured by substantially all of Marquis’ assets. Availability under the BofA Revolver is subject to a monthly borrowing base calculation. Marquis’ ability to borrow under the BofA Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with BofA. As of December 31, 2021, the outstanding balance was approximately $1.5 million.

Loans with Encina Business Credit, LLC

On July 14, 2020, Precision Marshall entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina Business Credit, LLC, as Agent (the “Agent”). The Loan Agreement provides for secured revolving loans (the “Encina Revolver Loans”) in a principal amount not to exceed the lesser of (i) $23.5 million and (ii) a borrowing base equal to the sum of (a) 85% of Precision's eligible accounts receivable, plus (b) 85% of Precision's eligible inventory, subject to an eligible inventory sublimit that begins at $14.0 million and declines to $12.0 million during the term of the Loan Agreement, minus (c) customary reserves. The Encina Revolver Loans mature on July 14, 2023. As of December 31, 2021 , the balance outstanding was approximately $13.9 million. On January 20, 2022, the Company refinanced these loans, and the balance outstanding was repaid. The refinanced credit facility, totaling $29 million, is comprised of $23.0 million in revolving credit, $3.5 million in machinery and equipment (“M&E”) lending, and $2.5 million for capital expenditure (“Capex”) lending.

Texas Capital Bank Revolver Loan

On November 3, 2016, Vintage Stock entered into an amended $12.0 million credit agreement with Texas Capital Bank (“TCB Revolver”). The TCB Revolver is a five-year, asset-based facility that is secured by substantially all of Vintage Stock’s assets. Availability under the TCB Revolver is subject to a monthly borrowing base calculation. The TCB Revolver matures November 3, 2023. As of December 31, 2021, the balance outstanding was approximately $8.1 million.

Note payable to JCM Holdings

During October 2020, Marquis purchased a manufacturing facility for $2.5 million. Marquis had previously been leasing this facility. Additionally, Marquis entered into a $2.0 million note in favor of the seller of the facility for the balance of the purchase price, which note is secured by the facility. The note bears interest at 6%, and principal and interest payments are due monthly. The note is fully amortized and matures January 2030. As of December 31, 2021, the remaining principal balance was approximately $1.8 million.

Equipment Loans

On June 20, 2016 and August 5, 2016, Marquis entered into a transaction that provided for a master agreement and separate loan schedules (the “Equipment Loans”) with Banc of America Leasing & Capital, LLC that provided for the following during the three months ended December 31, 2021:

Note #9 is for approximately $5.5 million, secured by equipment, is due December 2026, and is payable in 60 monthly payments of $92,000 beginning January 2022, bearing interest at 3.75%.

Loan Covenant Compliance

As of December 31, 2021, the Company was in compliance with all covenants under its existing revolving and other loan agreements.

Note 9: Notes Payable, Related Parties

Long-term debt, related parties as of December 31, 2021 and September 30, 2021 consisted of the following (in 000's):

	December 31, 2021	September 30, 2021
Isaac Capital Group, LLC	$2,000	$2,000
Spriggs Investments, LLC	2,000	2,000
Total notes payable - related parties	4,000	4,000
Less current portion	(2,000)	(2,000)
Total long-term portion, related parties	$2,000	$2,000

Twelve months ending December 31,
2022	$2,000
2023	—
2024	—
2025	2,000
2026	—
Thereafter	—
Total future maturities of long-term debt, related parties	$4,000

Note 10: Stockholders’ Equity

Series B Convertible Preferred Stock

As of December 31, 2021 and September 30, 2021, there were 315,790 and 315,790 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

Series E Convertible Preferred Stock

As of December 31, 2021, and September 30, 2021, respectively, there were 47,840 and 47,840 shares of Series E Convertible Preferred Stock, issued and outstanding.

Treasury Stock

As of December 31, 2021 and September 30, 2021, the Company had 534,520 and 534,520 shares of Treasury Stock, respectively. During the three months ended December 31, 2020, the Company purchased 33,926 shares of its common stock on the open market for approximately $383,000. No shares were acquired for the three months ended December 31, 2021.

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

The following table summarizes stock option activity for the fiscal year ended September 30, 2021 and the three months ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2020	119,168	$15.76	2.71	$—
Granted	7,500	40.92
Exercised	(28,668)	11.25
Forfeited	(10,500)	20.56
Outstanding at September 30, 2021	87,500	$18.81	1.78	$1,626
Exercisable at September 30, 2021	78,500	$16.29	1.72	$1,626

Outstanding at September 30, 2021	87,500	$18.81	1.78	$1,626
Granted	—	$—
Exercised	—	$—
Outstanding at December 31, 2021	87,500	$18.81	1.52	$1,223
Exercisable at December 31, 2021	82,500	$17.53	1.48	$1,223

The Company recognized compensation expense of $18,791 and $17,000 during the three months ended December 31, 2021 and 2020, respectively, related to stock option awards granted to certain employees and officers based on the grant date fair value of the awards, and the revaluation for existing options whereby the expiration date was extended.

At December 31, 2021, the Company had $18,792 of unrecognized compensation expense associated with stock option awards which the Company expects to recognize as compensation expense through March 2022.

The following table summarizes information about the Company’s non-vested shares outstanding as of December 31, 2021:

Non-vested Shares	Number of Shares	Average Grant-Date Fair Value
Non-vested at September 30, 2021	9,000	$17.57
Granted	—	$—
Vested	(4,000)	$20.74
Non-vested at December 31, 2021	5,000	$15.04

Note 12: Earnings Per Share

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

The following table presents the computation of basic and diluted net earnings per share (in 000's):

	Three Months Ended December 31,
	2021	2020
Basic
Net income	$6,546	$5,413
Less: preferred stock dividends	—	—
Net income applicable to common stock	$6,546	$5,413

Weighted average common shares outstanding	1,582,334	1,568,213
Basic earnings per share	$4.14	$3.45

Diluted
Net income applicable to common stock	$6,546	$5,413
Add: preferred stock dividends	—	—
Net income applicable for diluted earnings per share	$6,546	$5,413

Weighted average common shares outstanding	1,582,334	1,568,213
Add: Options	40,534	41,668
Add: Series B Preferred Stock	1,578,950	1,071,220
Add: Series B Preferred Stock Warrants	—	590,147
Add: Series E Preferred Stock	239	47,840
Assumed weighted average common shares outstanding	3,202,057	3,319,088
Diluted earnings per share	$2.04	$1.63

There are 4,000 and 77,500 options to purchase shares of common stock that are anti-dilutive, and are not included in the three months ended December 31, 2021 and 2020, diluted earnings per share computations, respectively.

Note 13: Related Party Transactions

Transactions with Isaac Capital Fund and Capital Group LLC

As of December 31, 2021, Isaac Capital Group LLC (“ICG”) owned 259,902 shares of Series B Preferred Stock that are convertible into 1,299,510 shares of common stock. Jon Isaac, the Company's President and Chief Executive Officer, is the President and sole member of ICG, and, accordingly, has sole voting and dispositive power with respect to these shares. ICG beneficially owns 47.5% of the Company’s outstanding capital stock. Mr. Isaac also personally owns 217,177 shares of common stock, and holds options to purchase up to 25,000 shares of common stock at an exercise price of $10.00 per share, all of which are currently exercisable.

ICG Term Loan

During 2015, Marquis entered into a mezzanine loan in the amount of up to $7.0 million (the “ICF Loan”) with Isaac Capital Fund I, LLC (“ICF”), a private lender whose managing member is Jon Isaac, the Company’s President and Chief Executive Officer. On July 10, 2020, (i) ICF released and discharged Marquis from all obligations under the loan, (ii) ICF assigned all of its rights and obligations under the instruments, documents, and agreements with respect to the ICG Loan to ICG, of which Jon Isaac, the Company’s President and Chief Executive Officer, is the sole member, and (iii) Live Ventures borrowed $2.0 million (the “ICG Loan”) from ICG essentially using the documentation from the ICF Loan. The ICG Loan matures on May 1, 2025 and bears interest at a rate of 12.5%. Interest is payable in arrears on the last day of each month, commencing July 31, 2020. As of December 31, 2021, and September 30, 2021, there was $2.0 million outstanding on this loan.

ICG Revolving Promissory Note

On April 9, 2020, the Company entered into an unsecured revolving line of credit promissory note whereby ICG agreed to provide the Company with a $1.0 million revolving credit facility (the “ICG Revolver”). The ICG Revolver bears interest at 10.0% per annum and provides for the payment of interest monthly in arrears and matures April 2023. As of December 31, 2021, the Company has not drawn on the revolving promissory note.

Transactions with JanOne Inc.

Lease agreement

Customer Connexx LLC, a wholly-owned subsidiary of JanOne Inc. (“JanOne”), rents approximately 9,900 square feet of office space from the Company at its Las Vegas office which totals 16,500 square feet. JanOne paid the Company $55,000 and $35,000 in rent and other reimbursed expenses for the three months ended December 31, 2021 and 2020, respectively. Tony Isaac is the President and Board of Directors member, of JanOne.

Note payable

On December 30, 2017, Appliance Smart Holdings ("ASH") entered into the Agreement with the Seller and ApplianceSmart, a subsidiary of the Seller. Pursuant to the Agreement, ASH purchased from the Seller all of the issued and outstanding shares of capital stock of ApplianceSmart in exchange for the Purchase Price. ASH was required to deliver the Purchase Price, and a portion of the Purchase Price was delivered, to the Seller prior to March 31, 2018. Between March 31, 2018 and April 24, 2018, ASH and the Seller negotiated in good faith the method of payment of the remaining outstanding balance of the Purchase Price.

On April 25, 2018, ASH delivered to the Seller the ApplianceSmart Note in the Original Principal Amount, as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on the Maturity Date. The ApplianceSmart Note bears interest at 5% per annum with interest payable monthly in arrears. Ten percent of the outstanding principal amount will be repaid annually on a quarterly basis, with the accrued and unpaid principal due on the Maturity Date. ApplianceSmart has agreed to guaranty repayment of the ApplianceSmart Note. The remaining approximately $2.6 million of the Purchase Price was paid in cash by ASH to the Seller. ASH may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal Amount. As of December 31, 2021, there was approximately $2.8 million outstanding on the ApplianceSmart Note, which is included within the debtor-in-possession liabilities in the accompanying condensed consolidated balance sheets.

On December 26, 2018, ASH and the Seller amended and restated the ApplianceSmart Note to, among other things, grant the Seller a security interest in the assets of ASH and ApplianceSmart in accordance with the terms of separate security agreements entered into between ASH and ApplianceSmart, respectively, and the Seller.

As stated in Note 14 below, on December 9, 2019, ApplianceSmart filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code. See Note 11 for a complete discussion. As part of ApplianceSmart’s reorganization plan, ApplianceSmart agreed to deliver to JanOne a payment of twenty-five thousand dollars as settlement of its debt. That payment was made to JanOne in January of 2022.

Transactions with Vintage Stock CEO

Note Payable to the Sellers of Vintage Stock

In connection with the purchase of Vintage Stock, on November 3, 2016, Vintage Stock Affiliated Holdings, LLC ("VSAH") and Vintage Stock entered into a seller financed mezzanine loan in the amount of $10.0 million with the previous owners of Vintage Stock. The Company executed a promissory note (the “Sellers Subordinated Acquisition Note”), which bears interest at 8% per annum, with interest payable monthly in arrears. The Sellers Subordinated Acquisition Note, as amended, has a maturity date of September 23, 2023. As of December 31, 2021, the amount owed was $2.0 million.

Spriggs Promissory Note

On July 10, 2020, the Company executed a promissory note (the “Spriggs Promissory Note”) in favor of Spriggs Investments LLC (“Spriggs Investments”), a limited liability company whose sole member is Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, Inc., a wholly-owned subsidiary of the Company, that memorializes a loan by Spriggs Investments to the Company in the initial principal amount of $2.0 million (the “Spriggs Loan”). The Spriggs Loan matures on July 10, 2022 and bears simple interest at a rate of 10.0% per annum. As of December 31, 2021, the amount owed was $2.0 million.

Note 14: Commitments and Contingencies

Litigation

SEC Investigation

On February 21, 2018, the Company received a subpoena from the SEC and a letter from the SEC stating that it is conducting an investigation. The subpoena requested documents and information concerning, among other things, the restatement of the Company’s financial statements for the quarterly periods ended December 31, 2016, March 31, 2017, and June 30, 2017, the acquisition of Marquis Industries, Inc., Vintage Stock, Inc., and ApplianceSmart, Inc., and the change in auditors. On August 12, 2020, three of the Company’s corporate executive officers (together, the “Executives”) each received a “Wells Notice” from the staff of the SEC relating to the Company’s SEC investigation. On October 7, 2020, the Company received a “Wells Notice” from the staff of the SEC relating to the Company’s previously-disclosed SEC investigation. The Wells Notices relate to, among other things, the Company’s reporting of its financial performance for its fiscal year ended September 30, 2016, certain disclosures related to executive compensation, and its previous acquisition of ApplianceSmart. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. The Wells Notices informed the Company and the Executives that the SEC Staff has made a preliminary determination to recommend that the SEC file an enforcement action against the Company and each of the Executives to allege certain violations of the federal securities laws. The Company and the Executives maintain that their actions were appropriate, and are vigorously defending against any and all allegations brought forth.

On October 1, 2018, the Company received a letter from the SEC requesting information regarding a potential violation of Section 13(a) of the Securities Exchange Act of 1934, based upon the timing of the Company’s Form 8-K filed on February 14, 2018. The Company cooperated fully with the SEC inquiry and provided a response to the SEC on October 26, 2018.

On August 2, 2021, the SEC filed a civil complaint (the “SEC Complaint”) in the United States District Court for the District of Nevada naming the Company.

The SEC Complaint alleges financial, disclosure and reporting violations against the Company under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5. The SEC Complaint also alleges various claims against certain executive officers under Sections 13(a), 13(b)(2)(A), 13(b)(2)(B) and 13(b)(5) of the Exchange Act and Rules 12b-20, 13a-1, 13a-13, 13a-14, 13b2-1, and 13b2-2. The SEC seeks permanent injunctions and civil penalties against the Company. The foregoing is only a general summary of the SEC Complaint, which may be accessed on the SEC’s website at https://www.sec.gov/litigation/litreleases/2021/lr25155.htm.

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

ApplianceSmart Bankruptcy and Other ApplianceSmart Related Litigation Matters

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

ApplianceSmart’s balance sheets are shown below (in 000's). The debtor in possession assets and liabilities are primarily related to assets and liabilities incurred pre-petition and are subject to compromise.

	December 31, 2021	September 30, 2021
	(Unaudited)
Assets
Cash	$55	$74
Trade receivables, net	29	—
Inventories, net	29	106
Prepaid expenses and other current assets	30	—
Total debtor in possession assets	143	180
Right of use asset - operating leases	582	612
Other	—	7
Total assets	$725	$799
Liabilities and Stockholders' Deficit
Liabilities:
Accounts payable	$5,396	$5,435
Accrued liabilities	2,962	2,874
Notes payable related parties, including current portion	2,826	2,826
Total debtor in possession liabilities	11,184	11,135
Accounts payable	45	140
Accrued liabilities	476	619
Lease obligation - operating leases	612	640
Taxes payable	878	870
Total liabilities	13,195	13,404
Stockholders' equity:
Intercompany	2,870	2,496
Accumulated deficit	(15,340)	(15,101)
Total stockholders' deficit	(12,470)	(12,605)
Total liabilities and stockholders' deficit	$725	$799

ApplianceSmart’s statements of operations for the three months ended December 31, 2021 and 2020 are shown below (in 000's):

	Three months ended December 31, 2021 (unaudited)	Three months ended December 31, 2020 (unaudited)
Revenues	$96	$296
Cost of revenues	106	165
Gross profit	(10)	131

Operating expenses:
General and administrative expenses	219	208
Total operating expenses	219	208
Operating income	(229)	(77)
Other (expense) income:
Interest expense, net	—	(46)
Accounts payable settlement	(10)	44
Other income (expense)	—	279
Total other (expense) income, net	(10)	277
Income before provision for income taxes	$(239)	$200

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

Warranties

During 2019, the Company became the principal for certain extended warranties, as a result, warranty reserves are included in accrued liabilities in our consolidated balance sheet. The following table summarizes the warranty reserve activity for the three months ended December 31, 2021:

Beginning balance, September 30, 2021	$105
Warranties issued/accrued	—
Warranty settlements	(25)
Ending balance, December 31, 2021	$80

Note 15: Segment Reporting

The Company operates in three operating segments which are characterized as: (1) Retail, (2) Flooring Manufacturing, and (3) Steel Manufacturing. The Retail segment consists of Vintage Stock and ApplianceSmart, the Flooring Manufacturing Segment consists of Marquis, and the Steel Manufacturing Segment consists of Precision Marshall.

The following tables summarize segment information (in 000's):

	For the Three Months Ended December 31,
	2021	2020
Revenues
Retail	$26,211	$22,370
Flooring Manufacturing	32,872	30,222
Steel Manufacturing	12,366	9,735
Corporate & Other	3,709	127
Total revenues	$75,158	$62,454

Gross profit
Retail	$13,390	$12,047
Flooring Manufacturing	9,029	8,325
Steel Manufacturing	3,615	1,776
Corporate & Other	1,582	121
Total gross profit	$27,616	$22,269

Operating income (loss)
Retail	$4,810	$4,493
Flooring Manufacturing	4,608	4,150
Steel Manufacturing	1,654	144
Corporate & Other	(665)	(1,496)
Total opertaing income	$10,407	$7,291

Depreciation and amortization
Retail	$340	$347
Flooring Manufacturing	779	965
Steel Manufacturing	234	393
Corporate & Other	196	9
Total depreciation and amortization	$1,549	$1,714

Interest expenses
Retail	$152	$660
Flooring Manufacturing	431	410
Steel Manufacturing	298	268
Corporate & Other	136	132
Total interest expenses	$1,017	$1,470

Net income (loss) before provision for income taxes
Retail	$4,700	$4,173
Flooring Manufacturing	4,045	3,722
Steel Manufacturing	1,313	(164)
Corporate & Other	(552)	(1,002)
Total net income before provision for income taxes	$9,506	$6,729

Note 16: Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to disclosures in its condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended December 31, 2021, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (the “2021 Form 10-K”).

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

Forward-looking statements involve risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results, future performance and capital requirements and cause them to materially differ from those contained in the forward-looking statements include those identified in our 2021 Form 10-K under Item 1A “Risk Factors” and Part II, Item 1A. "Risk Factors" below, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Retail Segment

Our Retail Segment is composed of Vintage Stock, Inc. ("Vintage Stock") and ApplianceSmart, Inc. ("ApplianceSmart").

Vintage Stock

Vintage Stock Holdings LLC, Vintage Stock, V-Stock, Movie Trading Company and EntertainMart (collectively, “Vintage Stock”) is an award-winning specialty entertainment retailer that offers a large selection of entertainment products, including new and pre-owned movies, video games and music products, as well as ancillary products, such as books, comics, toys and collectibles, in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells and trades new and pre-owned movies, music, video games, electronics and collectibles through 66 retail locations strategically positioned across Arkansas, Colorado, Idaho, Illinois, Kansas, Missouri, Nebraska, New Mexico, Oklahoma, Texas, and Utah.

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

At December 31, 2021, ApplianceSmart operated one store in Ohio. ApplianceSmart is a household appliance retailer with two product categories: one consisting of typical and commonly available, innovative appliances, and the other consisting of affordable value-priced, niche offerings such as close-outs, factory overruns, discontinued models, and special-buy appliances, including open box merchandise and others.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with GAAP. Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant and material impact on amounts reported in these financial statements. Estimates and assumptions are based on management's experience and other information available prior to the issuance of our financial statements. Our actual realized results may differ materially from management’s initial estimates as reported. Our significant accounting policies include Trade and Other Receivables, Inventories, Goodwill, Revenue Recognition, Fair Value Measurements, Stock Based Compensation, Income Taxes, Segment Reporting and Concentrations of Credit Risk. For a summary of our significant accounting policies and the means by which we develop estimates thereon, see Part II, Item 8 – Financial Statements - Notes to unaudited condensed consolidated financial statements Note 2 – summary of significant accounting policies in our 10-K report as filed on December 28, 2021.

Adjusted EBITDA

We evaluate the performance of our operations based on financial measures such as revenue and “Adjusted EBITDA.” Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization, stock-based compensation, and other non-cash or nonrecurring charges. We believe that Adjusted EBITDA is an important indicator of the operational strength and performance of the business, including the business’ ability to fund acquisitions and other capital expenditures, and to service its debt. Additionally, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance. Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate a company's financial performance, subject to certain adjustments. Adjusted EBITDA does not represent cash flows from operations, as defined by GAAP, and should not be construed as an alternative to net income or loss and is indicative neither of our results of operations, nor of cash flows available to fund all of our cash needs. It is, however, a measurement that the Company believes is useful to investors in analyzing its operating performance. Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities, and other measures of financial performance prepared in accordance with GAAP. Adjusted EBITDA is a non-GAAP financial measure. As companies often define non-GAAP financial measures differently, Adjusted EBITDA, as calculated by Live Ventures, Incorporated, should not be compared to any similarly titled measures reported by other companies.

Results of Operations Three Months Ended December 31, 2021 and 2020

The following table sets forth certain statement of income items and as a percentage of revenue, for the three months ended December 31, 2021 and 2020 (in 000's):

	For the Three Months Ended December 31, 2021		For the Three Months Ended December 31, 2020
		% of Total Revenue		% of Total Revenue
Statement of Income Data:
Revenues	$75,158	100.0%	$62,454	100.0%
Cost of revenues	47,542	63.3%	40,185	64.3%
Gross profit	27,616	36.7%	22,269	35.7%
General and administrative expenses	14,157	18.8%	12,279	19.7%
Sales and marketing expenses	3,052	4.1%	2,699	4.3%
Operating income	10,407	13.8%	7,291	11.7%
Interest expense, net	(1,017)	(1.4)%	(1,470)	(2.4)%
Gain on disposal of fixed assets	—	0.0%	129	0.2%
Other income	116	0.2%	779	1.2%
Income before provision for income taxes	9,506	12.6%	6,729	10.8%
Provision for income taxes	2,960	3.9%	1,450	2.3%
Net income	$6,546	8.7%	$5,279	8.5%

Adjusted EBITDA (a)
Retail business	$5,202		$5,182
Flooring Manufacturing business	5,255		5,098
Steel Manufacturing business	1,844		497
Corporate & Other	(199)		(847)
Total Adjusted EBITDA	$12,102		$9,930

Adjusted EBITDA as a percentage of revenue
Retail business	19.8%		23.2%
Flooring Manufacturing business	16.0%		16.9%
Steel Manufacturing business	14.9%		5.1%
Corporate & Other	-5.4%		-664.0%
Consolidated adjusted EBITDA as a percentage of revenue	16.1%		15.9%

(a) See reconciliation of net income to Adjusted EBITDA below.

The following table sets forth revenues by segment (in 000's):

	For the Three Months Ended December 31, 2021		For the Three Months Ended December 31, 2020
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Revenue
Retail
Movies, Music, Games and Other	$26,115	34.7%	$22,074	35.3%
Appliances	96	0.1%	296	0.5%
Flooring Manufacturing	32,872	43.7%	30,222	48.4%
Steel Manufacturing	12,366	16.5%	9,735	15.6%
Corporate & Other	3,709	4.9%	127	0.2%
Total Revenue	$75,158	100.0%	$62,454	100.0%

The following table sets forth gross profit earned by segment and gross profit as a percentage of total revenue for each segment (in 000's):

	For the Three Months Ended December 31, 2021		For the Three Months Ended December 31, 2020
	Gross Profit	Gross Profit % of Total Revenue	Gross Profit	Gross Profit % of Total Revenue
Gross Profit
Retail
Movies, Music, Games and Other	$13,400	17.8%	$11,916	19.1%
Appliances	(10)	0.0%	131	0.2%
Flooring Manufacturing	9,029	12.0%	8,325	13.3%
Steel Manufacturing	3,615	4.8%	1,776	2.8%
Corporate & Other	1,582	2.1%	121	0.2%
Total Gross Profit	$27,616	36.7%	$22,269	35.7%

Revenue

Revenue increased approximately $12.7 million, or 20%, to $75.2 million for the three months ended December 31, 2021, as compared to the corresponding prior year period. The increase is primarily attributable to the increased revenue in the Retail Segment of $3.8 million and the consolidation of SW Financial in 2021 resulting in an increase of $3.6 million as compared to the prior year period. The increase in the retail segment was primarily due to increased retail pricing and the opening of three new stores during the three months ended December 31, 2021. Also contributing to the increase in revenue, were increases in the Flooring Manufacturing segment of $2.7 million and Steel Manufacturing Segment of $2.6 million. These increases were primarily attributable to increased sales pricing and increased demand.

Cost of Revenue

Cost of revenue increased by 18% to approximately $47.5 million for the three months ended December 31, 2021 as compared to approximately $40.2 million for the three months ended December 31, 2020. The increase is primarily attributable to the increases in revenues.

General and Administrative Expense

General and Administrative expenses increased by 15% to approximately $14.2 million for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020 primarily due to increases in employee compensation and related costs.

Selling and Marketing Expense

Selling and marketing expense increased by 13% to approximately $3.1 million for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, primarily due to increased compensation associated with the Marquis sales force.

Interest Expense, net

Interest expense, net decreased by 31% for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, primarily due to a decrease in certain interest rates and the continued efforts to repay certain debt obligations.

Results of Operations by Segment

	For the Three Months Ended December 31, 2021					For the Three Months Ended December 31, 2020
	Retail	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total	Retail	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total
Revenue	$26,211	$32,872	$12,366	$3,709	$75,158	$22,370	$30,222	$9,735	$127	$62,454
Cost of Revenue	12,821	23,843	8,751	2,127	47,542	10,323	21,897	7,959	6	40,185
Gross Profit	13,390	9,029	3,615	1,582	27,616	12,047	8,325	1,776	121	22,269
General and Administrative Expense	8,454	1,639	1,821	2,243	14,157	7,420	1,941	1,527	1,391	12,279
Selling and Marketing Expense	126	2,782	140	4	3,052	134	2,234	105	226	2,699
Operating Income (Loss)	$4,810	$4,608	$1,654	$(665)	$10,407	$4,493	$4,150	$144	$(1,496)	$7,291

Retail Segment

Segment results for Retail include Vintage Stock and ApplianceSmart. Revenue for the three months ended December 31, 2021 increased by approximately $4.0 million, or 17%, as compared to the prior year, primarily due to increased retail pricing and additional locations added at Vintage Stock, offset by decreasing sales by ApplianceSmart, primarily due to decreases in sales resulting from increased competition. Retail price increases were primarily due to higher product costs relating to inflationary pressures that were passed on to customers. Cost of revenue increased proportionately with the increase in revenue. Operating income for the three months ended December 31, 2021 was approximately $4.8 million, as compared to operating income of approximately $4.5 million for the prior year period.

Flooring Manufacturing Segment

Segment results for Flooring Manufacturing includes Marquis. Revenue for the three months ended December 31, 2021 increased by approximately $2.7 million, or 9%, as compared to the prior year period, primarily due to greater demand for various grades of flooring, as well increases in sales prices. The shift in demand in flooring grades was generally toward higher priced product. Sales price increases were primarily due to higher product costs relating to inflationary pressures that were passed on to customers. Cost of revenue for the three months ended December 31, 2021 increased proportionately with revenue, as compared to the prior year period. Operating income for the three months ended December 31, 2021 was approximately $4.6 million, as compared to operating income of approximately $4.2 million for the prior year period.

Steel Manufacturing Segment

Segment results for Steel Manufacturing includes Precision Marshall. Revenue for the three months ended December 31, 2021 increased by $2.6 million, or 27%, as compared to the prior year period, primarily due to increased sales prices resulting from rising costs. Cost of revenue for the three months ended December 31, 2021 decreased, as compared to the prior year period, as a percentage of sales due to improved manufacturing efficiencies and increased revenue due to price increases. Operating income for the three months ended December 31, 2021 was approximately $1.7 million, as compared to operating income of approximately $144,000 in the prior period. The increase in operating income is primarily due to an increase in gross profit.

Corporate and Other Segment

Segment results for Corporate and Other includes our directory services business and our investment in SW Financial. Revenues for the three months ended December 31, 2021 increased by $3.6 million primarily due to the addition of SW Financial as a VIE during fiscal 2021. Cost of revenue for the three months ended December 31, 2021 increased proportionately with revenue for the reason stated. Operating loss for the three months ended December 31, 2021 was approximately ($665,000), as compared to a loss of approximately ($1.5 million) in the prior period. Revenues and operating income for our directory services business continue to decline due to decreasing renewals. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business. We anticipate revenues from our investment in SW Financial to trend upward in the future.

Adjusted EBITDA Reconciliation

The following table presents a reconciliation of Adjusted EBITDA from net income (in 000's):

	For the Three Months Ended
	December 31, 2021	December 31, 2020
Net income	$6,546	$5,279
Depreciation and amortization	1,549	1,714
Stock-based compensation	18	17
Interest expense, net	1,017	1,470
Income tax expense	2,960	1,450
Other	12	—
Adjusted EBITDA	$12,102	$9,930

Liquidity and Capital Resources

As of December 31, 2021, we had total cash on hand of approximately $10.0 million and approximately $28.8 million of available borrowing under our revolving credit facilities. As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

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

Working Capital

We had working capital of approximately $42.5 million as of December 31, 2021, as compared to working capital of approximately $33.8 million as of September 30, 2021.

Cash Flows from Operating Activities

The Company’s cash, as of December 31, 2021, was approximately $10 million compared to approximately $4.7 million as of September 30, 2021, an increase of approximately $5.3 million. Net cash provided by operations was approximately $4.2 million for the three months ended December 31, 2021 as compared to net cash provided by operations of approximately $7.7 million for the three months ended December 31, 2020. The decrease was primarily due to purchases of inventory, as well as payments on accrued liabilities.

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

Cash Flows from Investing Activities

Our cash flows used in investing activities of approximately $3.1 million for the three months ended December 31, 2021 consisted of purchases of property and equipment. Our cash flows used in investing activities of approximately $3.3 million for the three months ended December 31, 2020 consisted primarily of purchases of property and equipment.

Cash Flows from Financing Activities

Our cash flows provided by financing activities of approximately $4.2 million during the three months ended December 31, 2021 consisted of net proceeds from notes payable of approximately $5.5 million, and approximately $2.0 million in net payments under revolver loans, partially offset by payments of notes payable and financing leases of approximately $3.4 million.

Our cash flows used in financing activities of approximately $6.2 million during the three months ended December 31, 2020 consisted of payments on notes payable of approximately $4.7 million, and approximately $3.3 million net payments under revolver loans, partially offset by the issuance of notes payable of approximately $2.1 million associated with the acquisition of a facility by Marquis, and purchases of treasury stock in the amount of $383,000.

Currently, we are not issuing common shares for liquidity purposes. We prefer to use asset-based lending arrangements and mezzanine financing together with Company provided capital to finance acquisitions and have done so historically. Occasionally, as our Company history has demonstrated, we will issue stock and derivative instruments linked to stock for services and/or debt settlement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2021, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure due to material weaknesses in internal control over financial reporting further described below.

Despite the identified material weaknesses, management concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP. Frazier & Deeter, LLC, the Company’s independent registered public accounting firm, has issued an unqualified opinion on our consolidated financial statements as of and for the year ended September 30, 2021. They were not engaged to perform, and did not perform, an audit of internal control over financial reporting. These material weaknesses have no impact on our consolidated financial statements in prior years.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal controls over financial reporting were ineffective as of December 31, 2021. Management noted the following deficiencies that management believes to be material weaknesses:

•
The Company does not have sufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act;
•
Management has not established appropriate and rigorous procedures for evaluating internal controls over financial reporting for all of its subsidiaries; and
•
Management does not have sufficient resources to maintain adequate segregation of duties and maintain its internal control environment

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

A material weakness (within the meaning of PCAOB Auditing Standard No. 2201) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A ""significant deficiency" is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Please refer to "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended September 30, 2021 for information regarding material pending legal proceedings. Except as set forth therein and below, there have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.

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

On August 2, 2021, the SEC filed a civil complaint (the “SEC Complaint”) in the United States District Court for the District of Nevada naming the Company and two of its executive officers as defendants (collectively, the "Defendants"). The SEC Complaint alleges various financial, disclosure, and reporting violations related to income and earnings per share, purported undisclosed stock promotion and trading, and undisclosed executive compensation from 2016 through 2018. The violations are brought under Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5; Sections 13(a), 13(b)(2)(B) and 13(b)(5) of the Exchange Act and Rules 12b-20, 13a-1, 13a-14, 13a-13, 13b2-1, 13b2-2; Section 14(a) of the Exchange Act and Rule 14a-3; and Section 17(a) of the Securities Act of 1933. The SEC seeks permanent injunctions against the Defendants, officer-and-director bars, disgorgement of profits, and civil penalties. The foregoing is only a general summary of the SEC Complaint, which may be accessed on the SEC’s website at https://www.sec.gov/litigation/litreleases/2021/lr25155.htm.

The Company continues to assert that the SEC’s pursuit of this matter will not result in any benefit to investors and instead will only serve as a distraction from its core business activities. On October 1, 2021, the Company, filed a motion with the court to dismiss the complaint. The SEC filed its response opposing the motion on November 1, 2021. The defendants filed their reply responses to the SEC’s opposition on November 15, 2021. The motions to dismiss are now under submission and the court has not yet scheduled a hearing date. Pursuant to the automatic stay of proceedings under the Private Securities Litigation Reform Act, all discovery has been stayed pending the motions to dismiss.

The Defendants strongly dispute and deny the allegations and intend to continue to defend themselves vigorously against the claims.

ApplianceSmart Bankruptcy and Other ApplianceSmart Litigation Matters

As stated in Item 2 and Note 14 above, on December 9, 2019, ApplianceSmart filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of the Bankruptcy Code. On December 14, 2021, a hearing was held to confirm ApplianceSmart’s plan for reorganization (the “Plan”). A final decree is expected upon the full satisfaction of the Plan, at which time ApplianceSmart will emerge from Chapter 11.

ITEM 1A. Risk Factors

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of funds

On February 20, 2018, the Company announced a $10 million common stock repurchase program. The Company did not repurchase any common stock under this program during the quarter ended December 31, 2021. As of December 31, 2021, the Company has approximately $6.8 million available for repurchases under this program.

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

Live Ventures Incorporated

Dated: February 10, 2022	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 10, 2022	/s/ David Verret
Chief Accounting Officer
(Principal Financial Officer)