Form 10-Q
period 2022-03-31
LIVE VENTURES Inc
filed 2022-05-11
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

The number of shares of the issuer’s common stock, par value $0.001 per share, outstanding as of May 6, 2022 was 3,095,616.

INDEX TO FORM 10-Q FILING

FOR THE SIX MONTHS ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	March 31, 2022	September 30, 2021
	(Unaudited)
Assets
Cash	$6,190	$4,664
Trade receivables, net of allowance for doubtful accounts of approximately $34,000 at March 31, 2022 and $61,000 at September 30, 2021	22,204	21,559
Inventories, net of reserves of approximately $1.7 million at March 31, 2022, and approximately $1.8 million at September 30, 2021	79,364	70,747
Prepaid expenses and other current assets	2,064	1,640
Debtor in possession assets	—	180
Total current assets	109,822	98,790
Property and equipment, net of accumulated depreciation of approximately $23.1 million at March 31, 2022, and approximately $20.6 million at September 30, 2021	40,585	35,632
Right of use asset - operating leases	28,415	30,466
Deposits and other assets	798	682
Intangible assets, net of accumulated amortization of approximately $2.7 million at March 31, 2022, and approximately $2.2 million at September 30, 2021	4,201	4,697
Goodwill	41,471	41,471
Total assets	$225,292	$211,738
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$14,597	$10,644
Accrued liabilities	12,117	17,048
Income taxes payable	728	876
Current portion of lease obligations - operating leases	7,311	7,202
Current portion of long-term debt	20,032	16,055
Current portion of notes payable related parties	2,000	2,000
Debtor-in-possession liabilities	—	11,135
Total current liabilities	56,785	64,960
Long-term debt, net of current portion	39,359	37,559
Lease obligation long term - operating leases	27,158	29,343
Notes payable related parties, net of current portion	2,000	2,000
Deferred taxes	5,053	2,796
Total liabilities	130,355	136,658
Commitments and contingencies
Stockholders' equity:
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 and 315,790 shares issued and outstanding at March 31, 2022 and September 30, 2021, respectively	—	—
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 47,840 shares issued and outstanding at March 31, 2022 and September 30, 2021, respectively, with a liquidation preference of $0.30 per share outstanding	—	—
Common stock, $0.001 par value, 10,000,000 shares authorized, 3,095,616 and 1,582,334 shares issued and outstanding at March 31, 2022 and September 30, 2021, respectively	2	2
Paid in capital	65,321	65,284
Treasury stock common 600,188 shares as of March 31, 2022 and 534,520 shares as of September 30, 2021, respectively	(6,603)	(4,519)
Treasury stock Series E preferred 50,000 shares as of March 31, 2022 and of September 30, 2021, respectively	(7)	(7)
Retained earnings	36,672	14,768
Equity attributable to Live stockholders	95,385	75,528
Non-controlling interest	(448)	(448)
Total stockholders' equity	94,937	75,080
Total liabilities and stockholders' equity	$225,292	$211,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(dollars in thousands, except per share)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Revenue	$69,706	$70,890	$144,864	$133,344
Cost of revenue	44,753	44,400	92,295	84,585
Gross profit	24,953	26,490	52,569	48,759

Operating expenses:
General and administrative expenses	13,154	12,565	27,311	24,844
Sales and marketing expenses	3,350	2,800	6,402	5,499
Total operating expenses	16,504	15,365	33,713	30,343
Operating income	8,449	11,125	18,856	18,416
Other income (expense):
Interest expense, net	(858)	(1,649)	(1,875)	(3,119)
Gain on Payroll Protection Program loan forgiveness	—	1,382	—	1,382
Loss on debt extinguishment	(363)	—	(363)	—
Loss on disposal of fixed assets	(1)	—	(1)	—
Gain on bankruptcy settlement	11,362	1,115	11,352	1,115
Other income (expense)	292	(50)	418	858
Total other income, net	10,432	798	9,531	236
Income before provision for income taxes	18,881	11,923	28,387	18,652
Provision for income taxes	3,523	3,228	6,483	4,678
Net income	15,358	8,695	21,904	13,974
Net income attributable to non-controlling interest	—	39	—	173
Net income attributable to Live stockholders	$15,358	$8,734	$21,904	$14,147

Income per share:
Basic	$4.90	$5.62	$6.96	$9.22
Diluted	$4.84	$2.66	$6.87	$4.34

Weighted average common shares outstanding:
Basic	3,134,540	1,555,175	3,148,059	1,534,287
Diluted	3,172,881	3,284,133	3,187,124	3,263,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	For the Six Months Ended March 31,
	2022	2021
Operating Activities:
Net income	$21,904	$13,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,045	3,420
Gain or loss on disposal of property and equipment	1	(23)
Gain on Payroll Protection Program loan forgiveness	—	(1,382)
Gain on bankruptcy settlement	(11,501)	(1,115)
Amortization of debt issuance cost	(112)	612
Stock based compensation expense	37	287
Amortization of right-of-use assets	55	125
Change in reserve for uncollectible accounts	27	658
Change in reserve for obsolete inventory	146	964
Changes in assets and liabilities:
Trade receivables	(698)	(2,499)
Inventories	(8,658)	1,935
Income taxes payable/receivable	(148)	2,763
Prepaid expenses and other current assets	(422)	529
Change in deferred income taxes	2,257	1,334
Deposits and other assets	(116)	(235)
Accounts payable	3,911	2,594
Accrued liabilities	(4,500)	(2,882)
Change in other	23	(148)
Net cash provided by operating activities	5,251	20,911

Investing Activities:
Purchase of property and equipment	(7,503)	(5,469)
Net cash used in investing activities	(7,503)	(5,469)

Financing Activities:
Net borrowings (payments) under revolver loans	4,887	(4,554)
Proceeds from issuance of notes payable	9,000	2,258
Purchase of common treasury stock	(2,084)	(383)
Payments on related party notes payable	—	(2,000)
Debtor-in-possession cash	75	112
Payments on financing leases	(80)	—
Payments on notes payable	(8,020)	(7,931)
Net cash provided by (used in) financing activities	3,778	(12,498)

Increase in cash	1,526	2,944
Cash, beginning of period	4,664	8,984
Cash, end of period	$6,190	$11,928

Supplemental cash flow disclosures:
Interest paid	$1,823	$2,516
Income taxes paid	$4,458	$369

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(dollars in thousands)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Equity
Balance, September 30, 2021	315,790	$—	47,840	$—	1,582,334	$2	$65,284	$(7)	$(4,519)	$14,768	$(448)	$75,080
Stock based compensation	—	—	—	—	—	—	18	—	—	—	—	18
Net income	—	—	—	—	—	—	—	—	—	6,546	—	6,546
Balance, December 31, 2021	315,790	—	47,840	—	1,582,334	2	65,302	(7)	(4,519)	21,314	(448)	81,644
Stock based compensation	—	—	—	—	—	—	19	—	—	—	—	19
Purchase of common treasury stock	—	—	—	—	(65,668)	—	—	—	(2,084)	—	—	(2,084)
Conversion of Series B preferred stock	(315,790)	—	—	—	1,578,950	—	—	—	—	—		—
Net income	—	—	—	—	—	—	—	—	—	15,358	—	15,358
Balance, March 31, 2022	—	$—	47,840	$—	3,095,616	$2	$65,321	$(7)	$(6,603)	$36,672	$(448)	$94,937

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total Equity
Balance, September 30, 2020	214,244	$—	47,840	$—	1,589,101	$2	$64,472	$(7)	$(4,098)	$(16,429)	$(268)	$43,672
Stock based compensation	—	—	—	—	—	—	17	—	—	—		17
Warrant exercise	101,546	—	—	—	—	—	—	—	—	—		—
Purchase of common treasury stock	—	—	—	—	(33,926)	—	—	—	(383)	—		(383)
Net income	—	—	—	—	—	—	—	—	—	5,413	(134)	5,279
Balance, December 31, 2020	315,790	—	47,840	—	1,555,175	2	64,489	(7)	(4,481)	(11,016)	(402)	48,585
Stock based compensation	—	—	—	—	—	—	270	—	—	—		270
Net income	—	—	—	—	—	—	—	—	—	8,734	(39)	8,695
Balance, March 31, 2021	315,790	$—	47,840	$—	1,555,175	$2	$64,759	$(7)	$(4,481)	$(2,282)	$(441)	$57,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2022 AND 2021

(dollars in thousands, except per share)

Note 1: Background and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Live Ventures Incorporated, a Nevada corporation, and its subsidiaries (collectively, “Live Ventures” or the “Company”). Live Ventures is a diversified holding company with a strategic focus on value-oriented acquisitions of domestic middle-market companies. The Company has four operating segments: Retail, Flooring Manufacturing, Steel Manufacturing, and Corporate and Other. The Retail segment includes (i) Vintage Stock, Inc. (“Vintage Stock”), which is engaged in the retail sale of new and used movies, music, collectibles, comics, books, games, game systems and components and (ii) ApplianceSmart, Inc. (“ApplianceSmart”), which is engaged in the sale of new major appliances through a retail store. The Flooring Manufacturing segment included Marquis Industries, Inc. (“Marquis”), which is engaged in the manufacture and sale of carpet and the sale of vinyl and wood floorcoverings. The Steel Manufacturing Segment includes Precision Industries, Inc. (“Precision Marshall”), which is engaged in the manufacture and sale of alloy and steel plates, ground flat stock and drill rods.

The unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for three and six months ended March 31, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2022. The financial information included in these statements should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2021 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 28, 2021 (the “2021 10-K”).

Coronavirus

The global outbreak of COVID-19 (Coronavirus) has resulted in changes in global supply of certain products. The outbreak or pandemic has continued to create significant uncertainties. The pandemic continues to have an unprecedented impact on the U.S. economy as federal, state, and local governments react to this public health crisis. These significant uncertainties and unprecedented impacts include, but are not limited to, an adverse effect on the economy; the Company’s supply chain partners; its employees and customers; customer sentiment in general; and traffic within shopping centers, and, where applicable, malls, containing its stores. As the pandemic continues, consumer fear about becoming ill, as well as recommendations or mandates from federal, state, and local authorities to avoid large gatherings of people or self-quarantine, are continuing to increase; this has already affected, and may continue to affect, traffic to the stores. For example, by March 31, 2020, Vintage Stock had closed all of its retail locations in response to the crisis. Beginning May 1, 2020, Vintage Stock began to reopen certain locations in compliance with government regulations. By June 30, 2020, all Vintage Stock retail locations had reopened, while maintaining compliance with government mandates. The Company is unable to predict if additional periods of store closures for Vintage Stock will be needed or mandated. For the Company’s other segments, during March and April 2020, Marquis conducted rolling layoffs for certain employees; however, by May 2020, most employees returned to their respective locations. The continued impacts of the pandemic could materially adversely affect the near-term and long-term revenues, earnings, liquidity, and cash flows, and may require a variety of responsive actions, including but not limited to, employee furloughs, reduced store hours, store closings, expense reductions or discounting of pricing of products—all in an effort to mitigate such impacts. The extent of the uncertainties and impacts of the pandemic on the Company’s business and financial results will depend largely on future developments, including the duration of the pandemic within the U.S., the impact on capital and financial markets and the related impact on consumer confidence and spending—all of which are highly uncertain and cannot be predicted. This situation with the pandemic is continually changing and additional impacts of which the Company is not aware may arise.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control, and a variable interest entity (“VIE”). The Company records a non-controlling interest within stockholders’ equity for the portion of the entity’s equity attributed to the consolidated entities that are not wholly owned. All intercompany accounts and transactions have been eliminated in consolidation. These reclassifications have no material effect on the reported financial results.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates made in connection with the accompanying unaudited condensed consolidated financial statements include the estimated reserve for doubtful accounts, the estimated reserve for excess and obsolete inventory, estimated warranty reserve, estimated fair value for stock-based compensation, fair values in connection with the analysis of goodwill, other intangibles and long-lived assets for impairment, valuation allowance against deferred tax assets, and estimated useful lives for intangible assets and property and equipment.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses instead of incurred losses. It also modified the impairment model for available-for-sale debt securities and provided a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU No. 2016-13 is effective for smaller reporting companies for fiscal years beginning after December 15, 2022 and the interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of adopting this new accounting standard on its consolidated financial statements and related disclosures; however, adoption of this ASU is anticipated to have no material impact on the Company's financial statements.

In December 2019, the FASB issued ASU No. 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is part of the FASB’s overall simplification initiative and seeks to simplify the accounting for income taxes by updating certain guidance and removing certain exceptions. The updated guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. The Company implemented this update as of December 31, 2021. The adoption of this ASU had no material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04 - Reference Rate Reform (Topic 848), codified as ASC 848 (“ASC 848”). The purpose of ASC 848 is to provide optional guidance to ease the potential effects on financial reporting of the market-wide migration away from Interbank Offered Rates to alternative reference rates. ASC 848 applies only to contracts, hedging relationships, and other transactions that reference a reference rate expected to be discontinued because of reference rate reform. Effective December 31, 2021, the Secured Overnight Financing Rate (“SOFR”) replaced the USD London Interbank-Offered Rate (“LIBOR”) for most financial benchmarking. The guidance may be applied upon issuance of ASC 848 through December 31, 2022. The Company is currently assessing the impact of adopting this new accounting standard on its consolidated financial statements and related disclosures, however, adoption of this ASU is anticipated to have no material impact on the Company's financial statements.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This update provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. This update is effective for the Company’s fiscal years beginning after December 15, 2021. The Company is currently assessing the impact of adopting this new accounting standard on its consolidated financial statements and related disclosures, however, adoption of this ASU is anticipated to have no material impact on the Company's financial statements.

Note 3: Leases

The Company leases retail stores, warehouse facilities, and office space. These assets and properties are generally leased under noncancelable agreements that expire at various dates through 2040 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum—and in some cases percentage—rent, and require us to pay all insurance, taxes, and other maintenance costs. As a result, the Company recognizes assets and liabilities for all leases with lease terms greater than 12 months. The amounts that are recognized reflect the present value of remaining lease payments for all leases. The discount rate used is an estimate of the Company’s blended incremental borrowing rate, based on information available associated with each subsidiary’s debt outstanding at lease commencement. In considering the lease asset value, the Company considers fixed and variable payment terms, prepayments, and options to extend, terminate, or purchase. Renewal, termination, or purchase options only affect the lease term used for determining lease asset value if the option is reasonably certain to be exercised.

As of March 31, 2022, the weighted average remaining lease term is 8.09 years and our weighted average discount rate is 6.45%. Total cash payments for the six months ended March 31, 2022 and 2021 were approximately $4.9 million and $1.7 million, respectively. Additionally, we obtained right-of-use assets in exchange for lease liabilities of approximately $2.8 million upon commencement of operating leases during the six months ended March 31, 2022.

The following table details our right of use assets and lease liabilities as of March 31, 2022 and September 30, 2021 (in $000's):

	March 31, 2022	September 30, 2021
Right of use asset - operating leases	$28,415	$30,466
Operating lease liabilities:
Current	7,311	7,202
Long term	27,158	29,343

Total present value of future lease payments as of March 31, 2022 (in $000's):

Twelve months ended March 31,
2023	$9,353
2024	7,613
2025	5,738
2026	4,046
2027	2,881
Thereafter	14,571
Total	44,202
Less implied interest	(9,733)
Present value of payments	$34,469

During the six months ended March 31, 2022 and 2021, the Company recorded no gain or loss settlements, nor did it record impairment charges relating to any of its leases.

Note 4: Inventory

The following table details the Company's inventory as of March 31, 2022 and September 30, 2021 (in $000's):

	March 31, 2022	September 30, 2021
Inventory, net
Raw materials	$27,610	$18,604
Work in progress	6,500	12,404
Finished goods	26,513	22,584
Merchandise	20,435	18,948
	81,058	72,540
Less: Inventory reserves	(1,694)	(1,793)
Total inventory, net	$79,364	$70,747

Note 5: Property and Equipment

The following table details the Company's property and equipment as of March 31, 2022 and September 30, 2021 (in $000's):

	March 31, 2022	September 30, 2021
Property and equipment, net:
Land	$2,029	$2,029
Building and improvements	11,900	11,737
Transportation equipment	450	450
Machinery and equipment	42,235	35,284
Furnishings and fixtures	4,074	3,907
Office, computer equipment and other	3,007	2,792
	63,695	56,199
Less: Accumulated depreciation	(23,110)	(20,567)
Total property and equipment, net	$40,585	$35,632

Depreciation expense was $1.3 million and $1.6 million, respectively, for the three months ended March 31, 2022 and 2021, and $2.5 million and $3.2 million for the six months ended March 31, 2022 and 2021.

Note 6: Goodwill

The following table details the Company's goodwill as of March 31, 2022 (in $000's):

	Retail	Flooring Manufacturing	Steel Manufacturing	Corporate	Total
September 30, 2021	$36,947	$807	$—	$3,717	$41,471
Additions	—	—	—	—	—
Impairment	—	—	—	—	—
March 31, 2022	$36,947	$807	$—	$3,717	$41,471

As of March 31, 2022, the Company did not identify any triggering events that would require impairment testing.

Note 7: Accrued Liabilities

The following table details the Company's accrued liabilities as of March 31, 2022 and September 30, 2021, respectively (in $000's):

	March 31, 2022	September 30, 2021
Accrued liabilities:
Accrued payroll	$3,175	$4,765
Accrued sales and use taxes	1,196	1,692
Accrued property and other taxes	172	293
Accrued gift card and escheatment liability	1,768	1,593
Accrued interest payable	175	372
Accrued accounts payable and bank overdrafts	943	503
Accrued professional fees	2,808	4,937
Customer deposits	316	241
Accrued expenses — other	1,564	2,652
Total accrued liabilities	$12,117	$17,048

Note 8: Long-Term Debt

Long-term debt as of March 31, 2022 and September 30, 2021 consisted of the following (in $000's):

	March 31, 2022	September 30, 2021
Bank of America Revolver Loan	$3,729	$—
Encina Business Credit Revolver Loan	—	12,735
Texas Capital Bank Revolver Loan	8,594	8,794
Fifth-Third Bank Revolver	14,094	—
Fifth-Third Bank Term Loan	3,417	—
Encina Business Credit Term Loan	—	1,319
Note Payable to the Sellers of Vintage Stock	—	4,200
Note #3 Payable to Banc of America Leasing & Capital LLC	1,039	1,320
Note #4 Payable to Banc of America Leasing & Capital LLC	319	406
Note #5 Payable to Banc of America Leasing & Capital LLC	1,699	1,985
Note #6 Payable to Banc of America Leasing & Capital LLC	545	618
Note #7 Payable to Banc of America Leasing & Capital LLC	3,834	4,121
Note #8 Payable to Banc of America Leasing & Capital LLC	2,724	2,943
Note #9 Payable to Banc of America Leasing & Capital LLC	5,274	—
Note Payable to Extruded Fibers	—	700
Note Payable to the Sellers of Precision Marshall	2,500	2,500
Note Payable to Store Capital Acquisitions, LLC	9,202	9,209
Note payable to individuals, interest at 10-11% per annum, payable on a 90 day written notice, unsecured	207	207
Note payable to individual, interest at 10% per annum, payable on a 90 day written notice, unsecured	500	500
Note payable to individual, noninterest bearing, monthly payments of $19 through March 2023	306	472
Note payable to individuals, interest at 7% per annum, unsecured	198	198
Note payable RSSI/(VSSS)	130	130
Note Payable to JCM Holdings	1,746	1,833
Total notes payable	60,057	54,190
Less unamortized debt issuance costs	(666)	(576)
Net amount	59,391	53,614
Less current portion	(20,032)	(16,055)
Total long-term debt	$39,359	$37,559

Future maturities of long-term debt at March 31, 2022, are as follows which does not include related party debt separately stated (in $000's):

Twelve months ending March 31,
2023	$20,162
2024	4,161
2025	3,642
2026	2,969
2027	19,048
Thereafter	10,075
Total future maturities of long-term debt	$60,057

Bank of America Revolver Loan

On January 31, 2020, Marquis entered into an amended $25.0 million revolving credit agreement (“BofA Revolver”) with Bank of America Corporation (“BofA”). The BofA Revolver is a five-year, asset-based facility that is secured by substantially all of Marquis’ assets. Availability under the BofA Revolver is subject to a monthly borrowing base calculation. Marquis’ ability to borrow under the BofA Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with BofA. As of March 31, 2022, the outstanding balance was approximately $3.7 million.

Loans with Encina Business Credit, LLC

On July 14, 2020, Precision Marshall entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina Business Credit, LLC, as Agent (the “Agent”). The Loan Agreement provides for secured revolving loans (the “Encina Revolver Loans”) in a principal amount not to exceed the lesser of (i) $23.5 million and (ii) a borrowing base equal to the sum of (a) 85% of Precision's eligible accounts receivable, plus (b) 85% of Precision's eligible inventory, subject to an eligible inventory sublimit that begins at $14.0 million and declines to $12.0 million during the term of the Loan Agreement, minus (c) customary reserves. The Encina Revolver Loans mature on July 14, 2023. On January 20, 2022, the Precision Marshall refinanced these loans with Fifth-Third Bank (see below). The refinanced credit facility, totaling $29 million, is comprised of $23.0 million in revolving credit, $3.5 million in machinery and equipment (“M&E”) lending, and $2.5 million for capital expenditure (“Capex”) lending.

Loan with Fifth Third Bank

On January 20, 2022, Precision Marshall refinanced its Encina Business Credit loans with Fifth Third Bank (see above), and the balance outstanding was repaid. The refinanced credit facility, totaling $29 million, is comprised of $23.0 million in revolving credit, $3.5 million in M&E lending, and $2.5 million for capital Capex lending. Advances under the new credit facility will bear interest at the 30-day SOFR plus 200 basis points for lending under the revolving facility, and 30-day SOFR plus 225 basis points for M&E and Capex lending (Effective December 31, 2021, SOFR replaced the USD LIBOR for most financial benchmarking). The refinancing of the Borrower’s existing credit facility reduces interest costs and improves the availability and liquidity of funds by approximately $3.0 million at the close. The facility terminates on January 20, 2027, unless terminated earlier in accordance with its terms. As of March 31, 2022, the outstanding balance on the revolving loan was approximately $14.1 million, and the outstanding balance on the term note was approximately $3.4 million.

Texas Capital Bank Revolver Loan

On November 3, 2016, Vintage Stock entered into an amended $12.0 million credit agreement with Texas Capital Bank (“TCB Revolver”). The TCB Revolver is a five-year, asset-based facility that is secured by substantially all of Vintage Stock’s assets. Availability under the TCB Revolver is subject to a monthly borrowing base calculation. The TCB Revolver matures, as amended September 30, 2020, on November 3, 2023. As of March 31, 2022, the balance outstanding was approximately $8.6 million.

Note payable to JCM Holdings

During October 2020, Marquis purchased a manufacturing facility for $2.5 million. Marquis had previously been leasing this facility. Additionally, Marquis entered into a $2.0 million note in favor of the seller of the facility for the balance of the purchase price, which note is secured by the facility. The note bears interest at 6%, and matures in January 2030. Principal and interest payments are due monthly, and the note is fully amortized at maturity. As of March 31, 2022, the remaining principal balance was approximately $1.7 million.

Equipment Loans

On June 20, 2016 and August 5, 2016, Marquis entered into a transaction that provided for a master agreement and separate loan schedules (the “Equipment Loans”) with Banc of America Leasing & Capital, LLC that provided for the following during the six months ended March 31, 2022:

In December 2021, Marquis funded the acquisition of $5.5 million of new equipment under note #9 of its master agreement. The note, which is secured by the equipment, matures December 2026, and is payable in 60 monthly installments of $92,000 beginning January 2022, bearing interest at 3.75%.

Loan Covenant Compliance

As of March 31, 2022, the Company was in compliance with all covenants under its existing revolving and other loan agreements.

Note 9: Notes Payable, Related Parties

Long-term debt, related parties as of March 31, 2022 and September 30, 2021 consisted of the following (in $000's):

	March 31, 2022	September 30, 2021
Isaac Capital Group LLC	$2,000	$2,000
Spriggs Investments, LLC	2,000	2,000
Total notes payable - related parties	4,000	4,000
Less current portion	(2,000)	(2,000)
Total long-term portion, related parties	$2,000	$2,000

Twelve months ending March 31,
2023	$2,000
2024	—
2025	2,000
Total future maturities of long-term debt, related parties	$4,000

Note 10: Stockholders’ Equity

Series B Convertible Preferred Stock

In March 2022, the existing 315,790 shares of Series B Convertible Preferred Stock were converted into 1,578,950 common shares, in accordance with Series B Convertible Preferred Stock agreements. Of the 315,790 existing shares of Series B Convertible Preferred Stock converted, Isaac Capital Group LLC (“ICG”) held 259,902 of these shares, and converted them into 1,299,510 common shares. Jon Isaac, the Company's President and Chief Executive Officer, is the President and sole member of ICG, and, accordingly, has sole voting and dispositive power with respect to these shares. As of March 31, 2022 and September 30, 2021, there were 0 and 315,790 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

Series E Convertible Preferred Stock

As of March 31, 2022, and September 30, 2021, there was 47,840 shares of Series E Convertible Preferred Stock, issued and outstanding, respectively.

Treasury Stock

As of March 31, 2022 and September 30, 2021, the Company had 600,188 and 534,520 shares of Treasury Stock, respectively. During the six months ended March 31, 2022 and 2021, respectively, the Company purchased 65,668 and 33,926 shares of its common stock on the open market for approximately $2.1 million and approximately $400,000, respectively.

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

The following table summarizes stock option activity for the fiscal year ended September 30, 2021 and the six months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2020	119,168	$15.76	2.71	$—
Granted	7,500	40.92
Exercised	(28,668)	11.25
Forfeited	(10,500)	20.56
Outstanding at September 30, 2021	87,500	$18.81	1.78	$1,626
Exercisable at September 30, 2021	78,500	$16.29	1.72	$1,626

Outstanding at September 30, 2021	87,500	$18.81	1.78	$1,626
Granted	—	$—
Exercised	—	$—
Outstanding at March 31, 2022	87,500	$18.81	1.28	$2,193
Exercisable at March 31, 2022	82,500	$17.53	1.23	$2,144

The Company recognized compensation expense of approximately $19,000 and $270,000 during the three months ended March 31, 2022 and 2021, respectively, and approximately $37,000 and $287,000 during the six months ended March 31, 2022 and 2021, respectively, related to stock option awards granted to certain employees and officers based on the grant date fair value of the awards, and the revaluation for existing options whereby the expiration date was extended.

As of March 31, 2022, the Company had no unrecognized compensation expense associated with stock option awards.

The following table summarizes information about the Company’s non-vested shares outstanding as of March 31, 2022:

Non-vested Shares	Number of Shares	Average Grant-Date Fair Value
Non-vested at September 30, 2021	9,000	$17.57
Granted	—	$—
Vested	(4,000)	$20.74
Non-vested at March 31, 2022	5,000	$15.04

Note 12: Earnings Per Share

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

The following table presents the computation of basic and diluted net earnings per share (in $000's):

	Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Basic
Net income	$15,358	$8,734	$21,904	$14,147
Less: preferred stock dividends	—	—	—	—
Net income applicable to common stock	$15,358	$8,734	$21,904	$14,147

Weighted average common shares outstanding	3,134,540	1,555,175	3,148,059	1,534,287
Basic earnings per share	$4.90	$5.62	$6.96	$9.22

Diluted
Net income applicable to common stock	$15,358	$8,734	$21,904	$14,147
Add: preferred stock dividends	—	—	—	—
Net income applicable for diluted earnings per share	$15,358	$8,734	$21,904	$14,147

Weighted average common shares outstanding	3,134,540	1,555,175	3,148,059	1,534,287
Add: Options	38,102	87,168	38,825	87,168
Add: Series B Preferred Stock	—	1,593,950	—	1,593,950
Add: Series E Preferred Stock	239	47,840	239	47,840
Assumed weighted average common shares outstanding	3,172,881	3,284,133	3,187,124	3,263,245
Diluted earnings per share	$4.84	$2.66	$6.87	$4.34

There are 0 and 33,250 options to purchase shares of common stock that are anti-dilutive, and are not included in the six months ended March 31, 2022 and 2021, diluted earnings per share computations, respectively.

Note 13: Related Party Transactions

Transactions with Isaac Capital Fund and Capital Group LLC

As of March 31, 2022, ICG beneficially owns 48.5% of the Company’s issued and outstanding capital stock. Jon Isaac, the Company's President and Chief Executive Officer, is the President and sole member of ICG, and, accordingly, has sole voting and dispositive power with respect to these shares. Mr. Isaac also personally owns 217,177 shares of common stock and holds options to purchase up to 25,000 shares of common stock at an exercise price of $10.00 per share, all of which are currently exercisable.

ICG Term Loan

During 2015, Marquis entered into a mezzanine loan in the amount of up to $7.0 million (the “ICF Loan”) with Isaac Capital Fund I, LLC (“ICF”), a private lender whose managing member is Jon Isaac, the Company’s President and Chief Executive Officer. On July 10, 2020, (i) ICF released and discharged Marquis from all obligations under the loan, (ii) ICF assigned all of its rights and obligations under the instruments, documents, and agreements with respect to the ICF Loan to ICG, of which Jon Isaac, the Company’s President and Chief Executive Officer, is the sole member, and (iii) Live Ventures borrowed $2.0 million (the “ICG Loan”) from ICG using essentially the same documentation from the ICF Loan. There was no balance outstanding on the note as of the date of assignment. The ICG Loan matures on May 1, 2025 and bears interest at a rate of 12.5%. Interest is payable in arrears on the last day of each month, commencing July 31, 2020. As of March 31, 2022, and September 30, 2021, there was $2.0 million outstanding on this loan.

ICG Revolving Promissory Note

On April 9, 2020, the Company entered into an unsecured revolving line of credit promissory note whereby ICG agreed to provide the Company with a $1.0 million revolving credit facility (the “ICG Revolver”). The ICG Revolver bears interest at 10.0% per annum and provides for the payment of interest monthly in arrears and matures April 2023. As of March 31, 2022, the Company has not drawn on the ICG Revolver.

Transactions with JanOne Inc.

Lease agreement

Customer Connexx LLC, a wholly-owned subsidiary of JanOne Inc. (“JanOne”), rents approximately 9,900 square feet of office space from the Company at its Las Vegas office, which totals 16,500 square feet. JanOne paid the Company $75,000 and $50,000 in rent and other reimbursed expenses for three months ended March 31, 2022 and 2021 and $144,000 and $88,000 in rent and other reimbursed expenses for the six months ended March 31, 2022 and 2021, respectively. Tony Isaac is the Chief Executive Officer, President, Secretary, and a member of the Board of Directors of JanOne.

Transactions with Vintage Stock CEO

Note Payable to the Sellers of Vintage Stock

In connection with the purchase of Vintage Stock, on November 3, 2016, Vintage Stock Affiliated Holdings, LLC (“VSAH”) and Vintage Stock entered into a seller financed mezzanine loan in the amount of $10.0 million with the previous owners of Vintage Stock. The Company executed a promissory note (the “Sellers Subordinated Acquisition Note”), which bears interest at 8% per annum, with interest payable monthly in arrears. The Sellers Subordinated Acquisition Note, as amended, has a maturity date of September 23, 2023. As of March 31, 2022, the amount was fully repaid.

Spriggs Promissory Note

On July 10, 2020, the Company executed a promissory note (the “Spriggs Promissory Note”) in favor of Spriggs Investments, LLC (“Spriggs Investments”), a limited liability company whose sole member is Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, Inc., a wholly-owned subsidiary of the Company, that memorializes a loan by Spriggs Investments to the Company in the initial principal amount of $2.0 million (the “Spriggs Loan”). The Spriggs Loan matures on July 10, 2022 and bears simple interest at a rate of 10.0% per annum. As of March 31, 2022, the amount owed was $2.0 million.

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

The Company continues to assert that the SEC’s pursuit of this matter will not result in any benefit to investors and instead will only serve as a distraction from core business. On October 1, 2021, the Company, filed a motion with the court to dismiss the complaint. The SEC filed its response opposing the motions on November 1, 2021. The defendants filed their reply to the SEC’s opposition on November 15, 2021. The motions to dismiss are now under submission and the court has not yet scheduled a hearing date. Pursuant to the automatic stay of proceedings under the Private Securities Litigation Reform Act, all discovery has been stayed pending the motions to dismiss.

ApplianceSmart Bankruptcy and Other ApplianceSmart Related Litigation Matters

On Feb 28, 2022, the court approved ApplianceSmart’s plan for reorganization (the “Plan”), discharging ApplianceSmart of certain debts according to the Plan resulting in the Company recording a gain of approximately $11.4 million, which includes a write-off or adjustment of approximately $11.5 million on the settlement of debts and other liabilities, offset by payments subject to the bankruptcy that were not included as debtor-in-possession liabilities of approximately $149,000.

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

Warranties

During 2019, the Company became the principal for certain extended warranties; as a result, warranty reserves are included in accrued liabilities in our consolidated balance sheet. The following table summarizes the warranty reserve activity for the six months ended March 31, 2022:

Beginning balance, September 30, 2021	$105
Warranties issued/accrued	—
Warranty settlements	—
Ending balance, March 31, 2022	$105

Note 15: Segment Reporting

The Company operates in four operating segments which are characterized as: (1) Retail, (2) Flooring Manufacturing, (3) Steel Manufacturing, and (4) Corporate and Other. The Retail segment consists of Vintage Stock and ApplianceSmart; the Flooring Manufacturing Segment consists of Marquis; and the Steel Manufacturing Segment consists of Precision Marshall.

The following tables summarize segment information (in $000's):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Revenues
Retail	$20,741	$24,003	$46,952	$46,373
Flooring Manufacturing	32,772	32,972	65,644	63,194
Steel Manufacturing	14,027	13,793	26,393	23,528
Corporate and Other	2,166	122	5,875	249
Total revenues	$69,706	$70,890	$144,864	$133,344

Gross profit
Retail	$11,110	$12,970	$24,500	$25,017
Flooring Manufacturing	8,580	10,022	17,609	18,347
Steel Manufacturing	4,252	3,380	7,867	5,156
Corporate and Other	1,011	118	2,593	239
Total gross profit	$24,953	$26,490	$52,569	$48,759

Operating income (loss)
Retail	$3,132	$5,071	$7,942	$9,564
Flooring Manufacturing	3,875	6,011	8,483	10,161
Steel Manufacturing	2,719	1,742	4,373	1,886
Corporate and Other	(1,277)	(1,699)	(1,942)	(3,195)
Total operating income	$8,449	$11,125	$18,856	$18,416

Depreciation and amortization
Retail	$296	$391	$636	$738
Flooring Manufacturing	780	907	1,559	1,872
Steel Manufacturing	281	396	515	789
Corporate and Other	139	11	335	21
Total depreciation and amortization	$1,496	$1,705	$3,045	$3,420

Interest expenses
Retail	$84	$582	$236	$1,242
Flooring Manufacturing	462	648	893	1,058
Steel Manufacturing	182	288	479	556
Corporate and Other	130	131	267	263
Total interest expenses	$858	$1,649	$1,875	$3,119

Net income (loss) before provision for income taxes
Retail	$14,593	$4,485	$19,293	$8,658
Flooring Manufacturing	3,337	5,171	7,382	8,893
Steel Manufacturing	2,002	2,460	3,315	2,296
Corporate and Other	(1,051)	(193)	(1,602)	(1,195)
Total net income before provision for income taxes	$18,881	$11,923	$28,388	$18,652

Note 16: Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to disclosures in its condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and six months ended March 31, 2022, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (the “2021 Form 10-K”).

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

Our Company

Live Ventures Incorporated is a holding company of diversified businesses, which, together with our subsidiaries, we refer to as the “Company”, “Live Ventures”, “we”, “us” or “our”. We acquire and operate companies in various industries that have historically demonstrated a strong history of earnings power. We currently have four segments to our business: Retail, Flooring Manufacturing, Steel Manufacturing, and Corporate and Other.

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

Retail Segment

Our Retail Segment is composed of Vintage Stock, Inc. (“Vintage Stock”) and ApplianceSmart, Inc. (“ApplianceSmart”).

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

On December 9, 2019, ApplianceSmart filed a voluntary petition (the “Chapter 11 Case”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The bankruptcy affected Live Ventures’ indirect subsidiary ApplianceSmart only and did not affect any other subsidiary of Live Ventures, or Live Ventures itself. ApplianceSmart expected to continue to operate its business in the ordinary course of business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In addition, the Company reserved its right to file a motion seeking authority to use cash collateral of the lenders under the reserve-based revolving credit facility. The case was being administrated under the caption In re: ApplianceSmart, Inc. (case number 19-13887). Court filings and other information related to the Chapter 11 Case are available at the PACER Case Locator website for those registered to do so or at the Courthouse located at One Bowling Green, Manhattan, New York 10004.

On October 13, 2021, a hearing was held to consider approval of the Disclosure Statement filed by ApplianceSmart in conjunction with its bankruptcy proceedings. On December 14, 2021, a hearing was held to confirm ApplianceSmart’s plan for reorganization (the “Plan”). On February 28, 2022, the court approved ApplianceSmart’s plan for reorganization (the “Plan”), discharging ApplianceSmart of certain debts according to the Plan resulting in the Company recording a gain of approximately $11.4 million, which includes a write-off or adjustment of approximately $11.5 million on the settlement of debts and other liabilities, offset by payments subject to the bankruptcy that were not included as debtor-in-possession liabilities of approximately $149,000.

As of March 31, 2022 ApplianceSmart operates one store in Reynoldsburg, Ohio.

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

Steel Manufacturing Segment

Our Steel Manufacturing segment is comprised of Precision Industries, Inc. (“Precision Marshall”).

Precision Marshall is the North American leader in providing and manufacturing, pre-finished de-carb free tool and die steel. For nearly 75 years, Precision Marshall has served steel distributors through quick and accurate service. Precision Marshall has led the industry with exemplary availability and value-added processing that saves distributors time and processing costs.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with GAAP. Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant and material impact on amounts reported in these financial statements. Estimates and assumptions are based on management's experience and other information available prior to the issuance of our financial statements. Our actual realized results may differ materially from management’s initial estimates as reported. Our significant accounting policies include Inventories, Goodwill, Revenue Recognition, Fair Value Measurements, Stock Based Compensation, Income Taxes, Segment Reporting and Concentrations of Credit Risk. For a summary of our significant accounting policies and the means by which we develop estimates thereon, see Part II, Item 8 – Financial Statements - Notes to unaudited condensed consolidated financial statements Note 2 – summary of significant accounting policies in our 2021 10-K.

Adjusted EBITDA

We evaluate the performance of our operations based on financial measures such as revenue and “Adjusted EBITDA.” Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization, stock-based compensation, and other non-cash or nonrecurring charges. We believe that Adjusted EBITDA is an important indicator of the operational strength and performance of the business, including the business’ ability to fund acquisitions and other capital expenditures, and to service its debt. Additionally, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance. Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate a company's financial performance, subject to certain adjustments. Adjusted EBITDA does not represent cash flows from operations, as defined by GAAP, and should not be construed as an alternative to net income or loss and is indicative neither of our results of operations, nor of cash flows available to fund all of our cash needs. It is, however, a measurement that the Company believes is useful to investors in analyzing its operating performance. Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities, and other measures of financial performance prepared in accordance with GAAP. Adjusted EBITDA is a non-GAAP financial measure. As companies often define non-GAAP financial measures differently, Adjusted EBITDA, as calculated by Live Ventures Incorporated, should not be compared to any similarly titled measures reported by other companies.

Results of Operations Three Months Ended March 31, 2022 and 2021

The following table sets forth certain statement of income items and as a percentage of revenue, for the three months ended March 31, 2022 and 2021 (in $000’s):

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

Selected Data:
Revenue	$69,706	$70,890
Cost of revenue	44,753	44,400
General and administrative expenses	13,154	12,565
Sales and marketing expenses	3,350	2,800
Interest expense, net	(858)	(1,649)
Provision for income taxes	3,523	3,228
Net income	$15,358	$8,695

Adjusted EBITDA (a)
Retail business	$3,610	$5,456
Flooring Manufacturing business	4,579	6,726
Steel Manufacturing business	2,828	2,034
Corporate and Other	(762)	(894)
Total Adjusted EBITDA	$10,255	$13,322

Adjusted EBITDA as a percentage of revenue
Retail business	17.4%	22.7%
Flooring Manufacturing business	14.0%	20.4%
Steel Manufacturing business	20.2%	14.7%
Corporate and Other	-35.2%	-732.8%
Consolidated adjusted EBITDA as a percentage of revenue	14.7%	18.8%

(a) See reconciliation of net income to Adjusted EBITDA below.

The following table sets forth revenues by segment (in $000's):

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Revenue
Retail
Movies, Music, Games and Other	$20,616	29.6%	$23,651	33.4%
Appliances	125	0.2%	352	0.5%
Flooring Manufacturing	32,772	47.0%	32,972	46.5%
Steel Manufacturing	14,027	20.1%	13,793	19.5%
Corporate and Other	2,166	3.1%	122	0.2%
Total Revenue	$69,706	100.0%	$70,890	100.0%

The following table sets forth gross profit earned by segment and gross profit as a percentage of total revenue for each segment (in $000's):

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Gross Profit	Gross Profit % of Total Revenue	Gross Profit	Gross Profit % of Total Revenue
Gross Profit
Retail
Movies, Music, Games and Other	$11,003	15.8%	$12,813	18.1%
Appliances	107	0.2%	157	0.2%
Flooring Manufacturing	8,580	12.3%	10,022	14.1%
Steel Manufacturing	4,252	6.1%	3,380	4.8%
Corporate and Other	1,011	1.5%	118	0.2%
Total Gross Profit	$24,953	35.8%	$26,490	37.4%

Revenue

Revenue decreased approximately $1.2 million, or 1.7%, to approximately $70.0 million for the three months ended March 31, 2022, as compared to the corresponding prior year period. The decrease is primarily attributable to decreased revenue in the Retail segment of approximately $3.3 million, offset by increased revenue in Corporate and Other of approximately $2.0 million. The decrease in revenue in the Retail segment was primarily due to additional stimulus payments and timely tax refunds received by our Retail segment customer base during Q2 2021 that allowed for more discretionary consumer spending. The increase in revenue in the Corporate and Other segment as compared to the prior year period was due to the consolidation of SW Financial in June 2021.

Cost of Revenue

Cost of revenue increased by 0.8% to approximately $44.8 million for the three months ended March 31, 2022, as compared to approximately $44.4 million for the three months ended March 31, 2021. Cost of revenue remained relatively unchanged from the prior year period. The increase is due to inflationary pressures, and the consolidation of SW Financial in June 2021.

General and Administrative Expense

General and Administrative expenses increased by 4.7% to approximately $13.2 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to increases in employee compensation and related costs as a result of our Retail segment opening new locations.

Selling and Marketing Expense

Selling and marketing expense increased by 19.6% to approximately $3.4 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to increased convention and trade show activity, which was largely canceled during COVID, as well as compensation associated with the Marquis sales force.

Interest Expense, net

Interest expense, net, decreased by 48% to approximately $858,000 for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The decrease is primarily due to the payoff of debt and related debt discount, favorable interest rates obtained from Precision's credit facility refinancing (see Note 8 of the unaudited consolidated financial statements), and the forgiveness of loans received under the Paycheck Protection Program (“PPP loan”).

Results of Operations Six Months Ended March 31, 2022 and 2021

The following table sets forth certain statement of income items and as a percentage of revenue, for the six months ended March 31, 2022 and 2021 (in $000's):

	For the Six Months Ended March 31, 2022	For the Six Months Ended March 31, 2021

Select Data:
Revenue	$144,864	$133,344
Cost of revenue	92,295	84,585
General and administrative expenses	27,311	24,844
Sales and marketing expenses	6,402	5,499
Operating income	18,856	18,416
Interest expense, net	(1,875)	(3,119)
Provision for income taxes	6,483	4,678
Net income	$21,904	$13,974

Adjusted EBITDA (a)
Retail business	$8,813	$10,594
Flooring Manufacturing business	9,834	11,824
Steel Manufacturing business	4,672	2,531
Corporate and Other	(964)	(1,697)
Total Adjusted EBITDA	$22,355	$23,252

Adjusted EBITDA as a percentage of revenue
Retail business	18.8%	22.8%
Flooring Manufacturing business	15.0%	18.7%
Steel Manufacturing business	17.7%	10.8%
Corporate and Other	-16.4%	-681.5%
Consolidated adjusted EBITDA as a percentage of revenue	15.4%	17.4%

(a) See reconciliation of net income to Adjusted EBITDA below.

The following table sets forth revenues by segment (in $000's):

	For the Six Months Ended March 31, 2022		For the Six Months Ended March 31, 2021
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Total Revenue
Revenue
Retail
Movies, Music, Games and Other	$46,731	32.3%	$45,725	34.3%
Appliances	221	0.2%	648	0.5%
Flooring Manufacturing	65,644	45.3%	63,194	47.4%
Steel Manufacturing	26,393	18.2%	23,528	17.6%
Corporate and Other	5,875	4.1%	249	0.2%
Total Revenue	$144,864	100.0%	$133,344	100.0%

The following table sets forth gross profit earned by segment and gross profit as a percentage of total revenue for each segment (in $000's):

	For the Six Months Ended March 31, 2022		For the Six Months Ended March 31, 2021
	Gross Profit	Gross Profit % of Total Revenue	Gross Profit	Gross Profit % of Total Revenue
Gross Profit
Retail
Movies, Music, Games and Other	$24,403	52.2%	$24,729	54.1%
Appliances	97	43.9%	288	44.4%
Flooring Manufacturing	17,609	26.8%	18,347	29.0%
Steel Manufacturing	7,867	29.8%	5,156	21.9%
Corporate and Other	2,593	44.1%	239	96.0%
Total Gross Profit	$52,569	36.3%	$48,759	36.6%

Revenue

Revenue increased approximately $11.5 million, or 8.6%, to $144.9 million for the six months ended March 31, 2022, as compared to the corresponding prior year period. The increase is primarily attributable to the increased revenue in Corporate and Other of approximately $5.6 million, the Steel Manufacturing Segment of approximately $2.9 million, and the Flooring Manufacturing segment of approximately $2.5 million. The increase in revenue for Corporate and Other is primarily due to the consolidation of SW Financial in fiscal 2021. The increase in revenue in the Steel Manufacturing and Flooring Manufacturing segments was primarily due to increased customer demand, as well as the passing on of product cost increases to customers.

Cost of Revenue

Cost of revenue increased by 9.1% to approximately $92.3 million for the six months ended March 31, 2022, as compared to approximately $84.6 million for the six months ended March 31, 2021. The increase is primarily attributable to the increases in revenues.

General and Administrative Expense

General and Administrative expenses increased by 9.9% to approximately $27.3 million for the six months ended March 31, 2022, as compared to the six months ended March 31, 2021, primarily due to increases in employee compensation and related costs as a result of our Retail segment opening new locations.

Selling and Marketing Expense

Selling and marketing expense increased by 16.4% to approximately $6.4 million for the six months ended March 31, 2022, as compared to the six months ended March 31, 2021, primarily due to increased convention and trade show activity, which was largely canceled during COVID, as well as compensation associated with the Marquis sales force.

Interest Expense, net

Interest expense, net, decreased by 39.9% to approximately $1.9 million for the six months ended March 31, 2022, as compared to the six months ended March 31, 2021. The decrease is primarily due to the payoff of debt and related debt discount, favorable interest rates obtained from Precision's credit facility refinancing (see Note 8 of the unaudited consolidated financial statements), and the forgiveness of loans received under the Paycheck Protection Program (“PPP loan”).

Results of Operations by Segment

	For the Three Months Ended March 31, 2022					For the Three Months Ended March 31, 2021
	Retail	Flooring Manufacturing	Steel Manufacturing	Corporate and Other	Total	Retail	Flooring Manufacturing	Steel Manufacturing	Corporate and Other	Total
Revenue	$20,741	$32,772	$14,027	$2,166	$69,706	$24,003	$32,972	$13,793	$122	$70,890
Cost of Revenue	9,631	24,192	9,775	1,155	44,753	11,033	22,950	10,413	4	44,400
Gross Profit	11,110	8,580	4,252	1,011	24,953	12,970	10,022	3,380	118	26,490
General and Administrative Expense	7,888	1,586	1,395	2,285	13,154	7,700	1,609	1,441	1,815	12,565
Selling and Marketing Expense	90	3,119	138	3	3,350	199	2,402	197	2	2,800
Operating Income (Loss)	$3,132	$3,875	$2,719	$(1,277)	$8,449	$5,071	$6,011	$1,742	$(1,699)	$11,125

Retail Segment

Segment results for Retail include Vintage Stock and ApplianceSmart. Revenue for the three months ended March 31, 2022 decreased by approximately $3.3 million, or 14%, as compared to the prior year, primarily due to additional stimulus payments and timely tax refunds received by our Retail segment customer base during the second quarter of 2021, that allowed for more discretionary consumer spending at our Vintage Stock locations. Additionally, sales by ApplianceSmart continued to decrease, primarily due to increased competition. Cost of revenue decreased proportionately with the decrease in revenue. Operating income for the three months ended March 31, 2022 was approximately $3.1 million, as compared to operating income of approximately $5.1 million for the prior year period.

Flooring Manufacturing Segment

Segment results for Flooring Manufacturing includes Marquis. Revenue for the three months ended March 31, 2022 decreased by approximately $200,000, or 1%, as compared to the prior year period, primarily due to reduced customer demand. Cost of revenue for the three months ended March 31, 2022 increased, as compared to the prior year period, primarily due to increases in raw material costs. Sales and marketing expenses increased by approximately $717,000 for the three months ended March 31, 2022 primarily due to increased convention and trade show activity, as well as increased compensation associated with the Marquis sales force. Operating income for the three months ended March 31, 2022 was approximately $3.9 million, as compared to operating income of approximately $6.0 million for the prior year period.

Steel Manufacturing Segment

Segment results for Steel Manufacturing includes Precision Marshall. Revenue for the three months ended March 31, 2022 increased by approximately $234,000, or 2%, as compared to the prior year period, primarily due to increased sales prices resulting from rising costs. Cost of revenue for the three months ended March 31, 2022 decreased, as compared to the prior year period, as a percentage of sales due to improved manufacturing efficiencies and increased revenue due to price increases. Operating income for the three months ended March 31, 2022 was approximately $2.7 million, as compared to operating income of approximately $1.7 in the prior period. The increase in operating income is primarily due to an increase in gross profit.

Corporate and Other Segment

Segment results for Corporate and Other includes our directory services business and our investment in SW Financial. Revenues for the three months ended March 31, 2022 increased by $2.0 million primarily due to the addition of SW Financial as a VIE during fiscal 2021. Cost of revenue for the three months ended March 31, 2022 increased proportionately with revenue for the reason stated. Operating loss for the three months ended March 31, 2022 was approximately $1.3 million, as compared to a loss of approximately $1.7 million in the prior period. Revenues and operating income for our directory services business continue to decline due to decreasing renewals. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business. We anticipate revenues from our investment in SW Financial to trend upward in the future

	For the Six Months Ended March 31, 2022					For the Six Months Ended March 31, 2021
	Retail	Flooring Manufacturing	Steel Manufacturing	Corporate and Other	Total	Retail	Flooring Manufacturing	Steel Manufacturing	Corporate and Other	Total
Revenue	$46,952	$65,644	$26,393	$5,875	$144,864	$46,373	$63,194	$23,528	$249	$133,344
Cost of Revenue	22,452	48,035	18,526	3,282	92,295	21,356	44,847	18,372	10	84,585
Gross Profit	24,500	17,609	7,867	2,593	52,569	25,017	18,347	5,156	239	48,759
General and Administrative Expense	16,342	3,225	3,216	4,528	27,311	15,120	3,550	2,968	3,206	24,844
Selling and Marketing Expense	216	5,901	278	7	6,402	333	4,636	302	228	5,499
Operating Income (Loss)	$7,942	$8,483	$4,373	$(1,942)	$18,856	$9,564	$10,161	$1,886	$(3,195)	$18,416

Retail Segment

Segment results for Retail include Vintage Stock and ApplianceSmart. Revenue for the six months ended March 31, 2022 increased by approximately $579,000, or 1%, as compared to the prior year, primarily due to increased retail pricing and additional locations added at Vintage Stock, offset by decreasing sales by ApplianceSmart, primarily due to decreases in sales resulting from increased competition. Retail price increases were primarily due to higher product costs relating to inflationary pressures that were passed on to customers. Retail sales at our Vintage Stock locations during the six months ended March 31, 2022 were impacted by the lack of stimulus payments and timely tax refunds customers received during the six months ended March 31, 2021. Cost of revenue increased due to changes in product mix, as well as other inflationary pressures. Operating income for the six months ended March 31, 2022 was approximately $7.9 million, as compared to operating income of approximately $9.6 million for the prior year period.

Flooring Manufacturing Segment

Segment results for Flooring Manufacturing includes Marquis. Revenue for the six months ended March 31, 2022 increased by approximately $2.5 million, or 4%, as compared to the prior year period, primarily due to greater demand for various grades of flooring, as well increases in sales prices. The shift in demand in flooring grades was generally toward higher priced product. Sales price increases were primarily due to higher product costs relating to inflationary pressures that were passed on to customers. Cost of revenue for the six months ended March 31, 2022 increased primarily due to increases in raw material costs, as compared to the prior year period. Sales and marketing expenses increased by approximately $1.3 million for the six months ended March 31, 2022 primarily due to increased convention and trade show activity, as well as increased compensation associated with the Marquis sales force. Operating income for the six months ended March 31, 2022 was approximately $8.5 million, as compared to operating income of approximately $10.2 million for the prior year period.

Steel Manufacturing Segment

Segment results for Steel Manufacturing includes Precision Marshall. Revenue for the six months ended March 31, 2022 increased by $2.9 million, or 12%, as compared to the prior year period, primarily due to increased sales prices resulting from rising costs. Cost of revenue for the six months ended March 31, 2022 increased moderately, as compared to the prior year period, as a percentage of sales due to improved manufacturing efficiencies and increased revenue due to price increases. Operating income for the six months ended March 31, 2022 was approximately $4.4 million, as compared to operating income of approximately $1.9 in the prior period. The increase in operating income is primarily due to an increase in gross profit.

Corporate and Other Segment

Results for Corporate and Other includes our directory services business and our investment in SW Financial. Revenues for the six months ended March 31, 2022 increased by $5.6 million primarily due to the addition of SW Financial as a VIE during fiscal 2021. Cost of revenue for the six months ended March 31, 2022 increased proportionately with revenue due to inflationary pressures and the consolidation of SW Financial in June 2021. Operating loss for the six months ended March 31, 2022 was approximately $1.9 million, as compared to a loss of approximately $3.2 million in the prior period. Revenues and operating income for our directory services business continue to decline due to decreasing renewals. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business. We anticipate revenues from our investment in SW Financial to trend upward in the future.

Adjusted EBITDA Reconciliation

The following tables present a reconciliation of Adjusted EBITDA from net income for the three and six months ended March 31, 2022 (in 000's):

	For the Three Months Ended		For the Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Net income	$15,358	$8,695	$21,904	$13,974
Depreciation and amortization	1,496	1,706	3,045	3,420
Stock-based compensation	19	270	37	287
Interest expense, net	858	1,649	1,875	3,119
Income tax expense	3,523	3,228	6,483	4,678
Gain on bankruptcy settlement	(11,362)	(1,115)	(11,352)	(1,115)
Gain/loss on extinguishment of debt	363	(1,382)	363	(1,382)
Non-recurring loan costs	—	271	—	271
Adjusted EBITDA	$10,255	$13,322	$22,355	$23,252

Adjusted EBITDA decreased by approximately $3.1 million, or 23%, for the three months ended March 31, 2022, as compared to the prior year period. The decrease is primarily due to decreases in revenue and increases in SG&A expenses, as discussed above.

Adjusted EBITDA decreased by approximately $900,000, or 4%, for the six months ended March 31, 2022, as compared to the prior year period. The decrease is primarily due to increases in cost of revenue and increases in SG&A expenses, as discussed above.

Liquidity and Capital Resources

As of March 31, 2022, we had total cash on hand of approximately $6.2 million and approximately $31.8 million of available borrowing under our revolving credit facilities. As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature, and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and, overall market conditions.

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our asset-based revolver lines of credit will provide sufficient liquidity to do the following: fund our operations; pay our scheduled loan payments; ability to repurchase shares under our share buyback program; and, pay dividends on our shares of Series E Preferred Stock as declared by the Board of Directors, for at least the next 12 months.

Working Capital

We had working capital of approximately $53.0 million as of March 31, 2022, as compared to working capital of approximately $33.8 million as of September 30, 2021; an increase of approximately $19.2 million. The increase is primarily due to increases in cash and inventories of approximately $10.1 million, and decreases in debtor-in-possession liabilities and accrued liabilities of approximately $16.1 million, partially offset by increases in accounts payable and the current portion of long-term debt of approximately $7.9 million.

Cash Flows from Operating Activities

The Company’s cash, as of March 31, 2022, was approximately $6.2 million compared to approximately $4.7 million as of September 30, 2021, an increase of approximately $1.5 million. Net cash provided by operations was approximately $5.3 million for the six months ended March 31, 2022, as compared to net cash provided by operations of approximately $20.9 million for the six months ended March 31, 2021. The decrease was primarily due to purchases of inventory, as well as payments on accrued liabilities.

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

Cash Flows from Investing Activities

Our cash flows used in investing activities of approximately $7.5 million for the six months ended March 31, 2022 consisted of purchases of property and equipment. Our cash flows used in investing activities of approximately $5.5 million for the six months ended March 31, 2021 consisted of purchases of property and equipment.

Cash Flows from Financing Activities

Our cash flows provided by financing activities of approximately $3.8 million during the six months ended March 31, 2022 consisted of proceeds from notes payable of approximately $9.0 million, and approximately $4.9 million in net proceeds under revolver loans, partially offset by payments of notes payable and financing leases of approximately $8.1 million, and purchases of treasury stock in the amount of approximately $2.1 million.

Our cash flows used in financing activities of approximately $12.5 million during the six months ended March 31, 2021 consisted of payments on notes payable and related notes payable of approximately $9.9 million, net borrowings under revolver loans of approximately $4.6 million, and purchases of treasury stock in the amount of approximately $383,000, partially offset by the issuance of notes payable of approximately $2.3 million associated with the acquisition of a facility by Marquis.

Currently, we are not issuing common shares for liquidity purposes. We prefer to use asset-based lending arrangements and mezzanine financing together with Company provided capital to finance acquisitions and have done so historically. Occasionally, as our Company history has demonstrated, we will issue stock and derivative instruments linked to stock for services or debt settlement.

Future Sources of Cash; New Products and Services

We may require additional debt financing or capital to finance new acquisitions, refinance existing indebtedness or other strategic investments in our business. Other sources of financing may include stock issuances and additional loans; or other forms of financing. Any financing obtained by us may further dilute or otherwise impair the ownership interest of our existing stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2022, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision, and with the participation of our management, including our principal executive officer (our CEO) and principal financial officer (our CFO), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure due to material weaknesses in internal control over financial reporting further described below.

Despite the identified material weaknesses, management concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP. Frazier & Deeter, LLC, the Company’s independent registered public accounting firm, has issued an unqualified opinion on our consolidated financial statements as of and for the year ended September 30, 2021. They were not engaged to perform, and did not perform, an audit of internal control over financial reporting. These material weaknesses had no impact on our consolidated financial statements in prior years.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal controls over financial reporting was ineffective as of March 31, 2022. Management noted the following deficiencies that management believes to be material weaknesses:

•
The Company does not have sufficient written documentation of our internal control policies and procedures. Written documentation of key internal control over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act;
•
Management has not established appropriate and rigorous procedures for evaluating internal control over financial reporting for all of its subsidiaries; and
•
Management does not have sufficient resources to maintain adequate segregation of duties and maintain its internal control environment.

In response to the above identified weaknesses in our internal control over financial reporting, we plan to improve the documentation of our internal control policies and procedures and develop an internal testing plan to document our evaluation of effectiveness of our internal controls. We expect to conclude these remediation initiatives during the fiscal year ended September 30, 2022. We continue to evaluate testing of our internal control policies and procedures, including assessing internal and external resources that may be available to complete these tasks, but do not know when these tasks will be completed.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Please refer to “Item 3. Legal Proceedings” in our 2021 Annual Report on Form 10-K for information regarding material pending legal proceedings. Except as set forth therein and below, there have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.

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

The Company continues to assert that the SEC’s pursuit of this matter will not result in any benefit to investors and instead will only serve as a distraction from its core business activities. On October 1, 2021, the Company, filed a motion with the court to dismiss the complaint. The SEC filed its response opposing the motion on November 1, 2021. The defendants filed their reply to the SEC’s opposition on November 15, 2021. The motions to dismiss are now under submission and the court has not yet scheduled a hearing date. Pursuant to the automatic stay of proceedings under the Private Securities Litigation Reform Act, all discovery has been stayed pending the motions to dismiss.

The Defendants strongly dispute and deny the allegations and intend to continue to defend themselves vigorously against the claims.

ApplianceSmart Bankruptcy and Other ApplianceSmart Litigation Matters

As stated above, on October 13, 2021, a hearing was held to consider approval of the Disclosure Statement filed by ApplianceSmart in conjunction with its bankruptcy proceedings. On December 14, 2021, a hearing was held to confirm ApplianceSmart’s plan for reorganization (the “Plan”). On Feb 28, 2022, the court approved ApplianceSmart’s plan for reorganization (the “Plan”), discharging ApplianceSmart of certain debts according to the Plan resulting in the Company recording a gain of approximately $11.4 million, which includes a write-off or adjustment of approximately $11.5 million on the settlement of debts and other liabilities, offset by payments subject to the bankruptcy that were not included as debtor-in-possession liabilities of approximately $149,000.

ITEM 1A. Risk Factors

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of funds

On February 20, 2018, the Company announced a $10 million common stock repurchase program. During the six months ended March 31, 2022, the Company repurchased 65,668 shares of common stock under this program at a cost of approximately $2.1 million. As of March 31, 2022, the Company has approximately $4.6 million available for repurchases under this program.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Quarterly Report.

10.92		Credit and Security Agreement, dated as of January 20, 2022, between Fifth Third Bank, National Association, and Precision Industries, Inc.	8-K	001-33937	10.92	01/25/22
10.93		Trademark Security Agreement, dated as of January 20, 2022, by and between Precision Industries, Inc., and Fifth Third Bank, National Association	8-K	001-33937	10.93	01/25/22
10.94		Guaranty, dated as of January 20, 2022, by Precision Affiliated Holdings LLC for the benefit of Fifth Third Bank, National Association	8-K	001-33937	10.94	01/25/22
10.95		Guarantor Security Agreement, dated as of January 20, 2022, by and between Precision Affiliated Holdings LLC, and Fifth Third Bank, National Association	8-K	001-33937	10.95	01/25/22
10.96		Stock Pledge Agreement, made as of January 20, 2022, by Precision Affiliated Holding LLC, to Fifth Third Bank, National Association	8-K	001-33937	10.96	01/25/22
31.1	*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Ventures Incorporated

Dated: May 11, 2022	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2022	/s/ David Verret
Chief Financial Officer
(Principal Financial Officer)