Form 10-Q
period 2022-06-30
LIVE VENTURES Inc
filed 2022-08-11
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

The number of shares of the issuer’s common stock, par value $0.001 per share, outstanding as of August 8, 2022 was 3,079,656.

INDEX TO FORM 10-Q FILING

FOR THE NINE MONTHS ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	June 30, 2022	September 30, 2021
	(Unaudited)
Assets
Cash	$3,625	$4,664
Trade receivables, net of allowance for doubtful accounts of approximately $56,000 at June 30, 2022 and $61,000 at September 30, 2021	24,974	21,559
Inventories, net of reserves of approximately $2.3 million at June 30, 2022, and approximately $1.8 million at September 30, 2021	95,961	70,747
Prepaid expenses and other current assets	4,596	1,640
Debtor in possession assets	—	180
Total current assets	129,156	98,790
Property and equipment, net of accumulated depreciation of approximately $24.4 million at June 30, 2022, and approximately $20.6 million at September 30, 2021	52,437	35,632
Right of use asset - operating leases	31,487	30,466
Deposits and other assets	1,043	682
Intangible assets, net of accumulated amortization of approximately $2.9 million at June 30, 2022, and approximately $2.2 million at September 30, 2021	4,991	4,697
Goodwill	43,653	41,471
Total assets	$262,767	$211,738
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$17,016	$10,644
Accrued liabilities	13,689	17,048
Income taxes payable	395	876
Current portion of lease obligations - operating leases	7,293	7,202
Current portion of lease obligations - finance leases	376	—
Current portion of long-term debt	18,418	16,055
Current portion of notes payable related parties	—	2,000
Debtor-in-possession liabilities	—	11,135
Total current liabilities	57,187	64,960
Long-term debt, net of current portion	58,475	37,559
Lease obligation long term - operating leases	31,014	29,343
Lease obligation long term - finance leases	7,803	—
Notes payable related parties, net of current portion	4,000	2,000
Deferred taxes	5,326	2,796
Other non-current liabilities	997	—
Total liabilities	164,802	136,658
Commitments and contingencies
Stockholders’ equity:
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 and 315,790 shares issued and outstanding at June 30, 2022 and September 30, 2021, respectively	—	—
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 47,840 shares issued and outstanding at June 30, 2022 and September 30, 2021, respectively, with a liquidation preference of $0.30 per share outstanding	—	—
Common stock, $0.001 par value, 10,000,000 shares authorized, 3,081,456 and 1,582,334 shares issued and outstanding at June 30, 2022 and September 30, 2021, respectively	2	2
Paid in capital	65,321	65,284
Treasury stock common 614,348 shares as of June 30, 2022 and 534,520 shares as of September 30, 2021, respectively	(7,047)	(4,519)
Treasury stock Series E preferred 50,000 shares as of June 30, 2022 and of September 30, 2021, respectively	(7)	(7)
Retained earnings	40,144	14,768
Equity attributable to Live stockholders	98,413	75,528
Non-controlling interest	(448)	(448)
Total stockholders’ equity	97,965	75,080
Total liabilities and stockholders’ equity	$262,767	$211,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(dollars in thousands, except per share)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Revenue	$68,269	$69,095	$213,133	$202,439
Cost of revenue	45,920	44,029	138,215	128,614
Gross profit	22,349	25,066	74,918	73,825

Operating expenses:
General and administrative expenses	13,407	13,794	40,718	38,638
Sales and marketing expenses	3,078	3,040	9,480	8,539
Total operating expenses	16,485	16,834	50,198	47,177
Operating income	5,864	8,232	24,720	26,648
Other income (expense):
Interest expense, net	(674)	(938)	(2,549)	(4,057)
Gain on Payroll Protection Program loan forgiveness	—	4,768	—	6,150
Gain (loss) on debt extinguishment	279	—	(84)	—
Loss on disposal of fixed assets	(443)	—	(444)	(132)
Loss on write-off of ROU asset	(522)	—	(522)	—
Gain on bankruptcy settlement	—	650	11,352	1,765
Other income (expense)	333	(76)	751	914
Total other income (expense), net	(1,027)	4,404	8,504	4,640
Income before provision for income taxes	4,837	12,636	33,224	31,288
Provision for income taxes	1,365	2,703	7,848	7,381
Net income	3,472	9,933	25,376	23,907
Net income attributable to non-controlling interest	—	5	—	178
Net income attributable to Live stockholders	$3,472	$9,938	$25,376	$24,085

Income per share:
Basic	$1.12	$6.35	$8.11	$15.41
Diluted	$1.11	$3.01	$8.01	$7.31

Weighted average common shares outstanding:
Basic	3,090,321	1,566,064	3,128,813	1,563,025
Diluted	3,130,925	3,297,854	3,169,258	3,294,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	For the Nine Months Ended June 30,
	2022	2021
Operating Activities:
Net income	$25,376	$23,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,616	5,089
Loss on disposal of property and equipment	443	132
Gain on Payroll Protection Program loan forgiveness	—	(6,150)
Gain on bankruptcy settlement	(11,501)	(1,765)
Amortization of debt issuance cost	(95)	635
Stock based compensation expense	37	230
Amortization of right-of-use assets	8,517	125
Write-off of ROU asset	522	—
Change in reserve for uncollectible accounts	(6)	451
Change in reserve for obsolete inventory	431	1,137
Changes in assets and liabilities:
Trade receivables	(362)	295
Inventories	(18,582)	934
Income taxes payable/receivable	(481)	5,214
Prepaid expenses and other current assets	(450)	430
Change in deferred income taxes	2,529	1,340
Deposits and other assets	(362)	(359)
Accounts payable	3,741	3,010
Accrued liabilities	(3,553)	(1,972)
Change in other	24	(484)
Net cash provided by operating activities	10,844	32,199

Investing Activities:
Investment in SW	—	(6,000)
Investment in Kinetic	(24,355)	—
Purchase of property and equipment	(8,304)	(8,470)
Net cash used in investing activities	(32,659)	(14,470)

Financing Activities:
Net borrowings (payments) under revolver loans	18,179	(3,247)
Stock option exercise	—	181
Proceeds from issuance of notes payable	20,292	2,258
Purchase of common treasury stock	(2,528)	(409)
Payments on related party notes payable	—	(5,500)
Debtor-in-possession cash	75	128
Payments on financing leases	(120)	—
Payments on notes payable	(15,122)	(9,559)
Net cash provided by (used in) financing activities	20,776	(16,148)

Increase (decrease) in cash	(1,039)	1,581
Cash, beginning of period	4,664	8,984
Cash, end of period	$3,625	$10,565

Supplemental cash flow disclosures:
Interest paid	$2,496	$3,481
Income taxes paid	$5,795	$736

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(dollars in thousands)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Equity
Balance, September 30, 2021	315,790	$—	47,840	$—	1,582,334	$2	$65,284	$(7)	$(4,519)	$14,768	$(448)	$75,080
Stock based compensation	—	—	—	—	—	—	18	—	—	—	—	18
Net income	—	—	—	—	—	—	—	—	—	6,546	—	6,546
Balance, December 31, 2021	315,790	—	47,840	—	1,582,334	2	65,302	(7)	(4,519)	21,314	(448)	81,644
Stock based compensation	—	—	—	—	—	—	19	—	—	—	—	19
Purchase of common treasury stock	—	—	—	—	(65,668)	—	—	—	(2,084)	—	—	(2,084)
Conversion of Series B preferred stock	(315,790)	—	—	—	1,578,950	—	—	—	—	—		—
Net income	—	—	—	—	—	—	—	—	—	15,358	—	15,358
Balance, March 31, 2022	—	—	47,840	—	3,095,616	2	65,321	(7)	(6,603)	36,672	(448)	94,937
Purchase of common treasury stock	—	—	—	—	(14,160)	—	—	—	(444)	—	—	(444)
Net income	—	—	—	—	—	—	—	—	—	3,472	—	3,472
Balance, June 30, 2022	—	$—	47,840	$—	3,081,456	$2	$65,321	$(7)	$(7,047)	$40,144	$(448)	$97,965

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Equity
Balance, September 30, 2020	214,244	$—	47,840	$—	1,589,101	$2	$64,472	$(7)	$(4,098)	$(16,429)	$(268)	$43,672
Stock based compensation	—	—	—	—	—	—	17	—	—	—		17
Warrant exercise	101,546	—	—	—	—	—	—	—	—	—		—
Purchase of common treasury stock	—	—	—	—	(33,926)	—	—	—	(383)	—		(383)
Net income	—	—	—	—	—	—	—	—	—	5,413	(134)	5,279
Balance, December 31, 2020	315,790	—	47,840	—	1,555,175	2	64,489	(7)	(4,481)	(11,016)	(402)	48,585
Stock based compensation	—	—	—	—	—	—	270	—	—	—		270
Net income	—	—	—	—	—	—	—	—	—	8,734	(39)	8,695
Balance, March 31, 2021	315,790	$—	47,840	$—	1,555,175	$2	$64,759	$(7)	$(4,481)	$(2,282)	$(441)	$57,550
Stock based compensation	—	—	—	—	—	—	(57)	—	—	—		(57)
Stock option exercise	—	—	—	—	16,668	—	181	—	—	—		181
Purchase of common treasury stock	—	—	—	—	(1,009)	—	—	—	(26)	—		(26)
Net income	—	—	—	—	—	—	—	—	—	9,938	(5)	9,933
Balance, June 30, 2021	315,790	$—	47,840	$—	1,570,834	$2	$64,883	$(7)	$(4,507)	$7,656	$(446)	$67,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2022 AND 2021

(dollars in thousands, except per share)

Note 1: Background and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Live Ventures Incorporated, a Nevada corporation, and its subsidiaries (collectively, “Live Ventures” or the “Company”). Live Ventures is a diversified holding company with a strategic focus on value-oriented acquisitions of domestic middle-market companies. The Company has four operating segments: Retail, Flooring Manufacturing, Steel Manufacturing, and Corporate and Other. The Retail segment includes (i) Vintage Stock, Inc. (“Vintage Stock”), which is engaged in the retail sale of new and used movies, music, collectibles, comics, books, games, game systems and components and (ii) ApplianceSmart, Inc. (“ApplianceSmart”), which, until April 1, 2022 when the Company ceased operations, was engaged in the sale of new major appliances through a retail store (see Note 15). The Flooring Manufacturing segment included Marquis Industries, Inc. (“Marquis”), which is engaged in the manufacture and sale of carpet and the sale of vinyl and wood floorcoverings. The Steel Manufacturing Segment includes Precision Industries, Inc. (“Precision Marshall”), which is engaged in the manufacture and sale of alloy and steel plates, ground flat stock and drill rods.

The unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for three and nine months ended June 30, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2022. The financial information included in these statements should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2021 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 28, 2021 (the “2021 10-K”).

Coronavirus

The COVID-19 (Coronavirus) pandemic has resulted in changes in global supply of certain products. The effects of the pandemic have created significant uncertainties and continue to have an unprecedented impact on the U.S. economy as federal, state, and local governments react to it. These significant uncertainties and unprecedented impacts include, but are not limited to, an adverse effect on the economy; the Company’s supply chain partners; its employees and customers; customer sentiment in general; and traffic within shopping centers, and, where applicable, malls, containing its stores. As the pandemic continues, consumer fear about becoming ill, as well as recommendations or mandates from federal, state, and local authorities to avoid large gatherings of people or self-quarantine, are continuing; this has already affected, and may continue to affect, traffic to retail stores. The continued effects of the pandemic could materially adversely affect the near-term and long-term revenues, earnings, liquidity, and cash flows, and may require a variety of responsive actions, including but not limited to, employee furloughs, reduced store hours, store closings, expense reductions or discounting of pricing of products—all in an effort to mitigate such impacts. The extent of the uncertainties and impacts of the pandemic on the Company’s business and financial results will depend largely on future developments, including the duration of the pandemic within the U.S., the impact on capital and financial markets and the related impact on consumer confidence and spending—all of which are highly uncertain and cannot be predicted. This situation with the pandemic is continually changing and additional effects of which the Company is not aware may occur.

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

Note 3: Acquisitions

Acquisition of Kinetic

On June 28, 2022, Precision Marshall (“Precision”) acquired 100% of the issued and outstanding shares of common stock of The Kinetic Co., Inc. (“Kinetic”), a Wisconsin corporation, which was accomplished through a Purchase Agreement (the “Purchase Agreement”). In connection with the Purchase Agreement, Precision also entered into a Real Estate Purchase Agreement with Plan B-6, LLC, an affiliate of Kinetic, pursuant to which Precision received all of Kinetic's right, title, and interest in and to the land and improvements (collectively, the “Real Estate”) that Kinetic uses in its operations. The combined purchase price, which is subject to certain post-closing adjustments, for the Kinetic shares and Real Estate was approximately $24.6 million, which was funded with borrowings under the company’s credit facility, proceeds from sale-leaseback of the Real Estate, a subordinated promissory note to in the amount of $3.0 million to the Seller of Kinetic, contingent earn-out liability, valued at $997,000, and cash on-hand.

As of the date of acquisition, Precision entered into a sale and leaseback agreement with a third-party, independent of the Kinetic sellers, for the Real Estate. The sale price of the Real Estate was approximately $8.9 million, subject to closing fees of approximately $547,000.

The provisions of the lease agreement include a 20-year lease term with two five-year renewal options. The base rent under the lease agreement is $50,000 per month for the first year of the term and a 2% per annum escalator. The Lease Agreement is a “net lease,” such that the lessees are also obligated to pay all taxes, insurance, assessments, and other costs, expenses, and obligations of ownership of the Real Property incurred by Moss. Due to the highly specialized nature of the leased assets, the Company currently believes that it is more likely than not that each of the two five-year options will be exercised. The proceeds, net of closing fees, from the sale-leaseback were used to assist in funding the acquisition of Kinetic.

Under the preliminary purchase price allocation, the Company recognized goodwill of approximately $2.2 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of June 28, 2022, as calculated by an independent third-party firm. Goodwill arising from the acquisition is expected to be fully deductible for tax purposes. The table below outlines the purchase price allocation of the purchase for Kinetic to the acquired identifiable assets, liabilities assumed and goodwill (in $000’s):

Total purchase price	$24,642
Accounts payable	2,592
Accrued liabilities	1,622
Total liabilities assumed	4,214
Total consideration	28,856
Cash	287
Accounts receivable	3,073
Inventory	6,958
Property, plant and equipment	12,855
Intangible assets	1,000
Other assets	2,501
Total assets acquired	26,674
Total goodwill	$2,182

Proforma Information

The table below presents selected proforma information for the Company for the three- and nine-month periods ended June 30, 2022, assuming that the acquisition had occurred on October 1, 2020 (the beginning of the Company’s 2021 fiscal year), pursuant to ASC 805-10-50 (in thousands). This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on that date, nor does it purport to predict the results of operations for future periods.

	As Reported		Adjustments	Profroma
	Live Unaudited Three Months Ended June 30, 2022	Kinetic Unaudited Three Months Ended June 30, 2022	Adjustments(1)	LIVE for the Three Months Ended June 30, 2022
Net revenue	$68,269	$5,696		$73,965
Net income	$3,472	$712	$(69)	$4,115
Earnings per basic common share	$1.12			$1.33
Earnings per basic diluted share	$1.11			$1.31

	As Reported		Adjustments	Profroma
	Live Unaudited Three Months Ended June 30, 2021	Kinetic Unaudited Three Months Ended June 30, 2021	Adjustments(1)	LIVE for the Three Months Ended June 30, 2021
Net revenue	$69,095	$4,880		$73,975
Net income	$9,933	$207	$(69)	$10,071
Earnings per basic common share	$6.35			$6.43
Earnings per basic diluted share	$3.01			$3.05

	As Reported		Adjustments	Profroma
	Live Unaudited Nine Months Ended June 30, 2022	Kinetic Unaudited Nine Months Ended June 30, 2022	Adjustments(1)	LIVE for the Nine Months Ended June 30, 2022
Net revenue	$213,133	$15,418		$228,551
Net income	$25,376	$1,286	$(207)	$26,455
Earnings per basic common share	$8.11			$8.46
Earnings per basic diluted share	$8.01			$8.35

	As Reported		Adjustments	Profroma
	Live Unaudited Nine Months Ended June 30, 2021	Kinetic Unaudited Nine Months Ended June 30, 2021	Adjustments(1)	LIVE for the Nine Months Ended June 30, 2021
Net revenue	$202,439	$16,449		$218,888
Net income	$23,907	$2,703	$(207)	$26,403
Earnings per basic common share	$15.41			$16.89
Earnings per basic diluted share	$7.31			$8.01

(1) Adjustments are related to adjustments made for the following:

•
Amortization expense of definite-lived intangible assets has been adjusted based on the preliminary fair value at the acquisition date.
•
Interest expense has been adjusted to include proforma interest expense that would have been incurred as a result of the acquisition financing obtained by the Company.
•
Certain other expenses have been adjusted to reflect the post-acquisition operating environment.

Note 4: Leases

The Company leases retail stores, warehouse facilities, and office space. These assets and properties are generally leased under noncancelable agreements that expire at various dates through 2042 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum—and in some cases percentage—rent, and require us to pay all insurance, taxes, and other maintenance costs. As a result, the Company recognizes assets and liabilities for all leases with lease terms greater than 12 months. The amounts that are recognized reflect the present value of remaining lease payments for all leases. The discount rate used is an estimate of the Company’s blended incremental borrowing rate, based on information available associated with each subsidiary’s debt outstanding at lease commencement. In considering the lease asset value, the Company considers fixed and variable payment terms, prepayments, and options to extend, terminate, or purchase. Renewal, termination, or purchase options only affect the lease term used for determining lease asset value if the option is reasonably certain to be exercised.

As discussed in Note 3 above, on June 28, 2022, Precision acquired all of the capital stock of Kinetic and certain Real Estate assets used in its operations. As of the date of execution of the Real Estate purchase, Precision sold the Real Estate, in exchange for which Precision entered into a 20-year lease, with two options to renew for an additional five years each. This transaction is being treated as a sales and leaseback arrangement for accounting purposes, as described in ASC 842 “Leases”.

As of June 30, 2022, the weighted average remaining lease term is 16.9 years and our weighted average discount rate is 5.82%. Total cash payments for the nine months ended June 30, 2022 and 2021 were approximately $7.2 million and $2.1 million, respectively. Additionally, we obtained right-of-use assets in exchange for lease liabilities of approximately $7.6 million and $8.6 million upon commencement of finance and operating leases, respectively, during the nine months ended June 30, 2022.

The following table details our right of use assets and lease liabilities as of June 30, 2022 and September 30, 2021 (in $000’s):

	June 30, 2022	September 30, 2021
Right of use asset - operating leases	$31,487	$30,466
Lease liabilities:
Current - operating	7,293	7,202
Current - finance	376	—
Long term - operating	31,014	29,343
Long term - finance	7,803	—

Total present value of future lease payments as of June 30, 2022 (in $000’s):

Twelve months ended June 30,
2023	$9,883
2024	8,171
2025	6,322
2026	4,738
2027	3,838
Thereafter	40,548
Total	73,500
Less implied interest	(27,014)
Present value of payments	$46,486

During the nine months ended June 30, 2022 and 2021, the Company recorded no gain or loss settlements, nor did it record impairment charges relating to any of its leases.

Note 5: Inventory

The following table details the Company's inventory as of June 30, 2022 and September 30, 2021 (in $000’s):

	June 30, 2022	September 30, 2021
Inventory, net
Raw materials	$37,246	$18,604
Work in progress	7,959	12,404
Finished goods	30,024	22,584
Merchandise	23,002	18,948
	98,231	72,540
Less: Inventory reserves	(2,270)	(1,793)
Total inventory, net	$95,961	$70,747

Note 6: Property and Equipment

The following table details the Company's property and equipment as of June 30, 2022 and September 30, 2021 (in $000’s):

	June 30, 2022	September 30, 2021
Property and equipment, net:
Land	$2,029	$2,029
Building and improvements	16,058	11,737
Transportation equipment	450	450
Machinery and equipment	51,105	35,284
Furnishings and fixtures	4,213	3,907
Office, computer equipment and other	2,981	2,792
	76,836	56,199
Less: Accumulated depreciation	(24,399)	(20,567)
Total property and equipment, net	$52,437	$35,632

Depreciation expense was approximately $1.4 million and approximately $1.6 million, respectively, for the three months ended June 30, 2022 and 2021, and $3.9 million and $4.8 million for the nine months ended June 30, 2022 and 2021.

Note 7: Goodwill

The following table details the Company's goodwill as of June 30, 2022 (in $000’s):

	Retail	Flooring Manufacturing	Steel Manufacturing	Corporate	Total
September 30, 2021	$36,947	$807	$—	$3,717	$41,471
Additions	—	—	2,182	—	2,182
Impairment	—	—	—	—	—
June 30, 2022	$36,947	$807	$2,182	$3,717	$43,653

The Company performs qualitative, and, if necessary, quantitative testing for goodwill impairment on or around July 1st each year, and more frequently if circumstances dictate. As of June 30, 2022, the Company did not identify any triggering events that would require impairment testing.

Note 8: Accrued Liabilities

The following table details the Company's accrued liabilities as of June 30, 2022 and September 30, 2021, respectively (in $000’s):

	June 30, 2022	September 30, 2021
Accrued liabilities:
Accrued payroll	$3,844	$4,765
Accrued sales and use taxes	1,117	1,692
Accrued property and other taxes	190	293
Accrued gift card and escheatment liability	1,777	1,593
Accrued interest payable	210	372
Accrued accounts payable and bank overdrafts	1,132	503
Accrued professional fees	1,913	4,937
Customer deposits	433	241
Accrued expenses — other	3,073	2,652
Total accrued liabilities	$13,689	$17,048

Note 9: Long-Term Debt

The following table details the Company's long-term debt as of June 30, 2022 and September 30, 2021 (in $000’s):

	June 30, 2022	September 30, 2021
Bank of America Revolver Loan	$7,308	$—
Encina Business Credit Revolver Loan	—	12,735
Texas Capital Bank Revolver Loan	9,155	8,794
Fifth-Third Bank Revolver	20,564	—
Fifth-Third Bank Term Loan	3,292	—
Fifth-Third Bank Term Loan	4,000	—
Fifth-Third Bank Special Advance Term Loan	1,000	—
Encina Business Credit Term Loan	—	1,319
Note Payable to the Sellers of Kinetic	3,000	—
Note Payable to the Sellers of Vintage Stock	—	4,200
Note #3 Payable to Banc of America Leasing & Capital LLC	895	1,320
Note #4 Payable to Banc of America Leasing & Capital LLC	275	406
Note #5 Payable to Banc of America Leasing & Capital LLC	1,553	1,985
Note #6 Payable to Banc of America Leasing & Capital LLC	508	618
Note #7 Payable to Banc of America Leasing & Capital LLC	3,689	4,121
Note #8 Payable to Banc of America Leasing & Capital LLC	2,612	2,943
Note #9 Payable to Banc of America Leasing & Capital LLC	5,046	—
Note Payable to Extruded Fibers	—	700
Note Payable to the Sellers of Precision Marshall	2,500	2,500
Note Payable to Store Capital Acquisitions, LLC	9,181	9,209
Note payable to individuals, interest at 10-11% per annum, payable on a 90 day written notice, unsecured	207	207
Note payable to individual, interest at 10% per annum, payable on a 90 day written notice, unsecured	500	500
Note payable to individual, noninterest bearing, monthly payments of $19 through March 2023	224	472
Note payable to individuals, interest at 7% per annum, unsecured	198	198
Note payable RSSI/(VSSS)	130	130
Note Payable to JCM Holdings	1,701	1,833
Total notes payable	77,538	54,190
Less unamortized debt issuance costs	(645)	(576)
Net amount	76,893	53,614
Less current portion	(18,418)	(16,055)
Total long-term debt	$58,475	$37,559

Future maturities of long-term debt at June 30, 2022, are as follows which does not include related party debt separately stated (in $000’s):

Twelve months ending June 30,
2023	$18,418
2024	14,046
2025	4,362
2026	3,559
2027	26,708
Thereafter	10,445
Total future maturities of long-term debt	$77,538

Bank of America Revolver Loan

On January 31, 2020, Marquis entered into an amended $25.0 million revolving credit agreement (“BofA Revolver”) with Bank of America Corporation (“BofA”). The BofA Revolver is a five-year, asset-based facility that is secured by substantially all of Marquis’ assets. Availability under the BofA Revolver is subject to a monthly borrowing base calculation. Marquis’ ability to borrow under the BofA Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with BofA. As of June 30, 2022, the outstanding balance was approximately $7.3 million.

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

In connection with the acquisition of Kinetic (see Note 3), the existing revolving facility was amended to add Kinetic as a borrower. In addition, two additional term loans were executed to fund the purchase of Kinetic. Approximately $6.0 million was drawn from the revolving facility, and the term loans were opened in the amounts of $4.0 million and $1.0 million, respectively. The $4.0 million term loan, which matures on January 20, 2027, carries the same terms for M&E term lending as stated above. The $1.0 million term loan, which matures on June 28, 2025, is a “Special Advance Term Loan”, and bears interest at SOFR plus 375 basis points.

As of June 30, 2022, the outstanding balance on the revolving loan was approximately $20.6 million, and the outstanding balance on the original term note was approximately $3.3 million. As of June 30, 2022, the outstanding balance on the two term loans to fund the Kinetic acquisition were $4.0 million and $1.0 million, respectively.

Texas Capital Bank Revolver Loan

On November 3, 2016, Vintage Stock entered into an amended $12.0 million credit agreement with Texas Capital Bank (“TCB Revolver”). The TCB Revolver is a five-year, asset-based facility that is secured by substantially all of Vintage Stock’s assets. Availability under the TCB Revolver is subject to a monthly borrowing base calculation. The TCB Revolver matures, as amended September 30, 2020, on November 3, 2023. As of June 30, 2022, the balance outstanding was approximately $9.2 million.

Note payable to JCM Holdings

During October 2020, Marquis purchased a manufacturing facility for $2.5 million. Marquis had previously been leasing this facility. Additionally, Marquis entered into a $2.0 million note in favor of the seller of the facility for the balance of the purchase price, which note is secured by the facility. The note bears interest at 6%, and matures in January 2030. Principal and interest payments are due monthly, and the note is fully amortized at maturity. As of June 30, 2022, the remaining principal balance was approximately $1.7 million.

Equipment Loans

On June 20, 2016 and August 5, 2016, Marquis entered into a transaction that provided for a master agreement and separate loan schedules (the “Equipment Loans”) with Banc of America Leasing & Capital, LLC that provided for the following during the nine months ended June 30, 2022:

In December 2021, Marquis funded the acquisition of $5.5 million of new equipment under note #9 of its master agreement. The note, which is secured by the equipment, matures December 2026, and is payable in 60 monthly installments of $92,000 beginning January 2022, bearing interest at 3.75%.

Loan Covenant Compliance

As of June 30, 2022, the Company was in compliance with all covenants under its existing revolving and other loan agreements.

Note 10: Notes Payable, Related Parties

Long-term debt, related parties as of June 30, 2022 and September 30, 2021 consisted of the following (in $000’s):

	June 30, 2022	September 30, 2021
Isaac Capital Group LLC	$2,000	$2,000
Spriggs Investments, LLC	2,000	2,000
Total notes payable - related parties	4,000	4,000
Less current portion	—	(2,000)
Total long-term portion, related parties	$4,000	$2,000

Twelve months ending June 30,
2023	$—
2024	2,000
2025	2,000
Total future maturities of long-term debt, related parties	$4,000

Note 11: Stockholders’ Equity

Series B Convertible Preferred Stock

In March 2022, the existing 315,790 shares of Series B Convertible Preferred Stock were converted into 1,578,950 common shares, in accordance with Series B Convertible Preferred Stock agreements. Of the 315,790 existing shares of Series B Convertible Preferred Stock converted, Isaac Capital Group LLC (“ICG”) held 259,902 of these shares, and converted them into 1,299,510 common shares. Jon Isaac, the Company's President and Chief Executive Officer, is the President and sole member of ICG, and, accordingly, has sole voting and dispositive power with respect to these shares. As of June 30, 2022 and September 30, 2021, there were 0 and 315,790 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

Series E Convertible Preferred Stock

As of June 30, 2022, and September 30, 2021, there was 47,840 shares of Series E Convertible Preferred Stock, issued and outstanding, respectively.

Treasury Stock

As of June 30, 2022 and September 30, 2021, the Company had 614,348 and 534,520 shares of Treasury Stock, respectively. During the nine months ended June 30, 2022 and 2021, respectively, the Company purchased 79,828 and 34,935 shares of its common stock on the open market for approximately $2.5 million and approximately $408,000, respectively.

Note 12: Stock-Based Compensation

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

The following table summarizes stock option activity for the fiscal year ended September 30, 2021 and the nine months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2020	119,168	$15.76	2.71	$—
Granted	7,500	40.92
Exercised	(28,668)	11.25
Forfeited	(10,500)	20.56
Outstanding at September 30, 2021	87,500	$18.81	1.78	$1,626
Exercisable at September 30, 2021	78,500	$16.29	1.72	$1,626

Outstanding at September 30, 2021	87,500	$18.81	1.78	$1,626
Granted	—	$—
Exercised	—	$—
Outstanding at June 30, 2022	87,500	$18.81	1.03	$772
Exercisable at June 30, 2022	87,500	$18.81	1.03	$772

The Company recognized compensation expense of $0 and ($57,000) during the three months ended June 30, 2022 and 2021, respectively, and approximately $37,000 and $230,000 during the nine months ended June 30, 2022 and 2021, respectively, related to stock option awards granted to certain employees and officers based on the grant date fair value of the awards, and the revaluation for existing options whereby the expiration date was extended.

As of June 30, 2022, the Company had no unrecognized compensation expense associated with stock option awards.

The following table summarizes information about the Company’s non-vested shares outstanding as of June 30, 2022:

Non-vested Shares	Number of Shares
Non-vested at September 30, 2021	9,000
Granted	—
Vested	(9,000)
Non-vested at June 30, 2022	—

Note 13: Earnings Per Share

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

The following table presents the computation of basic and diluted net earnings per share (in $000’s):

	For the three months ended June 30,		For the nine months ended June 30,
	2022	2021	2022	2021
Basic
Net income	$3,472	$9,938	$25,376	$24,085
Less: preferred stock dividends	—	—	—	—
Net income applicable to common stock	$3,472	$9,938	$25,376	$24,085

Weighted average common shares outstanding	3,090,321	1,566,064	3,128,813	1,563,025
Basic earnings per share	$1.12	$6.35	$8.11	$15.41

Diluted
Net income applicable to common stock	$3,472	$9,938	$25,376	$24,085
Add: preferred stock dividends	—	—	—	—
Net income applicable for diluted earnings per share	$3,472	$9,938	$25,376	$24,085

Weighted average common shares outstanding	3,090,321	1,566,064	3,128,813	1,563,025
Add: Options	40,365	105,000	40,206	105,000
Add: Series B Preferred Stock	—	1,578,950	—	1,578,950
Add: Series E Preferred Stock	239	47,840	239	47,840
Assumed weighted average common shares outstanding	3,130,925	3,297,854	3,169,258	3,294,815
Diluted earnings per share	$1.11	$3.01	$8.01	$7.31

There are 21,000 and none options to purchase shares of common stock that are anti-dilutive, and are not included in the three and nine months ended June 30, 2022 and 2021, diluted earnings per share computations, respectively.

Note 14: Related Party Transactions

Transactions with Isaac Capital Fund and Capital Group LLC

As of June 30, 2022, ICG beneficially owns 50% of the Company’s issued and outstanding capital stock. Jon Isaac, the Company's President and Chief Executive Officer, is the President and sole member of ICG, and, accordingly, has sole voting and dispositive power with respect to these shares. Mr. Isaac also personally owns 217,177 shares of common stock and holds options to purchase up to 25,000 shares of common stock at an exercise price of $10.00 per share, all of which are currently exercisable.

ICG Term Loan

During 2015, Marquis entered into a mezzanine loan in the amount of up to $7.0 million (the “ICF Loan”) with Isaac Capital Fund I, LLC (“ICF”), a private lender whose managing member is Jon Isaac, the Company’s President and Chief Executive Officer. On July 10, 2020, (i) ICF released and discharged Marquis from all obligations under the loan, (ii) ICF assigned all of its rights and obligations under the instruments, documents, and agreements with respect to the ICF Loan to ICG, of which Jon Isaac, the Company’s President and Chief Executive Officer, is the sole member, and (iii) Live Ventures borrowed $2.0 million (the “ICG Loan”) from ICG using essentially the same documentation from the ICF Loan. There was no balance outstanding on the note as of the date of assignment. The ICG Loan matures on May 1, 2025 and bears interest at a rate of 12.5%. Interest is payable in arrears on the last day of each month, commencing July 31, 2020. As of June 30, 2022, and September 30, 2021, there was $2.0 million outstanding on this loan.

ICG Revolving Promissory Note

On April 9, 2020, the Company entered into an unsecured revolving line of credit promissory note whereby ICG agreed to provide the Company with a $1.0 million revolving credit facility (the “ICG Revolver”). The ICG Revolver bears interest at 10.0% per annum and provides for the payment of interest monthly in arrears and matures April 2023. On June 23, 2022, as amended by unanimous consent of the Board of Directors, the facility was increased to $6.0 million to facilitate the acquisition of Kinetic, as discussed in Note 3 above. No other terms of the Note were changed. An advance of $4.5 million was drawn on June 23, 2022 to facilitate the Kinetic acquisition, which was repaid in full on June 30, 2022. As of June 30, 2022, there was no balance outstanding on this note.

Transactions with JanOne Inc.

Lease agreement

Customer Connexx LLC, a wholly-owned subsidiary of JanOne Inc. (“JanOne”), rents approximately 9,900 square feet of office space from the Company at its Las Vegas office, which totals 16,500 square feet. JanOne paid the Company $52,000 and $56,000 in rent and other reimbursed expenses for three months ended June 30, 2022 and 2021 and $163,000 and $106,000 in rent and other reimbursed expenses for the nine months ended June 30, 2022 and 2021, respectively. Tony Isaac is the Chief Executive Officer, Corporate Secretary, and a member of the Board of Directors of JanOne.

ARCA Purchasing Agreement

On April 5, 2022, the Company entered into a Purchasing Agreement with ARCA Recycling, Inc. (“ARCA”), a wholly-owned subsidiary of JanOne. Pursuant to the agreement, the Company agrees to purchase inventory from time to time for ARCA as set forth in submitted purchase orders. The inventory is owned by the Company until payment is made by ARCA. All purchases made by the Company shall be paid back by ARCA in full plus an additional five percent surcharge or broker-type fee. The term of the Agreement is one year, and automatically renews if not terminated by either party.

Transactions with Vintage Stock CEO

Note Payable to the Sellers of Vintage Stock

In connection with the purchase of Vintage Stock, on November 3, 2016, Vintage Stock Affiliated Holdings, LLC (“VSAH”) and Vintage Stock entered into a seller financed mezzanine loan in the amount of $10.0 million with the previous owners of Vintage Stock. The Company executed a promissory note (the “Sellers Subordinated Acquisition Note”), which bears interest at 8% per annum, with interest payable monthly in arrears. The Sellers Subordinated Acquisition Note, as amended, has a maturity date of September 23, 2023. As of June 30, 2022, the amount was fully repaid.

Spriggs Promissory Note

On July 10, 2020, the Company executed a promissory note (the “Spriggs Promissory Note”) in favor of Spriggs Investments, LLC (“Spriggs Investments”), a limited liability company whose sole member is Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, Inc., a wholly-owned subsidiary of the Company, that memorializes a loan by Spriggs Investments to the Company in the initial principal amount of $2.0 million (the “Spriggs Loan”). The Spriggs Loan originally matured on July 10, 2022; however, the maturity date was extended to July 10, 2023, pursuant to unanimous consent of the Board of Directors. The Spriggs Promissory Note bears simple interest at a rate of 10.0% per annum. As of June 30, 2022, the amount owed was $2.0 million.

Note 15: Commitments and Contingencies

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

The Company continues to assert that the SEC’s pursuit of this matter will not result in any benefit to investors and instead will only serve as a distraction from core business. On October 1, 2021, the Company and two of its executive officers as defendants (collectively, the “Defendants”), filed their motions with the court to dismiss the complaint. The SEC filed its response opposing the motions on November 1, 2021. The Defendants filed their reply to the SEC’s opposition on November 15, 2021. The motions to dismiss are now under submission and the court has not yet scheduled a hearing date. Pursuant to the automatic stay of proceedings under the Private Securities Litigation Reform Act, all discovery has been stayed pending a ruling on the motions to dismiss.

ApplianceSmart Bankruptcy and Other ApplianceSmart Related Matters

On Feb 28, 2022, the court approved ApplianceSmart’s plan for reorganization (the “Plan”), discharging ApplianceSmart of certain debts according to the Plan resulting in the Company recording a gain of approximately $11.4 million, which includes a write-off or adjustment of approximately $11.5 million on the settlement of debts and other liabilities, offset by payments subject to the bankruptcy that were not included as debtor-in-possession liabilities of approximately $149,000. As of April 1, 2022, the Company has ceased operations at its one existing location, and is in the process of winding down operations, which will be immaterial to the financial statements.

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

Warranties

During 2019, the Company became the principal for certain extended warranties; as a result, warranty reserves are included in accrued liabilities in our consolidated balance sheet. The following table summarizes the warranty reserve activity for the nine months ended June 30, 2022:

Beginning balance, September 30, 2021	$105
Warranties issued/accrued	—
Warranty settlements	(58)
Ending balance, June 30, 2022	$47

Note 16: Segment Reporting

The Company operates in four operating segments which are characterized as: (1) Retail, (2) Flooring Manufacturing, (3) Steel Manufacturing, and (4) Corporate and Other. The Retail segment consists of Vintage Stock and ApplianceSmart; the Flooring Manufacturing Segment consists of Marquis; and the Steel Manufacturing Segment consists of Precision Marshall.

The following tables summarize segment information (in $000’s):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Revenues
Retail	$19,227	$21,719	$66,179	$68,092
Flooring Manufacturing	32,188	34,234	97,832	97,428
Steel Manufacturing	14,974	13,018	41,367	36,546
Corporate and Other	1,880	124	7,755	373
Total revenues	$68,269	$69,095	$213,133	$202,439

Gross profit
Retail	$10,226	$11,684	$34,726	$36,701
Flooring Manufacturing	7,466	9,857	25,075	28,204
Steel Manufacturing	4,010	3,409	11,877	8,565
Corporate and Other	647	116	3,240	355
Total gross profit	$22,349	$25,066	$74,918	$73,825

Operating income (loss)
Retail	$2,202	$3,860	$10,144	$13,424
Flooring Manufacturing	3,289	3,997	11,772	14,158
Steel Manufacturing	1,268	1,928	5,641	3,814
Corporate and Other	(895)	(1,553)	(2,837)	(4,748)
Total operating income	$5,864	$8,232	$24,720	$26,648

Depreciation and amortization
Retail	$290	$372	$926	$1,110
Flooring Manufacturing	768	882	2,327	2,754
Steel Manufacturing	376	405	891	1,194
Corporate and Other	137	11	472	31
Total depreciation and amortization	$1,571	$1,670	$4,616	$5,089

Interest expenses
Retail	$73	$192	$309	$1,434
Flooring Manufacturing	261	378	1,155	1,436
Steel Manufacturing	195	233	674	789
Corporate and Other	145	135	411	398
Total interest expenses	$674	$938	$2,549	$4,057

Net income (loss) before provision for income taxes
Retail	$1,574	$4,322	$20,867	$12,980
Flooring Manufacturing	2,898	8,271	10,280	17,164
Steel Manufacturing	736	1,431	4,051	3,727
Corporate and Other	(371)	(1,388)	(1,974)	(2,583)
Total net income before provision for income taxes	$4,837	$12,636	$33,224	$31,288

Note 17: Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to disclosures in its condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and nine months ended June 30, 2022, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (the “2021 Form 10-K”).

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

Forward-looking statements involve risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results, future performance and capital requirements and cause them to materially differ from those contained in the forward-looking statements include those identified in our 2021 Form 10-K under Item 1A “Risk Factors” and Part II, Item 1A. “Risk Factors” below, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

On December 9, 2019, ApplianceSmart filed a voluntary petition (the “Chapter 11 Case”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The bankruptcy affected Live Ventures’ indirect subsidiary ApplianceSmart only and did not affect any other subsidiary of Live Ventures, or Live Ventures itself. On February 28, 2022, the court approved ApplianceSmart’s plan for reorganization (the “Plan”), discharging ApplianceSmart of certain debts according to the Plan resulting in the Company recording a gain of approximately $11.4 million, which includes a write-off or adjustment of approximately $11.5 million on the settlement of debts and other liabilities, offset by payments subject to the bankruptcy that were not included as debtor-in-possession liabilities of approximately $149,000. As of April 1, 2022, we have ceased operations of its one existing location, and are in the process of winding down operations, which will be immaterial to the consolidated financial statements.

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

On June 28, 2022, Precision Marshall acquired Kinetic. Kinetic is a highly recognizable and regarded brand name in the production of industrial knives and hardened wear products for the tissue, metals, and wood industries and is known as a one-stop shop for in-house grinding, machining, and heat-treating. Kinetic was founded by the Masters family in 1948 and is headquartered in Greendale, Wisconsin. Kinetic manufactures more than 90 types of knives and numerous associated parts with modifications and customizations available to each. Kinetic employs approximately 100 non-union employees.

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

Adjusted EBITDA

We evaluate the performance of our operations based on financial measures such as revenue and “Adjusted EBITDA.” Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization, stock-based compensation, and other non-cash or nonrecurring charges. We believe that Adjusted EBITDA is an important indicator of the operational strength and performance of the business, including the business’ ability to fund acquisitions and other capital expenditures, and to service its debt. Additionally, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance. Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate a company’s financial performance, subject to certain adjustments. Adjusted EBITDA does not represent cash flows from operations, as defined by GAAP, and should not be construed as an alternative to net income or loss and is indicative neither of our results of operations, nor of cash flows available to fund all of our cash needs. It is, however, a measurement that the Company believes is useful to investors in analyzing its operating performance. Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities, and other measures of financial performance prepared in accordance with GAAP. Adjusted EBITDA is a non-GAAP financial measure. As companies often define non-GAAP financial measures differently, Adjusted EBITDA, as calculated by Live Ventures Incorporated, should not be compared to any similarly titled measures reported by other companies.

Results of Operations Three Months Ended June 30, 2022 and 2021

The following table sets forth certain statement of income items and as a percentage of revenue, for the three months ended June 30, 2022 and 2021 (in $000’s):

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021

Selected Data:
Revenue	$68,269	$69,095
Cost of revenue	45,920	44,029
General and administrative expenses	13,407	13,794
Sales and marketing expenses	3,078	3,040
Interest expense, net	(674)	(938)
Provision for income taxes	1,365	2,703
Net income	$3,472	$9,933

Adjusted EBITDA (a)
Retail business	$2,456	$4,239
Flooring Manufacturing business	3,927	4,762
Steel Manufacturing business	2,441	2,069
Corporate and Other	16	(1,300)
Total Adjusted EBITDA	$8,840	$9,770

Adjusted EBITDA as a percentage of revenue
Retail business	12.8%	19.5%
Flooring Manufacturing business	12.2%	13.9%
Steel Manufacturing business	16.3%	15.9%
Corporate and Other	0.9%	-1048.4%
Consolidated adjusted EBITDA as a percentage of revenue	12.9%	14.1%

(a) See reconciliation of net income to Adjusted EBITDA below.

The following table sets forth revenues by segment (in $000’s):

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Revenue
Retail
Movies, Music, Games and Other	$19,184	28.1%	$21,491	31.1%
Appliances	43	0.1%	228	0.3%
Flooring Manufacturing	32,188	47.1%	34,234	49.5%
Steel Manufacturing	14,974	21.9%	13,018	18.8%
Corporate and Other	1,880	2.8%	124	0.2%
Total Revenue	$68,269	100.0%	$69,095	100.0%

The following table sets forth gross profit earned by segment and gross profit as a percentage of total revenue for each segment (in $000’s):

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
	Gross Profit	Gross Profit % of Total Revenue	Gross Profit	Gross Profit % of Total Revenue
Gross Profit
Retail
Movies, Music, Games and Other	$10,168	14.9%	$11,580	16.8%
Appliances	58	0.1%	104	0.2%
Flooring Manufacturing	7,466	10.9%	9,857	14.3%
Steel Manufacturing	4,010	5.9%	3,409	4.9%
Corporate and Other	647	0.9%	116	0.2%
Total Gross Profit	$22,349	32.7%	$25,066	36.3%

Revenue

Revenue decreased by approximately $826,000, or 1.2%, to approximately $68.3 million for the three months ended June 30, 2022, as compared to the corresponding prior year period. The decrease is primarily attributable to decreased revenue in the Retail and Flooring Manufacturing segments of approximately $4.5 million, offset by increased revenue in Steel Manufacturing and Corporate and Other of approximately $3.7 million. The decrease in revenue in the Retail and Flooring Manufacturing segments was primarily due to reduced demand as a result of inflationary factors. The increase in revenue in the Steel Manufacturing segment was primarily due to passing on product price increases to customers. The increase in revenue in the Corporate and Other segment as compared to the prior year period was due to the consolidation of SW Financial in June 2021.

Cost of Revenue

Cost of revenue increased by 4.3% to approximately $45.9 million for the three months ended June 30, 2022, as compared to approximately $44.0 million for the three months ended June 30, 2021. Cost of revenue increases are due to inflationary pressures, and the consolidation of SW Financial in June 2021.

General and Administrative Expense

General and Administrative expenses decreased by 2.8% to approximately $13.4 million for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due to decreases in taxes and licenses costs, legal expenses, and employee compensation costs as a result of decreased bonus expense, partially offset by costs to acquire Kinetic.

Selling and Marketing Expense

Selling and marketing expense increased by 1.3% to approximately $3.1 million for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. Sales and marketing expenses remained relatively unchanged from the prior year period.

Interest Expense, net

Interest expense, net, decreased by 28.1% to approximately $674,000 for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The decrease is primarily due to the payoff of debt and related debt discount, favorable interest rates obtained from Precision's credit facility refinancing (see Note 9 of the unaudited consolidated financial statements), and the forgiveness of loans received under the Paycheck Protection Program (“PPP loan”).

Results of Operations Nine Months Ended March 31, 2022 and 2021

The following table sets forth certain statement of income items and as a percentage of revenue, for the nine months ended June 30, 2022 and 2021 (in $000’s):

	For the Nine Months Ended June 30, 2022	For the Nine Months Ended June 30, 2021

Select Data:
Revenue	$213,133	$202,439
Cost of revenue	138,215	128,614
General and administrative expenses	40,718	38,638
Sales and marketing expenses	9,480	8,539
Operating income	24,720	26,648
Interest expense, net	(2,549)	(4,057)
Provision for income taxes	7,848	7,381
Net income	$25,376	$23,907

Adjusted EBITDA (a)
Retail business	$11,270	$14,833
Flooring Manufacturing business	13,761	16,586
Steel Manufacturing business	7,113	4,600
Corporate and Other	(951)	(2,999)
Total Adjusted EBITDA	$31,193	$33,020

Adjusted EBITDA as a percentage of revenue
Retail business	17.0%	21.8%
Flooring Manufacturing business	14.1%	17.0%
Steel Manufacturing business	17.2%	12.6%
Corporate and Other	-12.3%	-804.0%
Consolidated adjusted EBITDA as a percentage of revenue	14.6%	16.3%

(a) See reconciliation of net income to Adjusted EBITDA below.

The following table sets forth revenues by segment (in $000’s):

	For the Nine Months Ended June 30, 2022		For the Nine Months Ended June 30, 2021
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Total Revenue
Revenue
Retail
Movies, Music, Games and Other	$65,915	30.9%	$67,216	33.2%
Appliances	264	0.1%	876	0.4%
Flooring Manufacturing	97,832	45.9%	97,428	48.1%
Steel Manufacturing	41,367	19.4%	36,546	18.1%
Corporate and Other	7,755	3.6%	373	0.2%
Total Revenue	$213,133	100.0%	$202,439	100.0%

The following table sets forth gross profit earned by segment and gross profit as a percentage of total revenue for each segment (in $000’s):

	For the Nine Months Ended June 30, 2022		For the Nine Months Ended June 30, 2021
	Gross Profit	Gross Profit % of Total Revenue	Gross Profit	Gross Profit % of Total Revenue
Gross Profit
Retail
Movies, Music, Games and Other	$34,571	16.2%	$36,309	17.9%
Appliances	155	0.1%	392	0.2%
Flooring Manufacturing	25,075	11.8%	28,204	13.9%
Steel Manufacturing	11,877	5.6%	8,565	4.2%
Corporate and Other	3,240	1.5%	355	0.2%
Total Gross Profit	$74,918	35.2%	$73,825	36.5%

Revenue

Revenue increased by approximately $10.7 million, or 5.3%, to approximately $213 million for the nine months ended June 30, 2022, as compared to the corresponding prior year period. The increase is primarily attributable to the increased revenue in Corporate and Other of approximately $7.4 million, the Steel Manufacturing segment of approximately $4.8 million, and the Flooring Manufacturing segment of approximately $404,000, offset by a decrease in revenue in the Retail segment of approximately $1.9 million. The increase in revenue for Corporate and Other is primarily due to the consolidation of SW Financial in June 2021. The increase in revenue in the Steel Manufacturing and Flooring Manufacturing segments was primarily due to increased customer demand, as well as the passing on product cost increases to customers. The decrease in revenue in the Retail segment was primarily due to reduced demand due to inflationary pressures, supply chain issues, and overall product sales mix.

Cost of Revenue

Cost of revenue increased by 7.5% to approximately $138.2 million for the nine months ended June 30, 2022, as compared to approximately $128.6 million for the nine months ended June 30, 2021. The increase is primarily attributable to the increases in revenues, as well as increased product costs due to inflationary pressures.

General and Administrative Expense

General and Administrative expenses increased by 5.4% to approximately $40.7 million for the nine months ended June 30, 2022, as compared to the nine months ended June 30, 2021, primarily due to acquisition costs to acquire Kinetic, increases in employee compensation and related costs as a result of our Retail segment opening new locations, and the consolidation of SW Financial in June 2021.

Selling and Marketing Expense

Selling and marketing expense increased by 11% to approximately $9.5 million for the nine months ended June 30, 2022, as compared to the nine months ended June 30, 2021, primarily due to increased convention and trade show activity, which was largely canceled in fiscal 2021 due to COVID, as well as compensation associated with the Marquis sales force.

Interest Expense, net

Interest expense, net, decreased by 37.2% to approximately $2.5 million for the nine months ended June 30, 2022, as compared to the nine months ended June 30, 2021. The decrease is primarily due to the payoff of debt and related debt discount, favorable interest rates obtained from Precision's credit facility refinancing (see Note 9 of the unaudited consolidated financial statements), and the forgiveness of loans received under the Paycheck Protection Program (“PPP loan”).

Results of Operations by Segment

	For the Three Months Ended June 30, 2022					For the Three Months Ended June 30, 2021
	Retail	Flooring Manufacturing	Steel Manufacturing	Corporate and Other	Total	Retail	Flooring Manufacturing	Steel Manufacturing	Corporate and Other	Total
Revenue	$19,227	$32,188	$14,974	$1,880	$68,269	$21,719	$34,234	$13,018	$124	$69,095
Cost of Revenue	9,001	24,722	10,964	1,233	45,920	10,035	24,377	9,609	8	44,029
Gross Profit	10,226	7,466	4,010	647	22,349	11,684	9,857	3,409	116	25,066
General and Administrative Expense	7,820	1,452	2,597	1,538	13,407	7,751	3,025	1,353	1,665	13,794
Selling and Marketing Expense	204	2,725	145	4	3,078	73	2,835	128	4	3,040
Operating Income (Loss)	$2,202	$3,289	$1,268	$(895)	$5,864	$3,860	$3,997	$1,928	$(1,553)	$8,232

Retail Segment

Revenue for the three months ended June 30, 2022 decreased by approximately $2.5 million, or 11.5%, as compared to the prior year, primarily due to reduced demand as a result of inflationary factors. Additionally, ApplianceSmart shutdown operations during the three months ended June 30, 2022, as discussed above. Cost of revenue decreased proportionately with the decrease in revenue. Operating income for the three months ended June 30, 2022 was approximately $2.2 million, as compared to operating income of approximately $3.9 million for the prior year period.

Flooring Manufacturing Segment

Revenue for the three months ended June 30, 2022 decreased by approximately $2.0 million, or 6%, as compared to the prior year period, primarily due to reduced customer demand as a result of inflationary pressures. Cost of revenue for the three months ended June 30, 2022 increased, as compared to the prior year period, primarily due to increases in raw material costs. General and administrative expenses decreased by approximately $1.6 million for the three months ended June 30, 2022 primarily due to decreases in taxes and licenses costs, as well as employee compensation costs as a result of decreased bonuses. Operating income for the three months ended June 30, 2022 was approximately $3.3 million, as compared to operating income of approximately $4.0 million for the prior year period.

Steel Manufacturing Segment

Revenue for the three months ended June 30, 2022 increased by approximately $2.0 million, or 15%, as compared to the prior year period, primarily due to passing on of product price increases to customers. Cost of revenue for the three months ended June 30, 2022 increased proportionately with the increase in revenue. Operating income for the three months ended June 30, 2022 was approximately $1.3 million, as compared to operating income of approximately $1.9 in the prior period. The decrease in operating income is primarily due to acquisition costs incurred to acquire Kinetic.

Corporate and Other Segment

Segment results for Corporate and Other includes our directory services business and our investment in SW Financial. Revenues for the three months ended June 30, 2022 increased by $1.8 million primarily due to the addition of SW Financial as a VIE during June 2021. Cost of revenue for the three months ended June 30, 2022 increased proportionately with revenue for the reason stated. Operating loss for the three months ended June 30, 2022 was approximately $895,000, as compared to a loss of approximately $1.6 million in the prior period. Revenues and operating income for our directory services business continue to decline due to decreasing renewals. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business. We anticipate revenues from our investment in SW Financial to trend upward in the future.

	For the Nine Months Ended June 30, 2022					For the Nine Months Ended June 30, 2021
	Retail	Flooring Manufacturing	Steel Manufacturing	Corporate and Other	Total	Retail	Flooring Manufacturing	Steel Manufacturing	Corporate and Other	Total
Revenue	$66,179	$97,832	$41,367	$7,755	$213,133	$68,092	$97,428	$36,546	$373	$202,439
Cost of Revenue	31,453	72,757	29,490	4,515	138,215	31,391	69,224	27,981	18	128,614
Gross Profit	34,726	25,075	11,877	3,240	74,918	36,701	28,204	8,565	355	73,825
General and Administrative Expense	24,162	4,677	5,813	6,066	40,718	22,871	6,575	4,321	4,871	38,638
Selling and Marketing Expense	420	8,626	423	11	9,480	406	7,471	430	232	8,539
Operating Income (Loss)	$10,144	$11,772	$5,641	$(2,837)	$24,720	$13,424	$14,158	$3,814	$(4,748)	$26,648

Retail Segment

Revenue for the nine months ended June 30, 2022 decreased by approximately $1.9 million, or 2.8%, as compared to the prior year, primarily due to reduced demand as a result of inflationary factors and supply chain issues, offset by increased retail pricing and additional locations added at Vintage Stock. Further, ApplianceSmart shutdown operations during the nine months ended June 30, 2022, as described above. Retail sales at our Vintage Stock locations during the nine months ended June 30, 2022 were impacted by the lack of stimulus payments and timely tax refunds customers received during the nine months ended June 30, 2021. Cost of revenue increased due to changes in product mix, as well as other inflationary pressures. Operating income for the nine months ended June 30, 2022 was approximately $10.1 million, as compared to operating income of approximately $13.4 million for the prior year period.

Flooring Manufacturing Segment

Revenue for the nine months ended June 30, 2022 increased moderately as compared to the prior year period, primarily due to greater demand for various grades of flooring, as well increases in sales prices. The shift in demand in flooring grades was generally toward higher priced product. Sales price increases were primarily due to higher product costs relating to inflationary pressures that were passed on to customers. Cost of revenue for the nine months ended June 30, 2022 increased primarily due to increases in raw material costs, as compared to the prior year period. General and administrative expenses decreased by approximately $1.9 million primarily due to decreases in taxes and licenses costs, as well as employee compensation costs as a result of decreased bonuses. Sales and marketing expenses increased by approximately $1.2 million for the nine months ended June 30, 2022 primarily due to increased convention and trade show activity, as well as increased compensation associated with the Marquis sales force. Operating income for the nine months ended June 30, 2022 was approximately $11.8 million, as compared to operating income of approximately $14.2 million for the prior year period.

Steel Manufacturing Segment

Revenue for the nine months ended June 30, 2022 increased by approximately $4.8 million, or 13.2%, as compared to the prior year period, primarily due to increased sales prices resulting from rising costs. Cost of revenue for the nine months ended June 30, 2022 increased by approximately $1.5 million, or 5.4%, as compared to the prior year period, as a percentage of sales due to improved manufacturing efficiencies and increased revenue due to price increases. Operating income for the nine months ended June 30, 2022 was approximately $5.6 million, as compared to operating income of approximately $3.8 million in the prior period. The increase in operating income is primarily due to an increase in gross profit.

Corporate and Other Segment

Results for Corporate and Other includes our directory services business and our investment in SW Financial. Revenues for the nine months ended June 30, 2022 increased by approximately $7.4 million primarily due to the addition of SW Financial as a VIE during June 2021. Cost of revenue for the nine months ended June 30, 2022 increased proportionately with revenue due to inflationary pressures and the consolidation of SW Financial in June 2021. Operating loss for the nine months ended June 30, 2022 was approximately $2.8 million, as compared to a loss of approximately $4.7 million in the prior period. Revenues and operating income for our directory services business continue to decline due to decreasing renewals. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business. We anticipate revenues from our investment in SW Financial to trend upward in the future.

Adjusted EBITDA Reconciliation

The following tables present a reconciliation of Adjusted EBITDA from net income for the three and nine months ended June 30, 2022 (in 000’s):

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$3,472	$9,933	$25,376	$23,907
Depreciation and amortization	1,571	1,670	4,616	5,089
Stock-based compensation	—	(56)	37	230
Interest expense, net	674	938	2,549	4,057
Income tax expense	1,365	2,703	7,848	7,381
Gain on bankruptcy settlement	—	(650)	(11,352)	(1,765)
Gain/loss on extinguishment of debt	(279)	(4,768)	84	(6,150)
Acquisition costs	974	—	974	—
Write-off of fixed assets	438		438	—
Write-off of ROU assets	522		522	—
Other non-recurring company initiatives	103	—	101	—
Non-recurring loan costs	—	—	—	271
Adjusted EBITDA	$8,840	$9,770	$31,193	$33,020

Adjusted EBITDA decreased by approximately $930,000, or 9.5%, for the three months ended June 30, 2022, as compared to the prior year period. The decrease is primarily due to decreases in revenue and gross profit, as discussed above.

Adjusted EBITDA decreased by approximately $1.8 million, or 5.5%, for the nine months ended June 30, 2022, as compared to the prior year period. The decrease is primarily due to increases in cost of revenue and increases in SG&A expenses, as discussed above.

Liquidity and Capital Resources

As of June 30, 2022, we had total cash on hand of approximately $3.6 million and approximately $32.0 million of available borrowing under our revolving credit facilities. As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature, and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and, overall market conditions.

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

Working Capital

We had working capital of approximately $72.0 million as of June 30, 2022, as compared to working capital of approximately $33.8 million as of September 30, 2021; an increase of approximately $38.1 million. The increase is primarily due to the net assets received from the acquisition of Kinetic, and an increase in inventories, and decreases in debtor-in-possession liabilities, accrued liabilities, and the current portion of notes payable to related parties, partially offset by increases in accounts payable and the current portion of long-term debt.

Cash Flows from Operating Activities

The Company’s cash, as of June 30, 2022, was approximately $3.6 million compared to approximately $4.7 million as of September 30, 2021, a decrease of approximately $1.1 million. Net cash provided by operations was approximately $10.8 million for the nine months ended June 30, 2022, as compared to net cash provided by operations of approximately $32.2 million for the nine months ended June 30, 2021. The decrease was primarily due to purchases of inventory, and the timing of payments on accrued liabilities.

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

Cash Flows from Investing Activities

Our cash flows used in investing activities of approximately $32.7 million for the nine months ended June 30, 2022 consisted primarily of the Kinetic acquisition, as well as purchases of property and equipment. Our cash flows used in investing activities of approximately $14.5 million for the nine months ended June 30, 2021 consisted of purchases of property and equipment and our purchase of SW Financial.

Cash Flows from Financing Activities

Our cash flows provided by financing activities of approximately $20.8 million during the nine months ended June 30, 2022 consisted of proceeds from notes payable of approximately $20.3 million, and approximately $18.2 million in net proceeds under revolver loans, partially offset by payments of notes payable and financing leases of approximately $15.2 million, and purchases of treasury stock in the amount of approximately $2.5 million. Proceeds from borrowings under revolver loans, and the issuance of notes payable was primarily associated with the acquisition of Kinetic.

Our cash flows used in financing activities of approximately $16.1 million during the nine months ended June 30, 2021 consisted of payments on notes payable and related notes payable of approximately $15.1 million, net payments under revolver loans of approximately $3.2 million, and purchases of treasury stock in the amount of approximately $409,000, partially offset by the issuance of notes payable of approximately $2.3 million associated with the acquisition of a facility by Marquis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2022, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision, and with the participation of our management, including our principal executive officer (our CEO) and principal financial officer (our CFO), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure due to material weaknesses in internal control over financial reporting further described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal controls over financial reporting was ineffective as of June 30, 2022. Management noted the following deficiencies that management believes to be material weaknesses:

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

In response to the above identified weaknesses in our internal control over financial reporting, we have completed an engagement with a third party that assisted management in improving the documentation of our internal control policies and procedures and developed an internal testing plan to document our evaluation of effectiveness of our internal controls. Based on the work completed as of June 30, 2022, we expect to conclude on these remediation initiatives during the fiscal year ended September 30, 2022. We continue to evaluate testing of our internal control policies and procedures, including assessing internal and external resources that may be available to complete these tasks, but do not know when these tasks will be completed.

A material weakness (within the meaning of PCAOB Auditing Standard No. 2201) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Other than as noted above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 2, 2021, the SEC filed a civil complaint (the “SEC Complaint”) in the United States District Court for the District of Nevada naming the Company and two of its executive officers as defendants (collectively, the “Defendants”). The SEC Complaint alleges various financial, disclosure, and reporting violations related to income and earnings per share, purported undisclosed stock promotion and trading, and undisclosed executive compensation from 2016 through 2018. The violations are brought under Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5; Sections 13(a), 13(b)(2)(B) and 13(b)(5) of the Exchange Act and Rules 12b-20, 13a-1, 13a-14, 13a-13, 13b2-1, 13b2-2; Section 14(a) of the Exchange Act and Rule 14a-3; and Section 17(a) of the Securities Act of 1933. The SEC seeks permanent injunctions against the Defendants, officer-and-director bars, disgorgement of profits, and civil penalties. The foregoing is only a general summary of the SEC Complaint, which may be accessed on the SEC’s website at https://www.sec.gov/litigation/litreleases/2021/lr25155.htm.

The Company continues to assert that the SEC’s pursuit of this matter will not result in any benefit to investors and instead will only serve as a distraction from its core business activities. On October 1, 2021, the Defendants, filed their motions with the court to dismiss the complaint. The SEC filed its response opposing the motions on November 1, 2021. The Defendants filed their reply to the SEC’s opposition on November 15, 2021. The motions to dismiss are now under submission and the court has not yet scheduled a hearing date. Pursuant to the automatic stay of proceedings under the Private Securities Litigation Reform Act, all discovery has been stayed pending a ruling on the motions to dismiss.

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

ITEM 1A. Risk Factors

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of funds

On February 20, 2018, the Company announced a $10 million common stock repurchase program. During the nine months ended June 30, 2022, the Company repurchased 79,828 shares of common stock under this program at a cost of approximately $2.5 million. As of June 30, 2022, the Company has approximately $4.2 million available for repurchases under this program.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Quarterly Report.

10.92		Credit and Security Agreement, dated as of January 20, 2022, between Fifth Third Bank, National Association, and Precision Industries, Inc.	8-K	001-33937	10.92	01/25/22
10.93		Trademark Security Agreement, dated as of January 20, 2022, by and between Precision Industries, Inc., and Fifth Third Bank, National Association	8-K	001-33937	10.93	01/25/22
10.94		Guaranty, dated as of January 20, 2022, by Precision Affiliated Holdings LLC for the benefit of Fifth Third Bank, National Association	8-K	001-33937	10.94	01/25/22
10.95		Guarantor Security Agreement, dated as of January 20, 2022, by and between Precision Affiliated Holdings LLC, and Fifth Third Bank, National Association	8-K	001-33937	10.95	01/25/22
10.96		Stock Pledge Agreement, made as of January 20, 2022, by Precision Affiliated Holding LLC, to Fifth Third Bank, National Association	8-K	001-33937	10.96	01/25/22
10.97		Purchase Agreement by and among Cash L. Masters Revocable Trust dated October 19, 2005, Cash L. Masters, and Precision Industries, Inc., dated June 28, 2022	8-K	001-33937	10.97	7/5/222
10.98		Real Estate Purchase Agreement by Plant B-6, LLC and Precision Industries, Inc., dated June 27, 2022	8-K	001-33937	10.98	7/5/22
10.99		Real Estate Sales Agreement by Precision Industries, Inc. and Moss Family Trust, dated June 28, 2022	8-K	001-33937	10.99	7/5/22
10.100		Lease Agreement between and among The Kinetic Co., Inc., Precision Industries, Inc., d/b/a Precision Marshall Steel Company and Moss Family Trust, a California Trust, dated June 28, 2022	8-K	001-33937	10.100	7/5/22
10.101		Employment Agreement by and between The Kinetic Co., Inc. and Cash L. Masters	8-K	001-33937	10.101	7/5/22
10.102		First Amendment to Employment Agreement by and between The Kinetic Co., Inc. and Rocky Sperka	8-K	001-33937	10.102	7/5/22
10.103		Employment Agreement by and between The Kinetic Co., Inc. and Jay Judkins	8-K	001-33937	10.103	7/5/22
31.1	*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Ventures Incorporated

Dated: August 11, 2022	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 11, 2022	/s/ David Verret
Chief Financial Officer
(Principal Financial Officer)