Form 10-K
period 2022-09-30
LIVE VENTURES Inc
filed 2022-12-16
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed based on the closing sales price of such stock on March 31, 2022 was approximately $55,025,609.

The number of shares outstanding of the registrant’s common stock, as of December 13, 2022, was 3,052,328 shares.

DOCUMENTS INCORPORATED BY REFERENCE None

LIVE VENTURES INCORPORATED

FORM 10-K

For the year ended September 30, 2022

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

PART I

ITEM 1. Business

Our Company

The “Company,” “Live Ventures,”, “Live”, “we,” “our,” and “us” are used interchangeably to refer to Live Ventures Incorporated and its subsidiaries, as appropriate in the context.

Live Ventures Incorporated (Nasdaq: LIVE) is a diversified holding company with a strategic focus on value-oriented acquisitions of domestic middle-market companies. Live Ventures’ acquisition strategy is industry agnostic, and focuses on well-run, closely held businesses with a demonstrated track record of earnings growth and cash flow generation. The Company looks for opportunities to partner with management to build increased stockholder value through a disciplined buy-build-hold, long-term focused strategy. Live Ventures was founded in 1968 and later refocused under our CEO and strategic investor, Jon Isaac. The Company’s current portfolio of diversified operating subsidiaries includes companies in the textile, flooring, tools, steel, entertainment, and financial services industries.

Live's operating businesses are managed on a decentralized basis. There are no centralized or integrated business functions (such as sales, marketing, purchasing, or human resources) and there is minimal involvement by the Company’s corporate headquarters staff in the day-to-day business activities of our operating businesses. Live Ventures’ corporate management is ultimately responsible for significant capital allocation decisions, investment activities, and the selection of a Chief Executive Officer to head each of Live's operating businesses. Live's corporate management team is also responsible for establishing and monitoring Live Ventures’ corporate governance practices, monitoring governance efforts, including those at the operating businesses, and participating in the resolution of governance-related issues, as needed.

Available Information

Live’s website, located at www.liveventures.com, provides additional information about us. On our website, anyone can obtain, free of charge, this year's and prior year's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all of our other filings with the SEC. Recent press releases are also available on our website. Live’s website also contains important information regarding our corporate governance practices. Information contained on our website is not incorporated into this Annual Report on Form 10-K.

Products and Services

Retail Segment

Vintage Stock

Vintage Stock is an award-winning, specialty entertainment retailer with 68 storefronts across the U.S. Vintage Stock enjoys a wide customer base comprised of electronic entertainment enthusiasts, avid collectors, female gamers, children, seniors and more. Vintage Stock offers a large selection of entertainment products including new and pre-owned movies, video games, and music products, as well as additional products, such as books, comics, toys and collectibles—all available in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells and trades new and pre-owned movies, music, video games, electronics and collectibles through various brand names including Vintage Stock, Movie Trading Company, EntertainMart and V-Stock strategically positioned across Arkansas, Colorado, Idaho, Illinois, Kansas, Missouri, Nebraska, New Mexico, Oklahoma, Texas, and Utah. Stores range in size from 3,000 square feet to as large as 46,000 square feet, depending on market draw and population density. In addition to offering a wide array of products, Vintage Stock also offers services to customers, such as rentals, special orders, disc and video game hardware repair and more. Vintage Stock sells its new and used movies, video games, music, and toys through http://www.vintagestock.com. Vintage Stock’s “Cooler Than Cash” program is its customer-reward program. When Vintage Stock customers bring in items to sell, they have two options: (i) sell their pre-owned products for cash or (ii) opt for store credit and receive a 50% bonus.

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

Marketing

Vintage Stock. Vintage Stock markets its stores primarily via social media apps, SMS text messages, including, but not limited to, individual store and corporate Facebook and Twitter accounts. We have an approximately 900,000-customer list for distribution of our digital new release catalog and promotion of online and brick and mortar sales and coupons. Vintage Stock also uses guerrilla marketing by partnering and setting up booths with movie theaters for blockbuster releases, various trade fairs, and school donations.

Our Market

Vintage Stock. According to the Entertainment Software Association (“ESA”), today’s video games provide rich, engaging entertainment for players across all platforms. The 2022 Essential Facts About the Computer and Video Game Industry Report (the “Video Game Industry Report”) underscores how video games have evolved into a mass medium, noting that over 215 million adults in the United States play video games, and 69% of Americans have at least one gamer in their household. Today, two in three Americans play video games at least weekly, and nine in 10 players say they spend as much or more time playing now as they did at the pandemic’s peak.

According to the ESA, the following statistics show the benefits of video games. The average video game player is 33 years old. Ages 18-34 make up 36% in the age breakdown and 76% of all players are over 18. This shows that growing numbers across age and gender are finding positive benefits of video game play. Sixty-five percent of American adults play video games, an increase from 45% in 2015. Ninety-seven percent of American players view games as beneficial in some ways and eighty-nine percent view games as useful for building skills. Eighty-eight percent of American players agree video games can bring different types of people together and ninety percent of American players agree video games can create accessible experiences for people with different abilities.

Competition

Vintage Stock. Vintage Stock’s industry is intensely competitive and subject to rapid changes in consumer preferences and frequent product introductions. Competition is based on the ability to adopt new technology, aggressive franchising, the establishment of brand names and quality of collections. We compete with mass merchants and regional chains; computer product and consumer electronics stores; other video game and PC software specialty stores; toy retail chains; direct sales by software publishers; and online retailers and game rental companies. However, we have established a presence in areas where we believe that we can take a greater portion of market share. We also compete with sellers of pre-owned and value video game products. Additionally, we compete with other forms of entertainment activities, including casual and mobile games, movies, television, theater, sporting events and family entertainment centers.

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

On July 1, 2022, Marquis acquired certain assets and intellectual property related to the carpet-backing operations of Better Backers, Inc. (“Better Backers”). For more than 40 years, Better Backers has earned a reputation for quality products and excellent service after the sale. A quality workforce of approximately 54 employees was transitioned as part of the purchase, and that workforce is critical to maintaining the high level of quality.

At September 30, 2022, Marquis operated its business through nine brands, each specializing in a distinct area of the business. Marquis’ flooring source division is the largest of all of the brands. The following is a breakdown of each brand and the specialized products sold:

Brand	Products and/or Services
Artisans Hospitality	Carpets to commercial and hospitality markets
Astro Carpet Mills	Specialty printed carpet to the entertainment industry and artificial turf
Better Backers Finishing	Commission carpet coating and finishing services
Constellation Industries	Contract commission printing
Gulistan Floorcoverings	All forms of floor covering to residential dealers featuring patterned and branded carpets
Lonesome Oak	Residential carpet to dealers featuring PET and Nylon specials
Lonesome Oak Manufactured Housing	All forms of floor covering to manufactured housing factories
Marquis Industries	All forms of floor covering to dealers and home centers
Omega Pattern Works	Specialty printed carpet to the entertainment industry (bowling alleys, fun centers, movie theaters, and casinos)

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

Industry and Market

Marquis is an integrated carpet manufacturer and distributor of carpet and hard-surface flooring within a fragmented industry composed of a wide variety of companies from small privately held firms to large multinationals. In 2021, the U.S. floor covering industry had an estimated $33.7 billion in sales.

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

Our Market

Carpet and Rugs

The carpet and rug industry had shipments of approximately $13.0 billion in 2021. The carpet and rugs industry has two primary markets, residential and commercial, with the residential market making up the largest portion of the industry. The industry has two primary sub-markets, replacement and new construction, with the replacement market making up the larger portion of the sub-markets. Approximately 56.7% of industry shipments are made in response to residential replacement demand.

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

Hard Surfaces

Hard flooring surfaces, such as ceramic, luxury vinyl tile, hardwood, stone, and laminate, had shipments of approximately $20.7 billion in 2021. As with carpet and rugs, the market is split between residential and commercial and replacement and new construction, with residential replacement being the largest segment of the market.

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

Raw Materials and Suppliers

We believe that we will have access to an adequate supply of raw material on satisfactory commercial terms for the foreseeable future, as we are not dependent on any single supplier. We expect to receive adequate supply to service new and existing customers.

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

Manufacturing

Marquis has multiple manufacturing facilities with state-of-the-art equipment in all phases of its vertically integrated production, from extrusion of yarn-to-yarn processing to tufting and finishing carpet. Marquis manufactures high quality products and offer unique customization with exceptionally short lead-times. Marquis’ investment in new yarn extrusion capacity will allow expansion into new markets while reducing production costs. The new equipment allows Marquis to reduce production costs and increase margins.

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

The Kinetic Co., Inc.

On June 28, 2022, Precision Marshall acquired The Kinetic Co., Inc. (“Kinetic”). Kinetic is a highly recognizable and regarded brand name in the production of industrial knives and hardened wear products for the tissue and metals industries and is known as a one-stop shop for in-house grinding, machining, and heat-treating. Kinetic was founded by the Masters family in 1948 and is headquartered in Greendale, Wisconsin. Kinetic manufactures more than 90 types of knives and numerous associated parts with modifications and customizations available to each. Kinetic employs approximately 100 non-union employees. The company’s website is www.knifemaker.com.

Products

Precision Industries, Inc.

Deluxe Alloy Plate

Precision Marshall provides three alloy plate products in sizes from 1/4 inch to 8 inches in thickness. These de-carb-free heat treated, and annealed plates are square and within a .020 tolerance on the surface allowing distributors to save cutting time, kerf loss and machining time.

Deluxe Tool Steel Plate

Offering six different grades from 1/4 inch to 8 inches in thickness commonly used in the tooling industry, these square decarb-free, pre-heat-treated plates are finished to .020 tolerance, to provide distributors with the perfect plate to service their customers.

Precision Ground Flat Stock

Over 4,000 size/grade combinations across ten grades of tool steel, alloy and stainless steel are available every day and shipped the same day out of Precision Marshall national distribution center in Bolingbrook, Illinois over 99% of the time. These flat bars are finished to a 32 RMS finish within an .001 tolerance on the surface and are produced and available off the shelf in 18, 24, 36, and 72 inch and one-meter lengths. Custom, special tolerance items are made to order and typically shipped in three calendar days or less.

Drill Rod

Eight grades with over 800 diameter/grade combinations of polished round bars in lengths of 36, 72, and 144 inches are available for immediate shipment from the national distribution center.

The Kinetic Co., Inc.

Kinetic manufactures and sells steel perforation blades and tungsten carbine anvils for paper or tissue-converting machinery; fly knives for napkin folding machinery; cut-off blades for diaper machinery, wrapper knives for tissue, film, and foil wrapping machines, chopper blades used in tissue, towel, and printing machinery, and tube and core cutter blades, core saws, slitters, slitter anvils, sheeted knives, pulp cutters, guillotine blades, roll splitter blades to the tissue/paper industry. Kinetic also manufactures profile knives, shear blades, scrap choppers, and side trimmers for the steel industry.

Industry and Market

Precision Industries, Inc.

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

The Kinetic Co., Inc.

Kinetic primarily serves three industries or market segments, which include the tissue industry, steel industry, and contract work. The majority of Kinetic's revenues are derived from replacement knives or products specifically designed and manufactured to replace wear parts on cutting equipment. Kinetic has a world class reputation and is a respected brand in the industries it serves. Kinetic differentiates itself from its competition being a one-stop-shop for grinding, machining, and heat treating. Much of the work done by Kinetic is very specialized and its customers demand high quality and reliable products to keep production lines running. Kinetic has a customer base consisting of approximately 800 customers, and is very diversified, broad and stable. Ninety-five percent of Kinetic's revenues are from sales to companies located in the U.S.

Our Market

Precision Industries, Inc.

Deluxe Alloy Plate

The De-Carb Free Alloy Plate Industry through distribution provides steel for molds and tooling across virtually all manufacturing segments with a dominance in the automobile industry. The alloy plate trade named “Marshalloy” comes in Heat Treat, Annealed and the superior proprietary mold quality which provides tighter chemistry and higher machine and polish ability.

Deluxe Tool Steel Plate

The De-Carb Free Tool Steel Plate Market in North America supplies pre-heat-treated plates that are commonly used to make tools, dies and industrial knives used in a variety of industries with a dominance in the automotive industry.

Precision Ground Flat Stock

The Precision Ground Flat Stock market provides refined tool steel, alloy and stainless flat bars are used to make tools, dies, holder blocks and industrial knives across all North American Manufacturing categories. Offering tight tolerances and a line ground finish, this product saves tool and die makers time and money by the off-the-shelf product being closer to the finished tool, die or industrial knife.

Drill Rod

Drill Rod are tight tolerance pre-hardened round bars below two inches in diameter used in punching presses and screw applications.

The Kinetic Co., Inc.

The largest industry served by Kinetic is the Tissue Industry with well in excess of 400 customers. Kinetic also serves 200 steel mills or steel service centers across the US and Canada. The contract business at Kinetic is a catchall segment consisting of a wide range of products and services ranging from plate grinding or milling for customers to countless specialized needs companies which require precision machining, grinding and heat treat applications.

Competition

Precision Industries, Inc.

The tool and die steel market in North America is highly competitive and requires a high investment in inventory, manufacturing, and service infrastructure. There are several long-standing competitors in each product segment. Precision Industries competes through speed of service by having high inventory availability and an easy to purchase customer experience.

The Kinetic Co., Inc.

A number of companies compete with Kinetic in the tissue/paper industry. The primary competitors are International Knife and Saw (“IKS”), located in South Carolina, Everwear, located in Missouri, and TKM, located in Germany. Kinetic produces a wider range of products than its competitors in the tissue/paper industry. Competitors in the steel industry include IKS, American Shear Knife (“ASKO”), which manufactures in Mexico, or overseas, and Modern Machine located in Indiana. Small machine shops are competitors to the Kinetic contract segment.

Raw Material and Suppliers

Precision Industries, Inc.

There are a limited number of suppliers in the world market across each product category. Precision Marshall has developed a strength by securing a dedicated supply chain across several of its product offerings. Precision Marshall works with almost all the highly specialized providers and has more than adequate sourcing options.

The Kinetic Co., Inc.

There are a limited number of specialized tool steel suppliers in the world, and many are located in Europe. Kinetic has established long-term relationships with all of its foreign and domestic tool steel suppliers. Long lead times have become an added challenge in recent years, however, Kinetic does significant advanced planning to assure the timely receipt and stocking of inventory levels.

Sales, Marketing, and Distribution

Precision Industries, Inc.

Precision Marshall has two distribution centers that hosts its products. The national distribution center is strategically located and can service the tooling hub of the Midwest. The Company manufactures all products and holds the inventory for the Deluxe Alloy and Deluxe Tool Steel plate products at its corporate headquarters in Washington, Pennsylvania. Precision Marshall has more than 18 people selling, marketing, and distributing its products.

The Kinetic Co., Inc.

Kinetic distributes all of its products from its Greendale, Wisconsin headquarters facility. Kinetic will carry some finished goods inventory, which is located either in Greendale, or at a warehouse facility in Milwaukee, Wisconsin. The majority of Kinetic products are manufactured in Greendale and shipped upon completion. The Kinetic sales team consists of direct salespeople comprised of both employee Territory Sales Managers and outside sales representatives. This team of salespeople calls on customers and prospects located throughout the US. Kinetic also has a seasoned four-person inside sales team which is specialized in the market, and offers tremendous technological knowledge and insight to its customers.

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

Human Capital Resources

As of September 30, 2022, we had approximately 1,249 employees, of whom approximately 952 were full-time employees, in the United States. Collective bargaining agreements covering 49 employees at Precision Marshall were successfully renegotiated during 2021 without a work stoppage and were extended to 2026. We believe that we have a good relationship with both our unionized and non-unionized employees. We recognize that attracting, motivating and retaining talent at all levels is vital to continuing our growth and success. We offer industry-competitive wages and benefits; we are committed to maintaining a workplace environment that promotes employee productivity and satisfaction.

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
•
the COVID-19 pandemic and resulting adverse economic conditions has had and may continue to have a negative impact on our business, financial condition and results of operations;
•
technical difficulties or failures affecting our systems in general; and
•
the fixed nature of a significant amount of our operating expenses.

Our obligations under our consolidated indebtedness are significant.

As of September 30, 2022, we had approximately $86.3 million of total consolidated indebtedness outstanding consisting of (in 000's):

Bank of America Revolver Loan, variable interest rate, matures January 2025	$10,143
Texas Capital Bank Revolver Loan, variable interest rate, matures November 2023	9,391
Fifth-Third Bank Revolver, variable interest rate, matures January 2027	23,573
Fifth-Third Bank Term Loan, variable interest rate, matures January 2027	3,167
Fifth-Third Bank Term Loan, variable interest rate, matures January 2027	3,857
Fifth-Third Bank Special Advance Term Loan, SOFR + 375 basis points, matures June 2025	917
Note Payable to the Sellers of Kinetic, 7.0% interest rate, matures September 2027	3,000
Note #3 Payable to Banc of America Leasing & Capital LLC, 4.8% interest rate, matures December 2023	751
Note #4 Payable to Banc of America Leasing & Capital LLC, 4.9% interest rate, matures December 2023	231
Note #5 Payable to Banc of America Leasing & Capital LLC, 4.7% interest rate, matures December 2024	1,406
Note #6 Payable to Banc of America Leasing & Capital LLC, 4.7% interest rate, matures July 2024	471
Note #7 Payable to Banc of America Leasing & Capital LLC, 3.2% interest rate, matures February 2027	3,542
Note #8 Payable to Banc of America Leasing & Capital LLC, 4.0% interest rate, matures September 2027	2,500
Note #9 Payable to Banc of America Leasing & Capital LLC, 3.75% interest rate, matures December 2026	4,815
Note payable to the Sellers of Precision Marshall, no state or implied interest rate, buyer holdback	2,500
Note Payable to Store Capital Acquisitions, LLC, 9.3% interest rate, matures June 2056	9,171
Note payable to individual, 11.0% interest rate, payable on 90-day written notice	207
Note payable to individual, 10.0% interest rate, payable on 90-day written notice	500
Note payable to individual, noninterest bearing, monthly payments of $19 through March 2023	139
Note payable to individual, 7.0% interest rate, five-year notes, unsecured	198
Note payable RSSI/(VSSS), no stated or implied interest rate, matures March 2023	130
Notes payable JCM Holdings, 6.0% interest rate, matures January 2030	1,656
Total notes payable	82,265

Isaac Capital Group, LLC, 12.5% interest rate, matures May 2025	2,000
Spriggs Investments, LLC, 10% interest rate, matures July 2023	2,000
Total notes payable to related parties	4,000

Total indebtedness	$86,265

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

•
exposing us to interest rate risk due to the variable interest rate on borrowings under certain of our credit facilities; and

•
causing our failure to comply with the financial and restrictive covenants contained in our current or future indebtedness, which could cause a default under such indebtedness and which, if not cured or waived, could have a material adverse effect on us.

Because of our floating rate credit facilities, we may be adversely affected by interest rate changes.

Our financial position may be affected by fluctuations in interest rates, as our floating rate credit facilities are subject to floating interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. Due to our current borrowings against our floating rate credit facilities, or if we were to increase our floating rate credit borrowings, a significant increase in interest rates generally could have an adverse effect on our financial condition and results of operations. As of the year ended September 30, 2022, the amount of floating rate credit borrowings is approximately $51.0 million.

If we do not effectively manage our growth and business, our management, administrative, operational, and financial infrastructure and results of operations may be materially and adversely affected.

We have expanded our Company over the past few years through the acquisition of different businesses in different industries. We intend to acquire additional businesses (possibly in different sectors) in the future. Significant expansion of our present operations will be required to capitalize on potential growth in market opportunities, will require us to add additional management personnel, and will require us to continue to upgrade our financial and management systems and controls and information technology infrastructure. Any further expansion will also place a significant strain on our existing management, operational, and financial resources. Additionally, due to changing conditions in financial markets, financing may be more difficult to obtain at rates and terms that are acceptable to the Company.

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

If we identify a material weakness in our internal control over financial reporting, fail to remediate a material weaknesses, or fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

The effectiveness of any controls or procedures is subject to certain inherent limitations, and as a result, there can be no assurance that our controls and procedures will prevent or detect misstatements. Even an effective system of internal control over financial reporting will provide only reasonable, not absolute, assurance with respect to financial statement preparation. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

If we fail to remediate a material weakness, or are otherwise unable to maintain effective internal control over financial reporting, management could be required to expend significant resources and we could fail to meet our public reporting requirements on a timely basis, and be subject to fines, penalties, investigations or judgements, all of which could negatively affect investor confidence and adversely impact our stock price.

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

On February 21, 2018, the Company received a subpoena from the SEC and a letter from the SEC stating that it is conducting an investigation. On October 1, 2018, the Company received a letter from the SEC requesting information regarding a potential violation of Section 13(a) of the Securities Exchange Act of 1934, based upon the timing of the Company’s Form 8-K filed on February 14, 2018. On August 12, 2020, three of the Company’s corporate executive officers (together, the “Executives”) each received a “Wells Notice” from the Staff of the SEC relating to the Company’s SEC investigation. On October 7, 2020, the Company received a “Wells Notice” from the Staff of the SEC relating to the Company’s previously-disclosed SEC investigation. On August 2, 2021, the SEC Complaint was filed and, on August 13, 2021, the Sieggreen Class Action was filed. On October 1, 2021, the Company filed a motion to dismiss the SEC Complaint. The SEC filed its response opposing the motions on November 1, 2021. The defendants filed their reply responses to the SEC’s opposition on November 15, 2021. On September 7, 2022, the court denied the motions to dismiss.

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

Our acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities or convertible debt securities, significant write-downs of goodwill, and other intangible assets and exposure to undisclosed or potential liabilities of the acquired companies. To the extent that the goodwill arising from the acquisitions carried on the financial statements does not pass the annual goodwill impairment test, excess goodwill will be charged to, and reduce, future earnings.

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

Sales of products by Vintage Stock are driven, in part, by discretionary spending by consumers. Consumers are typically more likely to make discretionary purchases, including purchasing movies, games, music, and other discretionary products when there are favorable economic conditions. Consumer spending may be affected by many economic factors outside of our control, such as a decline in consumer confidence in current and future economic conditions, levels of employment, consumer debt levels, and inflation. These and other economic factors could negatively impact our business, results of operations and financial condition.

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

Technological advances in the delivery and types of video, video games and PC entertainment software, as well as changes in consumer behavior related to these new technologies, could lower Vintage Stock’s sales.

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

As a seller of certain consumer products, Vintage Stock is subject to various federal, state, and local laws, regulations, and statutes related to product safety and consumer protection.

While Vintage Stock takes steps to comply with these laws, there can be no assurance that they will be in compliance, and failure to comply with these laws could result in penalties that could have a negative impact on their respective businesses, financial condition, and results of operations, cash flows and liquidity. Each of them may also be subject to involuntary or voluntary product recalls or product liability lawsuits. Direct costs or reputational damage associated with product recalls or product liability lawsuits, individually or in the aggregate, could have a negative impact on future revenues and results of operations, cash flows and liquidity.

International events could delay or prevent the delivery of products to our suppliers.

Some of Vintage Stock’s suppliers rely on foreign sources to manufacture a portion of the products or raw materials that we purchase from them. As a result, any event causing a disruption of imports, including natural disasters or the imposition of import restrictions or trade restrictions in the form of tariffs or quotas, could increase the cost and reduce the supply of products available to Vintage Stock, which could lower their sales and profitability and, indirectly, ours.

If we are unable to renew or enter into new leases on favorable terms, our revenue growth may decline.

All of Vintage Stock’s retail stores are located in leased premises. If the cost of leasing existing stores increases, neither entity can be certain that either will be able to maintain their respective existing store locations as leases expire. In addition, neither entity may be able to enter into new leases on favorable terms or at all, or may not be able to locate suitable alternative sites or additional sites for new store expansion in a timely manner. Their revenues and earnings may decline if they fail to maintain existing store locations, enter into new leases, locate alternative sites, or find additional sites for new store expansion.

An adverse trend in sales during the winter and holiday selling season could impact our financial results.

Our retail business, like that of many retailers, is seasonal, with a major portion of Vintage Stock’s sales realized around various holidays and other days, including Black Friday, President’s Day, tax refund season, Memorial Day, July 4th, and Labor Day. Any adverse trend in sales during these times could negatively impact their results of operations and, indirectly, ours.

Results of operations may fluctuate from quarter to quarter.

Vintage Stock’s results of operations may fluctuate from quarter to quarter depending upon several factors, some of which are beyond our control. These factors include, but are not limited to:

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

Our growth strategy depends in part upon Vintage Stock opening new stores and operating them profitably. Their ability to open new stores and operate them profitability depends upon a number of factors, some of which may be beyond our control. These factors include the ability to:

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

Downturns in the U.S. and global economies, along with the residential and commercial markets in such economies, negatively impact the floor covering industry and our flooring manufacturing business. Although difficult economic conditions have improved in the U.S., there may be additional downturns in the future that could cause the industry to deteriorate. A significant or prolonged decline in residential or commercial remodeling or new construction activity could materially adversely affect our business, financial condition, and results of operations.

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

RISKS RELATED TO OUR STEEL MANUFACTURING SEGMENT

The demand for steel manufacturing segment's products may decrease if manufacturing in North America declines or if automakers, who manufacture their products in the U.S., do not introduce new models or their sales decline.

The products manufactured by our steel manufacturing segment typically follow the North American (primarily, the U.S.) manufacturing cycle, with a large emphasis on automotive manufacturing. If North American (primarily, the U.S.) manufacturing is transferred offshore, then the need for our products to make tools and dies will decrease, which will have a negative impact on the steel manufacturing segment’s business, financial condition (including, without limitation, its liquidity), results of operations, and cash flows. In addition, we rely heavily on the sale of our products to automakers who purchase our products when they retool production lines in connection with the introduction of new models. If those automakers do not introduce a new model in any given year, our sales may decrease which will have a negative impact on our business, financial condition (including, without limitation, our liquidity), results of operations, and cash flows and, indirectly, ours.

Limited availability, or volatility in prices of raw materials and energy may constrain operating levels and reduce profit margins.

Our steel manufacturing segment and other steel producers have periodically faced problems obtaining sufficient raw materials in a timely manner, and sometimes at all, due to a limited number of suppliers, delays, defaults, severe weather conditions, force majeure events (including public health crises, such as the COVID-19 pandemic and general national supply chain issues), shortages, or transportation problems (such as shortages of barges, vessels, rail cars or trucks, or disruption of rail lines, waterways, or natural gas transmission lines), resulting in production curtailments. As a result, we may be exposed to risks concerning pricing and availability of raw materials from third parties, as well as supply and logistics constraints moving its own raw materials to its plants. In addition, if the already limited number of suppliers consolidate, it would limit our steel manufacturing segment’s negotiating power for raw material purchases.

We have in the past, and may in the future, purchase raw materials from sources even when they are at above market prices. Additionally, any future decreases in iron ore, scrap, natural gas and oil prices may place downward pressure on steel prices. If steel prices decline, our steel manufacturing segment’s profit margins could temporarily be reduced, as higher cost inventory is turned over.

Shortages of qualified and trainable labor, increased labor costs, or our steel manufacturing segment’s failure to attract and retain other highly qualified personnel in the future could disrupt our operations and adversely affect our financial results.

Our steel manufacturing segment depends on skilled or trainable drug-free labor for the manufacture of its products. Its continued success depends on the active participation of its key employees. Our steel manufacturing segment, like other companies that reply on a trained blue-collar workforce, receives pressure from other manufacturers regarding the labor pool. Our steel manufacturing segment, aside from competing with other manufacturers, also competes with non-industrial blue-collar professions for labor. Should a significant employer move into our geographical area, such employer could draw from the current labor pool and require a substantial increase in training expense.

Our operational footprint, unplanned equipment outages, and other unforeseen disruptions may adversely impact our results of operations.

Our steel manufacturing segment has adjusted its business model over time to utilize its equipment and manufacturing facility fully. Production depends on running at a moderate rate of capacity. Outages due to power outages, weather, pandemics (including the Covid-19 pandemic), or machine outages affect its capability to produce at the level necessary to meet customer demand or at all.

It is also possible that operations may be disrupted due to other unforeseen circumstances, such as union and other foreign tariffs, free trade agreements, trade regulations, laws, and policies. Our steel manufacturing segment is also exposed to similar risks involving major customers and suppliers, such as force majeure events of raw materials suppliers that have occurred and may occur in the future. Availability of raw materials and delivery of products to customers could be affected by logistical disruptions, such as shortages of barges, ocean vessels, rail cars or trucks, or unavailability of rail lines or of the locks on the Great Lakes or other bodies of water. To the extent that lost production could not be compensated for at unaffected facilities and depending on the length of the outage, our sales and our unit production costs could be adversely affected.

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

We rely on third parties for transportation services, and increases in costs or the availability of transportation may adversely affect our business and operations

Our steel manufacturing segment’s business depends on the transportation of a large number of products. It relies primarily on third parties for transportation of its products, as well as delivery of its raw materials. Any increase in the cost of the transportation of our raw materials or products, as a result of increases in fuel or labor costs, higher demand for logistics services, consolidation in the transportation industry, or otherwise, may adversely affect our steel manufacturing segment’s results of operations, as it may not be able to pass such cost increases on to its customers.

If any of these transportation service providers were to fail to deliver raw materials to us in a timely manner, it might be unable to manufacture and deliver its products in response to customer demand. In addition, if any of these third parties were to cease operations or cease doing business with us, it might be unable to replace them at a reasonable cost or at any cost, as there are a limited number of suppliers worldwide for our steel manufacturing segment’s raw materials.

In addition, such failure of a third-party transportation provider could harm our steel manufacturing segment's reputation, negatively affect its customer relationships and have a material adverse effect on its financial position and results of operations and, indirectly, ours.

We face risks relating to changes in U.S. and foreign tariffs, trade agreements, laws, and policies

Our steel manufacturing segment’s business depends on manufacturing products in North America. If tariffs were to rise disproportionally on raw materials compared to finished tools, we would be at risk for manufacturers to cease purchasing the products from it and instead purchasing products from third parties who are not subject to such tariffs, trade agreements, laws, and/or policies.

The steel industry is highly cyclical, which may have an adverse effect on our results of operations.

Steel consumption is highly cyclical and generally follows economic and industrial conditions both worldwide and in regional markets. This volatility makes it difficult to balance the procurement of raw materials and energy with global steel prices, our steel production and customer product demand. Our steel manufacturing segment has implemented strategic initiatives to produce more viable results during periods of economic and market downturns; but, this may not be enough to mitigate the effect that the volatility inherent in the steel industry has on our results of operations.

Additionally, our steel manufacturing segment’s business is reliant on certain other industries that are cyclical in nature. Precision Marshall sells to distributors, who, in turn, sell to the automotive, appliance, defense, and construction-related industries. Some of these industries exhibit a great deal of sensitivity to general economic conditions and may also face meaningful fluctuations in demand based on a number of factors outside of our control, including regulatory factors, economic conditions, and raw material and energy costs. As a result, downturns, or volatility in any of the markets served could adversely affect our steel manufacturing segment’s financial position, results of operations and cash flows and, indirectly, ours.

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

In addition, our steel manufacturing segment outsources all disposal of waste material, non-compliance by third party providers could result in additional costs to defend environmental claims or additional costs to replace the outsourced entities.

There can be no assurance that future approvals, licenses and permits will be granted or that our steel manufacturing segment will be able to maintain and renew the approvals, licenses, and permits it currently holds. Failure to do so could have a material adverse effect on our results of operations and cash flows. Furthermore, compliance with the environmental permitting and approval requirements may be costly and time consuming and could result in delays or other adverse impacts on planned projects, our results of operations and cash flows.

Increasing pressure to reduce greenhouse gas (GHG) emissions from steelmaking operations to comply with EU regulations as well as societal expectations could increase costs to manufacture future raw materials or reduce the amount of materials being manufactured.

Precision Marshall relies on raw material sources in the EU and U.S. Tightening of those requirements in the EU and/or sources in the U.S. could deter steel produces from producing the raw material for our products or result in significant price increases of our raw material.

GENERAL RISK FACTORS

Adverse developments in our ongoing proceeding or future legal proceedings could have a material adverse effect on our business operations and prospects, reputation, financial condition, results of operations, or stock price.

We may be subject to investigations, arbitration proceedings, audits, regulatory inquiries and similar actions, including matters related to intellectual property, employment, securities laws, disclosures, tax, accounting, class action and product liability, as well as regulatory and other claims related to our business and our industry, which we refer to collectively as legal proceedings. We cannot predict the outcome of any particular proceeding, or whether ongoing investigations will be resolved favorably or ultimately result in charges or material damages, fines or other penalties, enforcement actions, bars against serving as an officer or director, or practicing before the SEC, or civil or criminal proceedings against us or members of our senior management.

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

As of December 8, 2022, Isaac Capital Group LLC (“ICG”), together with Jon Isaac, our President and CEO and the President and sole member of ICG, control approximately 50.2% of the outstanding voting power of our company (assuming the exercise of all outstanding and exercisable warrants held by them). Jon Isaac has the sole power to vote the shares of our common stock owned by ICG. As a result, Jon Isaac, both individually and through ICG, is able to exercise significant influence over all matters that require us to obtain stockholder approval, including the election of directors to our Board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our Company or its assets. Moreover, such a concentration of voting power could have the effect of delaying or preventing a third party from acquiring us. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with concentrated stock ownership.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

At September 30, 2022, we leased approximately 16,500 square feet of space located in Las Vegas, Nevada which we utilize as principal executive and administrative offices. SW Financial leases approximately 5,000 square feet of office space in Melville, New York, as its principal executive and administrative offices, and an additional 3,900 square feet of administrative office space in New York City, New York.

Retail Segment

Vintage Stock

At September 30, 2022, Vintage Stock leased all 68 of its stores under agreements that vary as to rental amounts, expiration dates, renewal options and other rental provisions. Vintage Stock leased its corporate offices in Joplin, Missouri.

The following is a breakdown by state and brand of Vintage Stock retail stores:

State	Retail Stores	Brand(s)
Arkansas	2	Vintage Stock
Colorado	3	EntertainMart
Idaho	2	EntertainMart
Illinois	1	Vintage Stock
Kansas	6	Vintage Stock and EntertainMart
Missouri	19	Vintage Stock, V-Stock and EntertainMart
Nebraska	1	EntertainMart
New Mexico	1	EntertainMart
Oklahoma	12	Vintage Stock
Texas	19	Movie Trading Co. and EntertainMart
Utah	2	EntertainMart

Flooring Manufacturing Segment

Marquis owns or leases all of the land, and owns all of the improvements on such leased land, as described in the following table, which also provides information regarding the general location and use at September 30, 2022:

Property	Location
Coating Plant	Chatsworth, Georgia
Corporate Offices and Warehouse	Chatsworth, Georgia
Distribution	Chatsworth, Georgia
Eton Tufting Facility	Eton, Georgia
Machine Storage and Forklift	Chatsworth, Georgia
Office and Storage	Chatsworth, Georgia
Printing Facility	Calhoun, Georgia
Sales Offices, Showroom and Warehouse	Chatsworth, Georgia
Storage and Extrusion	Dalton, Georgia
Tufting Department	Chatsworth, Georgia
Twist and Heat Set Facility	Chatsworth, Georgia
Warehouse	Chatsworth, Georgia
Yarn Processing Facility	Dalton, Georgia
Yarn Winding Facility	Chatsworth, Georgia

Steel Manufacturing Segment

At September 30, 2022, Precision Marshall leases the buildings for its two locations in Illinois and Pennsylvania, and Kinetic leases the buildings for its two locations in Wisconsin. Precision Marshall’s corporate office is located in Pennsylvania.

ITEM 3. Legal Proceedings

The information in response to this item is included in Note 17, Commitments and Contingencies, to the Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “LIVE”.

The following table sets forth the quarterly high and low trading prices per share of our common stock during the last two fiscal years.

	Quarter Ended	High ($)	Low ($)
2021	October 1 – December 31, 2020	$13.90	$7.93
	January 1 – March 31, 2021	$36.00	$11.50
	April 1 – June 30, 2021	$75.25	$23.65
	July 1 – September 30, 2021	$66.48	$24.84
2022	October 1 – December 31, 2021	$45.20	$29.13
	January 1 – March 31, 2022	$45.00	$23.74
	April 1 – June 30, 2022	$43.87	$23.37
	July 1 – September 30, 2022	$36.80	$23.82

Holders of Record

As of September 30, 2022, there were (i) 197 holders of record of our common stock, (ii) 29 holders of record of our Series E Preferred Stock, and (iii) no holders of record of our Series B Convertible Preferred Stock (“Series B Preferred Stock”). We have no record of the number of holders of our common stock who hold their shares in “street name” with various brokers.

Dividend Policy

We have two classes of authorized preferred stock. As of September 30, 2022, our Series E Preferred Stock had 47,840 shares issued and outstanding. Each share of Series E Preferred Stock is entitled to and receives a dividend of $0.015 per year. During the year ending September 30, 2022, dividends of approximately $720 were paid to holders of Series E Preferred Stock. At September 30, 2022, the Company had accrued and unpaid preferred stock dividends totaling an aggregate of approximately $200.

As of September 30, 2022, our Series B Preferred Stock had no shares issued and outstanding. Our Series B Preferred Stock is entitled to receive a dividend in the aggregate amount of $1.00 to be allocated on a pro rata basis among all of the then-issued and outstanding shares of such Series, if, when, and as our Board of Directors shall have declared it. The Board of Directors shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock of our Company unless that $1.00 dividend has been declared and paid.

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

Issuer Purchases of Equity Securities

On February 20, 2018, the Company announced a $10 million common stock repurchase plan. In October 2020, our Board of Directors approved an extension of the term of the repurchase plan from February 15, 2021 to June 1, 2021, and in March 2021 further extended the term of the repurchase plan from June 1, 2021 to June 1 2024. The following table provides information regarding repurchases of our common stock during the period of October 1, 2020 through September 30, 2022.

Period	Number of Shares	Average Purchase Price Paid	Number of Share Purchases as Part of a Publicly Announced Plan or Program	Maximum Amount that May be Purchased Under the Announced Plan or Program
Balance Forward as of September 2020	383,035	7.52	383,035	7,150,845
October 2020	16,489	10.51	16,489	6,969,189
November 2020	11,029	11.27	11,029	6,842,649
December 2020	6,408	11.49	6,408	6,768,059
April 2021	1,009	24.92	1,009	6,742,651
August 2021	500	24.98	500	6,729,997
January 2022	8,420	24.70	8,420	6,520,120
February 2022	31,021	29.83	31,021	5,561,677
March 2022	26,227	34.73	26,227	4,646,772
May 2022	9,602	34.13	9,602	4,316,652
June 2022	4,558	24.94	4,558	4,201,907
July 2022	1,800	24.86	1,800	4,156,713
August 2022	711	25.00	711	4,138,725
September 2022	4,112	24.96	4,112	4,034,751
Totals	504,921		504,921

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 11 – Executive Compensation – Executive Compensation Plan Information.”

Recent Sales of Unregistered Securities

None.

ITEM 6. Selected Financial Data

Not applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the year ended September 30, 2022, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (this “Form 10-K”).

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

Retail Segment

Our Retail Segment is composed of Vintage Stock and ApplianceSmart.

Vintage Stock

Vintage Stock Holdings LLC, Vintage Stock, V-Stock, Movie Trading Company and EntertainMart (collectively, “Vintage Stock”) is an award-winning specialty entertainment retailer that offers a large selection of entertainment products, including new and pre-owned movies, video games and music products, as well as ancillary products, such as books, comics, toys and collectibles, in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells and trades new and pre-owned movies, music, video games, electronics and collectibles through 68 retail locations strategically positioned across Arkansas, Colorado, Idaho, Illinois, Kansas, Missouri, Nebraska, New Mexico, Oklahoma, Texas, and Utah.

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

On July 1, 2022, Live acquired certain assets and intellectual property of Better Backers, a Georgia corporation, which was accomplished through an Asset Purchase Agreement.

Steel Manufacturing Segment

Our Steel Manufacturing segment is comprised of Precision Industries, Inc. (“Precision Marshall”), and its wholly-owned subsidiary The Kinetic Co., Inc. (“Kinetic”).

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

Adjusted EBITDA

We evaluate the performance of our operations based on financial measures such as revenue and “Adjusted EBITDA.” Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization, stock-based compensation, and other non-cash or nonrecurring charges. We believe that Adjusted EBITDA is an important indicator of the operational strength and performance of the business, including the business’ ability to fund acquisitions and other capital expenditures, and to service its debt. Additionally, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance. Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate a company’s financial performance, subject to certain adjustments. Adjusted EBITDA does not represent cash flows from operations, as defined by GAAP, and should not be construed as an alternative to net income or loss and is indicative neither of our results of operations, nor of cash flows available to fund all of our cash needs. It is, however, a measurement that the Company believes is useful to investors in analyzing its operating performance. Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities, and other measures of financial performance prepared in accordance with GAAP. Adjusted EBITDA is a non-GAAP financial measure. As companies often define non-GAAP financial measures differently, Adjusted EBITDA, as calculated by Live Ventures Incorporated, should not be compared to any similarly titled measures reported by other companies

Results of Operations

The following table sets forth certain statement of income items and as a percentage of revenue, for the periods indicated (in $000’s):

	Year Ended	Year Ended
	September 30, 2022	September 30, 2021

Selected Data:
Revenues	$286,913	$272,981
Cost of revenues	189,086	173,518
General and administrative expenses	54,531	52,246
Sales and marketing expenses	12,459	11,427
Impairment expense	4,910	—
Interest expense, net	4,209	5,205
Provision for income taxes	6,875	8,662
Net income	$24,741	$31,017

Adjusted EBITDA (a)
Retail business	$14,054	$18,173
Flooring Manufacturing business	17,043	23,744
Steel Manufacturing business	10,230	6,615
Corporate and Other	(2,943)	(4,009)
Total Adjusted EBITDA	$38,384	$44,523

Adjusted EBITDA as a percentage of revenue
Retail business	16.3%	20.5%
Flooring Manufacturing business	13.0%	18.2%
Steel Manufacturing business	16.9%	13.4%
Corporate and Other	-31.7%	-86.9%
Consolidated adjusted EBITDA as a percentage of revenue	13.4%	16.3%

The following table sets forth revenues by segment (in $000’s):

	Year Ended		Year Ended
	September 30, 2022		September 30, 2021
	Net	% of Total	Net	% of Total
	Revenue	Revenue	Revenue	Total Revenue
Revenues
Retail	$86,156	30.0%	$88,845	32.5%
Flooring manufacturing	130,850	45.6%	130,223	47.7%
Steel manufacturing	60,617	21.1%	49,302	18.1%
Corporate and other	9,290	3.2%	4,611	1.7%
Total Revenue	$286,913	100.0%	$272,981	100.0%

The following table sets forth gross profit and gross profit as a percentage of total revenue by segment (in $000’s):

	Year Ended		Year Ended
	September 30, 2022		September 30, 2021
	Gross	Gross Profit %	Gross	Gross Profit %
	Profit	of Total Revenue	Profit	of Total Revenue
Gross Profit
Retail	$45,583	15.9%	$48,059	17.6%
Flooring manufacturing	31,908	11.1%	37,893	13.9%
Steel manufacturing	16,878	5.9%	11,954	4.4%
Corporate and other	3,458	1.2%	1,557	0.6%
Total Gross Profit	$97,827	34.1%	$99,463	36.4%

Revenues

Revenues increased by approximately $13.9 million to approximately $286.9 million for the year ended September 30, 2022 as compared to the year ended September 30, 2021 of approximately $273.0 million.

Retail segment revenue decreased by approximately $2.7 million, or 3.0%, to approximately $86.2 million for the year ended September 30, 2022, as compared to $88.8 million for the year ended September 30, 2021. Movies, Music, Games and Other revenue decreased by approximately $1.9 million, which was primarily due to reduced demand resulting from inflationary pressures, supply chain issues, and overall product sales mix. Appliance revenue decreased by approximately $796,000 due to the shutdown of operations as discussed above.

Flooring Manufacturing revenue increased by approximately $627,000, or 0.5%, to approximately $130.9 million for the year ended September 30, 2022, as compared to approximately $130.2 million for the year ended September 30, 2021. The increase was due to the passing on of product cost increases to customers, as well as the acquisition of Better Backers in July 2022.

Steel Manufacturing revenue increased by approximately $11.3 million, or 23.0%, to approximately $60.6 million for the year ended September 30, 2022, as compared to approximately $49.3 million for the year ended September 30, 2021. The increase is primarily due to passing on product cost increases to customers, as well as the acquisition of Kinetic during June 2022 (see Note 5 below).

Corporate and Other revenue increased by approximately $4.7 million, or 101.5%, to approximately $9.3 million for the year ended September 30, 2022, as compared to approximately $4.6 million for the year ended September 30, 2021. The increase is due to the addition of SW Financial as a VIE during June 2021.

Cost of Revenues

Cost of revenues increased by approximately $15.6 million, or 9.0% for the year ended September 30, 2022 as compared to the year ended September 30, 2021. Cost of revenue as a percentage of revenues was 65.9% for the year ended September 30, 2022, as compared to 63.6% for the year ended September 30, 2021. The increase is primarily attributable to the increases in revenues, as well as increased product costs due to inflationary pressures.

General and Administrative Expense

General and Administrative expense increased by approximately $2.3 million or 4.4%, for the year ended September 30, 2022 as compared to the year ended September 30, 2021, primarily due to the acquisition of Kinetic in June 2022, increases in employee compensation and related costs as a result of our Retail segment opening new locations, the consolidation of SW Financial in June 2021, partially offset by reductions in legal and other professional fees.

Selling and Marketing Expense

Selling and marketing expense increased by approximately $1.0 million for the year ended September 30, 2022 as compared to the year ended September 30, 2021 primarily due to increased convention and trade show activity, which was largely canceled in fiscal 2021 due to COVID, as well as compensation associated with the Marquis sales force.

Loss on Impairment of Intangibles and Goodwill

For the year ended September 30, 2022, in connection with quantitative impairment testing performed on SW Financial, we recorded a $4.9 million charge for impairment of intangibles and goodwill. This amount includes approximately $3.7 million for full impairment of goodwill, and approximately $1.2 million in partial impairment of customer relationships and trade names.

Interest Expense, net

Interest expense, net decreased by approximately $1.0 million or 19.1%, for the year ended September 30, 2022 as compared to the year ended September 30, 2021. The decrease is primarily due to the payoff of higher interest rate debt and fully amortizing related debt discount during the year ended September 30, 2021, as well as favorable interest rates obtained from Precision's credit facility refinancing (see Note 10 of the consolidated financial statements), and the capitalization of interest charges by our Flooring Manufacturing segment during the year ended September 30, 2022.

Gain on Payroll Protection Program

During the year ended September 30, 2021, we recorded a gain of approximately $6.2 million due to the forgiveness of PPP Loans. There were no similar transactions during the year ended September 30, 2022.

Gain on Bankruptcy Settlement

During the year ended September 30, 2022, we recorded a gain of approximately $11.4 million due to the discharge of certain obligations relating to the ApplianceSmart bankruptcy as discussed above. During the year ended September 30, 2021, the Company recorded a gain of approximately $1.8 million due to the discharge of certain payables from bankruptcy proceedings.

Provision (Benefit) for Income Taxes

For the year ended September 30, 2022, the Company recorded an income tax provision of approximately $6.9 million, compared to a tax provision of approximately $8.7 million for the year ended September 30, 2021. The year over year decrease is primarily due to a bankruptcy gain exclusion, in the amount of $2.8 million, applicable to the gain recorded in connection with the ApplianceSmart bankruptcy.

Results of Operations by Segment

The following table sets forth the results of operations by segment (in $000’s):

	Year Ended September 30, 2022					Year Ended September 30, 2021
		Flooring	Steel	Corporate &			Flooring	Steel	Corporate &
	Retail	Manufacturing	Manufacturing	Other	Total	Retail	Manufacturing	Manufacturing	Other	Total
Revenues	$86,156	$130,850	$60,617	$9,290	$286,913	$88,845	$130,223	$49,302	$4,611	$272,981
Cost of Revenue	40,573	98,942	43,739	5,832	189,086	40,786	92,330	37,348	3,054	173,518
Gross Profit	45,583	31,908	16,878	3,458	97,827	48,059	37,893	11,954	1,557	99,463
General and Administrative Expense	32,312	6,522	7,444	8,253	54,531	31,131	7,614	5,558	7,943	52,246
Selling and Marketing Expense	643	11,232	568	16	12,459	588	10,076	527	236	11,427
Impairment Expense	—	—	—	4,910	4,910	—	—	—	—	—
Operating Income (Loss)	$12,628	$14,154	$8,866	$(9,721)	$25,927	$16,340	$20,203	$5,869	$(6,622)	$35,790

Retail Segment

Revenue for the year ended September 30, 2022 decreased by approximately $2.7 million, or 3.0%, as compared to the prior year, primarily due to reduced demand partially offset by price increases as a result of inflationary factors and supply chain issues, offset by increased retail pricing and additional locations added at Vintage Stock. Further, as of April 2022, ApplianceSmart shutdown operations. Retail sales at our Vintage Stock locations during the year ended September 30, 2021 benefitted from increased consumer discretional spending resulting from one-time stimulus payments in 2021. Cost of revenue as a percentage of revenue was 47.1% for the year ended September 30, 2022, as opposed to 45.9% for the year ended September 30, 2021. This increase is due to inflationary pressures and product mix. General and administrative expenses increased by approximately $1.2 million, and is primarily attributable to inflationary cost pressures and new stores opened in fiscal year 2022. Operating income for the year ended September 30, 2022 was approximately $12.6 million, as compared to approximately $16.3 million during the prior year period primarily due to those factors discussed above.

Flooring Manufacturing Segment

Revenue for the year ended September 30, 2022 increased moderately as compared to the prior year, primarily due to increases in sales prices that were passed on to customers, partially offset by an overall reduction in consumer demand, as well as the acquisition of Better Backers in July 2022. Cost of revenue as a percentage of revenue was 75.7% for the year ended September 30, 2022, as opposed to 70.9% for the year ended September 30, 2021. The increase is primarily due to increases in raw material costs, as compared to the prior year. General and administrative expenses decreased by approximately $1.1 million primarily due to one-time expenses incurred during the year ended September 30, 2021, and a reduction of variable employee compensation costs recognized during the year ended September 30, 2022. Sales and marketing expenses increased by approximately $1.2 million primarily due to increased convention and trade show activity, as well as increased compensation associated with the Marquis sales force. Operating income for the year ended September 30, 2022 was approximately $14.0 million, as compared to operating income of approximately $20.2 million for the prior year period.

Steel Manufacturing Segment

Revenue for the year ended September 30, 2022 increased by approximately $11.3 million, or 23%, as compared to the prior year, due to increased sales prices resulting from passing on product cost increases to customers, as well as the acquisition of Kinetic during June 2022. Cost of revenue as a percentage of revenue was 72.2% for the year ended September 30, 2022, as opposed to 75.8% for the year ended September 30, 2021. The decrease is due to improved manufacturing efficiencies, increased revenue due to price increases, and the acquisition of Kinetic. General and administrative expenses increased by approximately $1.9 million, or 33.9%, primarily due to an increase in compensation costs, as well as the acquisition of Kinetic. Operating income was approximately $9.0 million and approximately $5.9 million, for the years ended September 30, 2022 and 2021, respectively.

Corporate and Other Segment

Results for Corporate and Other includes our directory services business and our investment in SW Financial. Revenues for the year ended September 30, 2022 increased by approximately $4.7 million primarily due to the addition of SW Financial as a VIE during June 2021. Cost of revenue for the year ended September 30, 2022 increased proportionately with revenue due to inflationary pressures and the consolidation of SW Financial in June 2021. Operating loss for the year ended September 30, 2022 was approximately $9.7 million, as compared to a loss of approximately $6.6 million in the prior year. Revenues and operating income for our directory services business continue to decline due to decreasing renewals. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

Adjusted EBITDA Reconciliation

The following tables present a reconciliation of Adjusted EBITDA from net income for the years ended September 30, 2022 and 2021 (in $000’s):

	Year Ended
	September 30, 2022	September 30, 2021
Net income	$24,741	$31,017
Depreciation and amortization	7,168	6,791
Stock-based compensation	37	489
Interest expense, net	4,209	5,205
Income tax expense	6,875	8,662
Gain on bankruptcy settlement	(11,352)	(1,765)
Gain/loss on extinguishment of debt	84	(6,150)
Non-recurring loan costs	—	274
Acquisition costs	1,470	—
Write-off of fixed assets	438	—
Impairment of goodwill and intangibles	4,910	—
Other non-recurring noncash items	(196)	—
Adjusted EBITDA	$38,384	$44,523

Adjusted EBITDA decreased by approximately $6.1 million, or 13.8%, for the year ended September 30, 2022, as compared to the prior year period. The decrease is primarily due to decreases in revenue and gross profit, as discussed above.

Liquidity and Capital Resources

Overview

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our asset-based revolver lines of credit will provide sufficient liquidity to fund our operations, pay our scheduled loan payments, allow for the repurchase of shares under our share buyback program, and pay dividends on our shares of Series E Preferred Stock as declared by the Board of Directors, for at least the next 12 months.

We have the following three asset-based revolver lines of credit: (i) Texas Capital Bank Revolver Loan (“TCB Revolver”) utilized by Vintage Stock, (ii) Bank of America Revolver Loan (“BofA Revolver”) utilized by Marquis, and (iii) Fifth Third Revolver Loan (“Fifth Third Revolver”) utilized by Precision Marshall. Additionally, we have an unsecured revolving line of credit with Isaac Capital Group (“ICG Revolver”), a related party, which is utilized by the Company.

As of September 30, 2022, we had total cash and restricted cash of approximately $4.6 million as well as approximately $26.4 million of available borrowing under our revolving credit facilities. The Company's restricted cash of approximately $890,000 is required collateral for a standby letter of credit for a customs bond, which is renewed annually. As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Cash Flows from Operating Activities

The Company’s cash and restricted cash at September 30, 2022 was approximately $4.6 million compared to approximately $4.7 million at September 30, 2021, a decrease of approximately $100,000. Net cash provided by operations was approximately $14.6 million for the year ended September 30, 2022, as compared to net cash provided by operations of approximately $29.2 million for the same period in 2021. The decrease is primarily due to purchases of inventory and the timing of payments of income taxes and trade accounts payable.

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

Cash Flows from Investing Activities

Our cash flows used in investing activities of approximately $40.0 million for the year ended September 30, 2022 consisted primarily of purchases of property and equipment and our acquisitions of Kinetic and Better Backers. Our cash flows used in investing activities of approximately $17.4 million for the year ended September 30, 2021 consisted of purchases of property and equipment and our investment in SW Financial.

Cash Flows from Financing Activities

Our cash flows provided by financing activities of approximately $25.4 million for the year ended September 30, 2022 primarily consisted in net proceeds from revolver loans of approximately $21.6 million, and approximately $17.0 million in proceeds from the issuance of notes payable, partially offset by payments on notes payable and finance leases of approximately $10.6 million, and purchases of treasury stock of approximately $2.7 million. Proceeds from borrowings under revolver loans and the issuance of notes payable was primarily associated with the acquisition of Kinetic.

Our cash flows used in financing activities of approximately $16.1 million for the year ended September 30, 2021 primarily consisted of approximately $16.8 million for payments of notes payable, approximately $1.4 million in net payments under revolver loans, and approximately $421,000 for the purchase of treasury stock, partially offset by the issuance of notes payable of approximately of $2.3 million from proceeds received from the issuance of notes payable, and proceeds of approximately $323,000 from stock options exercised.

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

Working Capital

We had working capital of approximately $78.4 million as of September 30, 2022 as compared to approximately $33.8 million as of September 30, 2021. The increase is primarily due to the net assets received from the acquisitions of Kinetic and Better Backers, increases in accounts receivable and inventories, and decreases in debtor-in-possession liabilities and accrued liabilities, partially offset by increases in the current portion of long-term debt and the current portion of operating lease obligations.

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

Contractual Obligations

The following table summarizes our contractual obligations consisting of operating lease agreements and debt obligations and the effect such obligations are expected to have on our future liquidity and cash flows (in $000's):

	Payments due by Period
	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Notes payable	$18,935	$18,075	$35,609	$9,646	$82,265
Notes Payable - related party	2,000	2,000	—	—	4,000
Lease obligations	11,998	19,385	14,001	91,435	136,819
Total	$32,933	$39,460	$49,610	$101,081	$223,084

Off-Balance Sheet Arrangements

At September 30, 2022, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2022, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

ITEM 8. Financial Statement and Supplementary Data

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Live Ventures Incorporated

Las Vegas, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Live Ventures Incorporated (the "Company") as of September 30, 2022 and 2021, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

As described in Note 5 to the consolidated financial statements, Precision Marshall, a subsidiary of the Company, acquired 100% of the outstanding shares of The Kinetic Co., Inc. (“Kinetic”) and also entered into a real estate purchase agreement pursuant to which Precision received all of Kinetic's rights, titles, and interests in and to the land and improvements. The combined purchase price was approximately $25.0 million. As part of its purchase price allocation, the Company determined $1.0 million should be allocated to customer relationship and trade name intangible assets and approximately $12.9 million to property, plant and equipment (collectively “intangibles and fixed assets”).

We identified the Company’s valuation of Kinetic’s intangibles and fixed assets as a critical audit matter because of the significant estimates and assumptions management used in the estimate of the preliminary acquisition date fair value, including forecasts of future revenues and expenses and the selection of the discount rates. Auditing management’s forecasts of future revenues and expenses as well as the selection of the discount rates involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialists, as changes in these assumptions could have a significant impact on the preliminary acquisition date fair value of the acquired intangibles and fixed assets.

Our audit procedures related to the Company’s estimate of the preliminary acquisition date fair value of the intangibles and fixed assets included the following, among others:

•
We read the purchase agreements to understand and evaluate the terms of the transaction to determine that the acquisition met the requirements of a business combination.
•
We evaluated the analysis of the initial allocation of the purchase price accounting as well as the determination of the balance sheet classification of each component of the transaction.
•
We obtained the Company’s third-party expert valuation report to gain an understanding of the processes and key assumptions for estimating the fair value of intangible assets and other acquired assets and liabilities.
•
We have tested the funds flow of the transactions and vouched appropriate proceeds and payments.
•
We utilized our valuation specialists to evaluate the adequacy and appropriateness of the methodologies and assumptions, including the weighted-average cost of capital and the discount rate, used by the Company’s third-party valuation expert in developing the estimated fair value of the intangible assets, fixed assets and other assets and liabilities.
•
We assessed the reasonableness of management’s cash flow forecasts based on historical results, price increases and expected inflation.
•
We performed independent calculations to test the reasonableness and mathematical accuracy of the fair values concluded on by the Company.
•
We evaluated the qualifications of the Company’s third-party valuation expert based on credentials, reputation and experience.
•
We assessed the appropriateness of the disclosures in the consolidated financial statements.

We have served as the Company's auditor since 2021.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia

December 16, 2022

LIVE VENTURES INCORPORATED

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2022	September 30, 2021
Assets
Cash	$4,600	$4,664
Trade receivables, net of allowance for doubtful accounts of $132,000 at September 30, 2022 and $61,000 at September 30, 2021	25,665	21,559
Inventories, net of reserves of $2.4 million at September 30, 2022, and $1.8 million at September 30, 2021	97,659	70,747
Income taxes receivable	4,403	—
Prepaid expenses and other current assets	2,477	1,640
Debtor in possession assets	—	180
Total current assets	134,804	98,790
Property and equipment, net of accumulated depreciation of $26.8 million at September 30, 2022, and $20.6 million at September 30, 2021	64,590	35,632
Right of use asset - operating leases	33,659	30,466
Deposits and other assets	647	682
Intangible assets, net of accumulated amortization of $2.1 million at September 30, 2022, and $2.2 million at September 30, 2021	3,844	4,697
Goodwill	41,093	41,471
Total assets	$278,637	$211,738
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$10,899	$10,644
Accrued liabilities	16,486	17,048
Income taxes payable	—	876
Current portion of long-term debt	18,935	16,055
Current portion of notes payable related parties	2,000	2,000
Current portion of lease obligations - operating leases	7,851	7,202
Current portion of lease obligations - finance leases	217	—
Debtor in possession liabilities	—	11,135
Total current liabilities	56,388	64,960
Long-term debt, net of current portion	62,704	37,559
Lease obligation long term - operating leases	30,382	26,996
Lease obligation long term - finance leases	19,568	2,347
Notes payable related parties, net of current portion	2,000	2,000
Deferred tax liability	8,818	2,796
Other non-current obligations	1,615	—
Total liabilities	181,475	136,658
Commitments and contingencies
Stockholders' equity:
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 and 315,790 shares issued and outstanding at September 30, 2022 and September 30, 2021, respectively	—	—
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 47,840 and 47,840 issued and outstanding at September 30, 2022 and September 30, 2021, respectively, with a liquidation preference of $0.30 per share	—	—
Common stock, $0.001 par value, 10,000,000 shares authorized, 3,074,833 shares issued and outstanding at September 30, 2022; 1,582,334 issued and outstanding at September 30, 2021	2	2
Paid-in capital	65,321	65,284
Treasury stock common 620,971 shares as of September 30, 2022 and 534,520 shares as of September 30, 2021	(7,215)	(4,519)
Treasury stock Series E preferred 50,000 shares as of September 30, 2022 and September 30, 2021	(7)	(7)
Accumulated earnings	39,509	14,768
Equity attributable to Live stockholders	97,610	75,528
Non-controlling interest	(448)	(448)
Total stockholders' equity	97,162	75,080
Total liabilities and stockholders' equity	$278,637	$211,738

The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share)

	Years Ended September 30,
	2022	2021
Revenues	$286,913	$272,981
Cost of revenues	189,086	173,518
Gross profit	97,827	99,463
Operating expenses:
General and administrative expenses	54,531	52,246
Sales and marketing expenses	12,459	11,427
Impairment expense	4,910	—
Total operating expenses	71,900	63,673
Operating income	25,927	35,790
Other income (expense):
Interest expense, net	(4,209)	(5,205)
Gain on Payroll Protection Program loan forgiveness	—	6,150
Gain on bankruptcy settlement	11,352	1,765
Loss on debt extinguishment	(84)	—
Other income (expense), net	(1,370)	1,179
Total other income, net	5,689	3,889
Income before income taxes	31,616	39,679
Provision for income taxes	6,875	8,662
Net income	24,741	31,017
Net loss attributable to non-controlling interest	—	180
Net income attributable to Live stockholders	$24,741	$31,197
Income per share:
Basic	$7.94	$19.92
Diluted	$7.84	$9.80
Weighted average common shares outstanding:
Basic	3,116,214	1,566,288
Diluted	3,155,535	3,182,546
Dividends declared - Series B convertible preferred stock	$—	$—
Dividends declared - Series E convertible preferred stock	$—	$—
Dividends declared - Common stock	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(dollars in thousands)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Common Stock	Series E Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Earnings (Deficit)	Non-controlling interest	Total Equity
Balance, September 30, 2020	214,244	$—	47,840	$—	1,589,101	$2	$64,472	$(4,098)	$(7)	$(16,429)	$(268)	$43,672
Stock based compensation	—	—	—	—	—	—	489	—	—	—	—	489
Stock options exercised	—	—	—	—	28,668	—	323	—	—	—	—	323
Warrants exercised	101,546	—	—	—	—	—	—	—	—	—	—	—
Purchase of common treasury stock	—	—	—	—	(35,435)	—	—	(421)	—	—	—	(421)
Net income (loss)	—	—	—	—	—	—	—	—	—	31,197	(180)	31,017
Balance, September 30, 2021	315,790	$—	47,840	$—	1,582,334	$2	$65,284	$(4,519)	$(7)	$14,768	$(448)	$75,080
Stock based compensation	—	—	—	—	—	—	37	—	—	—	—	37
Conversion of Series B preferred stock	(315,790)	—	—	—	1,578,950	—	—	—	—	—	—	—
Purchase of common treasury stock	—	—	—	—	(86,451)	—	—	(2,696)	—	—	—	(2,696)
Net income	—	—	—	—	—	—	—	—	—	24,741	—	24,741
Balance, September 30, 2022	—	$—	47,840	$—	3,074,833	$2	$65,321	$(7,215)	$(7)	$39,509	$(448)	$97,162

The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended September 30,
	2022	2021
Operating activities:
Net income	$24,741	$31,017
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	7,168	6,791
Loss on disposal of property and equipment	510	337
Amortization of debt issuance costs	(78)	659
Gain on Payroll Protection Program loan forgiveness	—	(6,150)
Loss on impairment of goodwill and intangibles	4,910	—
Gain on bankruptcy settlement	(11,501)	(1,765)
Stock based compensation expense	37	489
Loss on write off of ROU asset	522	—
Amortization of right of use assets	9,229	(215)
Change in reserve for uncollectible accounts	71	658
Change in reserve for obsolete inventory	582	1,239
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(1,129)	(1,583)
Inventories	(20,213)	(8,486)
Prepaid expenses and other current assets	1,663	141
Change in deferred income taxes	6,022	3,818
Deposits and other assets	34	(457)
Accounts payable	(2,376)	2,771
Accrued liabilities	(364)	(389)
Income taxes payable	(5,279)	140
Other liabilities	31	173
Net cash provided by operating activities	14,580	29,188
Investing activities:
Better Backers acquisition	(3,166)	—
Purchase of intangible assets	—	(587)
Purchases of property and equipment	(12,128)	(10,834)
Salomon Whitney acquisition	—	(6,000)
Kinetic acquisition	(24,757)	—
Proceeds from the sale of property and equipment	15	—
Net cash used in investing activities	(40,036)	(17,421)
Financing activities:
Net borrowings (payments) under revolver loans	21,577	(1,355)
Stock options exercised	—	323
Proceeds from issuance of notes payable	17,000	2,259
Payments on notes payable	(10,503)	(11,036)
Purchase of common treasury stock	(2,696)	(421)
Payments of related party notes payable	—	(5,800)
Payments on financing leases	(61)	(117)
Debtor in possession cash	75	60
Net cash provided by (used in) financing activities	25,392	(16,087)
Net decrease in cash and cash equivalents, including restricted cash	(64)	(4,320)
Cash and cash equivalents, including restricted cash, beginning of period	4,664	8,984
Cash and cash equivalents, including restricted cash, end of period	$4,600	$4,664

The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended September 30,
	2022	2021
Supplemental cash flow disclosures:
Interest paid	$3,962	$4,342
Income taxes paid, net	$6,149	$1,537
Noncash financing and investing activities:
Reclassification of land from right of use asset to property and equipment	$—	$2,029

The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

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

Significant estimates made in connection with the accompanying consolidated financial statements include the estimated reserve for doubtful current and long-term trade and other receivables, the estimated reserve for excess and obsolete inventory, estimated warranty reserve, fair values in connection with the analysis of goodwill, other intangibles and long-lived assets for impairment, valuation allowance against deferred tax assets, lease terminations, and estimated useful lives for intangible assets and property and equipment.

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, advances to affiliates and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, leases, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices are available (Level 2 inputs). The carrying amounts of long-term debt at September 30, 2022 and 2021 approximate fair value.

Cash, Cash Equivalents, and Restricted Cash

Cash and Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents and restricted cash approximates carrying value. The Company's restricted cash is required collateral for a standby letter of credit for a customs bond, which is renewed annually. The restricted cash balance is included in the cash balance on the Company's consolidated balance sheets. As of the years ended September 30, 2022 and 2021, the Company's restricted cash balance was approximately $890,000 and $735,000, respectively.

Trade Receivables

The Company grants trade credit to customers under credit terms that it believes are customary in the industries in which it operates and does not require collateral to support customer trade receivables. Some of the Company’s trade receivables are factored primarily through two factors. Factored trade receivables are sold without recourse for substantially all of the receivables balances for credit approved accounts. The factor purchases the trade receivable(s) for the gross amount of the respective invoice(s), less factoring commissions, trade and cash discounts. The factor charges the Company a factoring commission for each trade account, which is between 0.45-0.50% of the gross amount of the invoice(s) factored on the date of the purchase, plus an additional rate of 0.0125% for each credit term extension of 30 days, or portion thereof. The minimum annual commission due the factor is approximately $200,000 per contract year.

The following table details the Company's trade receivables as of September 30, 2022 and 2021 ($000’s):

	September 30, 2022	September 30, 2021
Trade receivables, net:
Accounts receivable	$25,797	$21,620
Less: Reserve for doubtful accounts	(132)	(61)
	$25,665	$21,559

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which includes allowances for accounts and factored trade receivables, customer refunds, dilution and fees from local exchange carrier billing aggregators and other uncollectible accounts. The allowance for doubtful accounts is based upon historical bad debt experience and periodic evaluations of the aging and collectability of the trade receivables. This allowance is maintained at a level which the Company believes is sufficient to cover potential credit losses and trade receivables are only written off to bad debt expense as uncollectible after all reasonable collection efforts have been made. The Company has also purchased accounts receivable credit insurance to cover some non-factored trade and other receivables which helps reduce potential losses due to doubtful accounts. At September 30, 2022 and 2021, the allowance for doubtful accounts was approximately $132,000 and $61,000, respectively.

Inventories

Inventories are valued at the lower of the inventory’s cost (first in, first out basis or “FIFO”) or net realizable value of the inventory. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Management also reviews inventory to determine if excess or obsolete inventory is present and a reserve is made to reduce the carrying value for inventory for such excess and or obsolete inventory. At years ended September 30, 2022 and 2021, the inventory reserves were approximately $2.4 million and $1.8 million, respectively.

The following table details the Company's inventories as of September 30, 2022 and 2021 ($000’s):

	September 30, 2022	September 30, 2021
Inventory, net
Raw materials	$35,829	$18,604
Work in progress	7,539	12,404
Finished goods	32,814	22,584
Merchandise	23,900	18,948
	100,082	72,540
Less: Inventory reserves	(2,423)	(1,793)
	$97,659	$70,747

Property and Equipment

Property and Equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of building and improvements are three to 40 years, transportation equipment is five to 10 years, machinery and equipment are three to 10 years, furnishings and fixtures are three to five years, and office and computer equipment are three to five years.

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

The Company tests goodwill during the fourth quarter of each fiscal year or more frequently if events arise or circumstances change that indicate that goodwill may be impaired. The Company assesses whether goodwill impairment exists using both qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed, as required by ASC 350, to determine whether a goodwill impairment exists.

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

A warranty reserve of approximately $35,000 and $105,000 is included in accrued liabilities on the consolidated balance sheet at September 30, 2022 and 2021, respectively.

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

The Company establishes a liability upon the issuance of merchandise credits and the sale of gift cards. Breakage income related to gift cards which are no longer reportable under state escheatment laws of approximately $65,000 and $10,000 for the years ended September 30, 2022 and 2021, respectively, is recorded in other income in our consolidated financial statements.

Advertising Expense

Advertising expense is charged to operations as incurred. Advertising expense totaled approximately $445,000 and $350,000 for the years ended September 30, 2022 and 2021, respectively.

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

The fair value of inventory acquired as part of a business combination is based on a three-part valuation utilizing the comparable sales method which is based on Level 2 and Level 3 inputs. The comparative sales method utilizes the actual or expected selling prices of finished goods to customers in the ordinary course of business as the base amount that must be adjusted for factors that are generally relevant in determining the Fair Value of the inventory including:

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

Lease Accounting

The Company leases retail stores, manufacturing and warehouse facilities, and office space. These assets and properties are generally leased under noncancelable agreements that expire at various dates through 2046 with various renewal options for additional periods. The agreements, which are classified as either operating or finance leases, generally provide for minimum and, in some cases percentage rent and require it to pay all insurance, taxes and other maintenance costs.

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

Lease payments included in the measurement of lease liabilities consist of (i) fixed lease payments for the noncancelable lease term, (ii) fixed lease payments for optional renewal periods where it is reasonably certain the renewal option will be exercised, and (iii) variable lease payments that depend on an underlying index or rate, based on the index or rate in effect at lease commencement. Certain of the Company’s real estate lease agreements require variable lease payments that do not depend on an underlying index or rate, such as sales and value-added taxes, the Company’s proportionate share of actual property taxes, insurance, common area maintenance, and utilities. The Company has elected an accounting policy, as permitted by ASC 842, not to account for such payments as part of related lease payments. Consequently, such payments are recognized as operating expenses when incurred.

Lease expense for operating leases consists of the fixed lease payments recognized on a straight-line basis over the lease term plus variable lease payments as incurred. Amortization of the right-of-use asset for operating leases reflects amortization of the lease liability, any differences between straight-line expense and related lease payments during the accounting period, and any impairments. Finance lease payments are allocated between a reduction of the lease liability and interest expense, and the related asset is depreciated as described under “Property and Equipment” above.

Stock-Based Compensation

The Company from time to time grants restricted stock awards and options to employees, non-employees and Company executives and directors. Such awards are valued based on the grant date fair-value of the instruments. The value of each award is amortized on a straight-line basis over the vesting period.

Earnings Per Share

Earnings per share is calculated in accordance with ASC 260, “Earnings Per share”. Under ASC 260 basic earnings per share is computed using the weighted average number of common shares outstanding during the period, except that it does not include unvested restricted stock subject to cancellation. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of warrants, options, restricted shares and convertible preferred stock. The dilutive effect of outstanding restricted shares, options and warrants is reflected in diluted earnings per share by application of the treasury stock method. Convertible preferred stock is reflected on an if-converted basis.

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a Company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company determined it has three operating segments (See Note 19).

Concentration of Credit Risk

The Company maintains cash balances in bank accounts in each state the Company has business operations. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of September 30, 2022. At times, balances may exceed federally insured limits.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses instead of incurred losses. It also modified the impairment model for available-for-sale debt securities and provided a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU No. 2016-13 is effective for smaller reporting companies for fiscal years beginning after December 15, 2021 and the interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of adopting this new accounting standard on its consolidated financial statements and related disclosures; however, adoption of this ASU is anticipated to have no material impact on the Company's financial statements.

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

Note 3: Leases

As discussed in Note 5 below, on June 28, 2022, Precision acquired all of the capital stock of Kinetic and certain Real Estate assets used in its operations. As of the date of execution of the Real Estate purchase, Precision sold the Real Estate, in exchange for which Precision entered into a 20-year lease, with two options to renew for an additional five years each, which the Company is reasonably certain to exercise. This transaction is being treated as a sales and leaseback arrangement for accounting purposes, as described in ASC 842 “Leases”.

As discussed in Note 5 below, on July 1, 2022, Marquis acquired certain assets and intellectual property related to the carpet-backing operations of Better Backers. In connection with the acquisition, Marquis entered into two 20-year building leases, with two options to renew for an additional five years each, which the Company is reasonably certain to exercise. These leases are being treated as finance leases for accounting purposes, as described in ASC 842 “Leases”.

The weighted average remaining lease term for operating leases is 11.2 years. The Company’s weighted average discount rate for operating leases is 6.15%. Total cash payments for operating leases for the year ended September 30, 2022 were approximately $9.9 million.

The weighted average remaining lease term for finance leases is 29.3 years. The Company’s weighted average discount rate for finance leases is 13.55%. Total cash payments for finance leases for the year ended September 30, 2022 were approximately $519,000.

The following table details the Company's right of use assets and lease liabilities as of September 30, 2022 and 2021, respectively (in $000’s):

	September 30, 2022	September 30, 2021
Right of use asset - operating leases	$33,659	$30,466
Lease liabilities:
Current - operating	7,851	7,202
Current - finance	217	—
Long term - operating	30,382	26,996
Long term - finance	19,568	2,347

Total present value of future lease payments of operating leases as of September 30, 2022 (in 000’s):

Twelve months ended September 30,
2023	$10,056
2024	8,584
2025	6,701
2026	5,171
2027	4,069
Thereafter	19,812
Total	54,393
Less implied interest	(16,160)
Present value of payments	$38,233

Total present value of future lease payments of finance leases as of September 30, 2022 (in 000’s):

Twelve months ended September 30,
2023	$1,942
2024	2,012
2025	2,088
2026	2,806
2027	1,955
Thereafter	71,623
Total	82,426
Less implied interest	(62,641)
Present value of payments	$19,785

During the year ended September 30, 2022, in connection with the winding down of ApplianceSmart's operations (see Note 17), the Company recorded a loss on write-off of an ROU of approximately $522,000 related to the decision to close the one remaining ApplianceSmart retail location in operation. There were no such transactions during the year ended September 30, 2021.

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

The Company determined that SW Financial should be accounted for as a VIE because the equity holder lacks the power to direct the activities that most significantly impact SW Financial's economic performance. This conclusion is based upon SW Financial’s amended and restated operating agreement for which the Company has representation for three of five board members, which conveys to the Company all significant operating decisions and responsibilities. In addition, the purchase price is fixed at $7.0 million and if FINRA does not approve, the Company has the ability to reapply for approval as well as sell the company. In the event of a sale, the Company is entitled to all proceeds and therefore bares the risk and reward of SW Financial. As such, the Company determined that it is the primary beneficiary of SW Financial as it has both the power to direct the activities that most significantly impact SW Financial’s economic performance and the obligation to absorb profits and/or losses of SW Financial that could potentially be significant to SW Financial.

SW Financial meet’s the definition of a business as per FASB Topic ASC 810, Consolidation (Topic 810) ("ASC 810"), and therefore the Company applied the guidance in ASC 810 for initial consolidation of a VIE that is a business when consolidating SW Financial’s financial statements for the years ended September 30, 2022 and 2021.

Under the purchase price allocation, the Company recognized goodwill of approximately $3.7 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of June 14, 2021 as calculated by a third-party appraisal firm. The table below outlines the purchase price allocation of the purchase for SW Financial to the acquired identifiable assets, liabilities assumed and goodwill (in $000’s):

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

As of September 30, 2022, the Company has withdrawn its application for FINRA approval, and is assessing its strategic options going forward. The balance of the additional $1.0 million due to the Seller, as discussed above, was paid in January 2021, per mutual agreement between the Company and the Seller.

Note 5: Acquisitions

Acquisition of Kinetic

On June 28, 2022, Precision Marshall (“Precision”) acquired 100% of the issued and outstanding shares of common stock of The Kinetic Co., Inc. (“Kinetic”), a Wisconsin corporation, which was accomplished through a Purchase Agreement (the “Purchase Agreement”). In connection with the Purchase Agreement, Precision also entered into a Real Estate Purchase Agreement with Plant B-6, LLC, an affiliate of Kinetic, pursuant to which Precision received all of Kinetic's right, title, and interest in and to the land and improvements (collectively, the “Real Estate”) that Kinetic uses in its operations. The combined purchase price for the Kinetic shares and Real Estate was approximately $25.0 million, which was funded with approximately $11.0 million in borrowings under the company’s credit facility, approximately $8.3 million in proceeds from sale and leaseback of the Real Estate, a subordinated promissory note in the amount of $3.0 million to the Seller of Kinetic, $1.7 million of cash on-hand, a contingent earn-out liability valued at $997,000, and a working capital adjustment of approximately $400,000, which was paid in cash.

As of the date of acquisition, Precision entered into a sale and leaseback agreement with a third-party, independent of the Kinetic sellers, for the Real Estate. The sale price of the Real Estate was approximately $8.9 million, subject to closing fees of approximately $547,000.

The provisions of the lease agreement include a 20-year lease term with two five-year renewal options. The base rent under the lease agreement is $600,000 for the first year of the term and a 2% per annum escalator. The Lease Agreement is a “net lease,” such that the lessees are also obligated to pay all taxes, insurance, assessments, and other costs, expenses, and obligations of ownership of the Real Property incurred by the lessor. Due to the highly specialized nature of the leased assets, the Company currently believes that it is more likely than not that each of the two five-year options will be exercised. The proceeds, net of closing fees, from the sale-leaseback were used to assist in funding the acquisition of Kinetic.

Under the purchase price allocation, the Company recognized goodwill of approximately $3.3 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of June 28, 2022, as calculated by an independent third-party firm. Goodwill arising from the acquisition is expected to be fully deductible for tax purposes. The table below outlines the purchase price allocation of the purchase for Kinetic to the acquired identifiable assets, liabilities assumed and goodwill as of September 30, 2022 (in $000’s):

Total purchase price	$25,044
Accounts payable	571
Accrued liabilities	1,848
Total liabilities assumed	2,419
Total consideration	27,463
Cash	287
Accounts receivable	3,073
Inventory	6,429
Property, plant and equipment	12,855
Intangible assets	1,000
Other assets	480
Total assets acquired	24,124
Total goodwill	$3,339

Proforma Information

The table below presents selected proforma information for the Company for the years ended September 30, 2022 and 2021, assuming that the acquisition had occurred on October 1, 2020 (the beginning of the Company’s 2021 fiscal year), pursuant to ASC 805-10-50 (in $000's). This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on that date, nor does it purport to predict the results of operations for future periods.

Year Ended September 30, 2022	As Reported		Adjustments	Proforma
	Live (1)	Kinetic (2)	Adjustments (3)	Total
Net revenue	$286,913	$15,418		$302,331
Net income	$24,741	$1,374	$(207)	$25,908
Earnings per basic common share	$7.94			$8.31
Earnings per basic diluted share	$7.84			$8.21

	As Reported		Adjustments	Proforma
Year Ended September 30, 2021	Live (4)	Kinetic (5)	Adjustments (3)	Total
Net revenue	$272,981	$22,579		$295,560
Net income	$31,017	$3,796	$(277)	$34,536
Earnings per basic common share	$19.92			$22.05
Earnings per basic diluted share	$9.80			$10.85

(1) Live for the year ended September 30, 2022. Includes Kinetic from June 29, 2022 through September 30, 2022.

(2) Kinetic from October 1, 2021 through the acquisition date of June 28, 2022.

(3) Reflects adjustments for (a) amortization expense of definite-lived intangible assets based on the preliminary fair value at the acquisition date, (b) interest expense to include proforma interest expense that would have been incurred as a result of the acquisition financing obtained by the Company, and (c) certain other expenses to reflect the post-acquisition operating environment.

(4) Live for the year ended September 30, 2021.

(5) Kinetic for the period of October 1, 2020 through September 30, 2021.

Acquisition of Better Backers

On July 1, 2022, Live acquired certain assets and intellectual property of Better Backers, a Georgia corporation, which was accomplished through an Asset Purchase Agreement (the “Asset Purchase Agreement”). No liabilities were assumed as part of the acquisition. The purchase price, which is subject to certain post-closing adjustments, was approximately $3.2 million, which is comprised of $1.8 million that was paid upon closing, and the $1.4 million present value of $1.5 million of non-compete payments to be made over a 24-month period. In order to expedite the transaction, the acquisition was originally made by Live, and the $1.8 million paid upon closing was funded with borrowings under the Live’s credit line with Isaac Capital Group (“ICG”). On August 18, 2022, Marquis repaid the $1.8 million to ICG and assumed ownership of Better Backers.

In connection with the acquisition, Marquis entered into two 20-year building leases with Spyglass Estate Planning, LLC, a related party (see Note 16), with two options to renew for an additional five years each. The fair value of the buildings and improvement is approximately $9.3 million. The provisions of the lease agreements include an initial 24-month month-to-month rental period, during which the lessee may cancel with 90-day notice, followed by a 20-year lease term with two five-year renewal options. Due to the highly specialized nature of the leased assets, the Company currently believes that it is more likely than not that it will not cancel during the initial 24-month term, and that each of the two five-year options will be exercised. The base rent under the lease agreements is approximately $73,000 and $32,000 per month, respectively, for the first year of the term, and a 2.5% per annum escalator. The lease agreements are each “net leases”, such that the lessee is also obligated to pay all taxes, insurance, assessments, and other costs, expenses, and obligations of ownership of the property. The Company has evaluated each lease and determined the rent amounts to be at market rates. These leases are being treated as finance leases for accounting purposes, as described in ASC 842 “Leases”.

Under the purchase price allocation, no goodwill was recognized. The values assigned to the assets acquired are based on their estimates of fair value available as of July 1, 2022, as calculated by management. The table below outlines the purchase price allocation of the purchase for Better Backers to the acquired identifiable assets (in $000’s):

Total purchase price	$3,166
Inventory	748
Property, plant and equipment	2,118
Intangible assets	300
Total assets acquired	3,166

Note 6: Property and Equipment

The following table details the Company's property and equipment as of September 30, 2022 and 2021, respectively (in $000’s):

	September 30, 2022	September 30, 2021
Property and equipment, net:
Building and improvements	$26,761	$11,737
Land	2,029	2,029
Transportation equipment	622	450
Machinery and equipment	53,739	35,284
Furnishings and fixtures	4,407	3,907
Office, computer equipment and other	3,699	2,792
	91,257	56,199
Less: Accumulated depreciation	(26,667)	(20,567)
	$64,590	$35,632

Depreciation expense was approximately $6.2 million and $6.3 million for the years ended September 30, 2022 and 2021, respectively.

Note 7: Intangibles

The Company’s intangible assets consist of customer relationship intangibles, trade names, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles.

The following table details the Company's intangible assets as of September 30, 2022 and 2021, respectively (in $000’s):

	September 30, 2022	September 30, 2021
Intangible assets, net:
Domain name and marketing related intangibles	$808	$260
Customer relationship intangibles	4,598	6,089
Purchased software	587	587
	5,993	6,935
Less: Accumulated amortization	(2,149)	(2,239)
	$3,844	$4,697

Intangible amortization expense was approximately $960,000 and $522,000 for the years ended September 30, 2022 and 2021, respectively.

In connection with the quantitative assessment for goodwill impairment, as discussed above, the Company performed quantitative impairment testing of SW Financial's other indefinite-lived intangible assets and found these to also be impaired. As such, for the year ended September 30, 2022, the Company recorded an impairment charge of approximately $1.2 million, which included approximately $1.1 million in impairment of customer relationships and $59,000 of trade names. No such impairment occurred for the year ended September 30, 2021.

The following table summarizes estimated future amortization expense related to intangible assets that have net balances (in $000’s):

As of September 30,
2023	$843
2024	686
2025	672
2026	670
2027	565
Thereafter	408
$3,844

Note 8: Goodwill

The following table details the Company's goodwill as of September 30, 2022 (in 000’s):

	Retail	Flooring Manufacturing	Steel Manufacturing	Corporate	Total
September 30, 2020	$36,947	$807	$—	$—	$37,754
Additions	—	—	—	3,717	3,717
Impairment	—	—	—	—	—
September 30, 2021	36,947	807	—	3,717	41,471
Additions	—	—	3,339	—	3,339
Impairment	—	—	—	(3,717)	(3,717)
September 30, 2022	$36,947	$807	$3,339	$—	$41,093

The Company accounts for purchased goodwill and intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other (see Note 2). Goodwill recognized during the year ended September 30, 2022 was approximately $3.3 million, and was due to the acquisition of Kinetic. Goodwill recognized during the year ended September 30, 2021 was approximately $3.7 million, and was due to the consolidation of SW Financial as a VIE (see Note 4).

During the fourth quarter of the year ended September 30, 2022, the Company performed its annual goodwill impairment testing, which resulted in an impairment to SW Financial's goodwill. The results of the impairment test indicated that, due to downturns in the financial market, which caused a reduction in revenue, the carrying value of SW Financial's goodwill exceeded its estimated fair value, and, thus, goodwill was fully impaired. Consequently, as of the year ended September 30, 2022, the Company recorded an impairment charge in the amount of $3.7 million for the full amount of SW Financial's goodwill. No such impairment occurred for the year ended September 30, 2021.

Note 9: Accrued Liabilities

The following table details the Company's accrued liabilities as of September 30, 2022 and 2021, respectively (in 000’s):

	September 30, 2022	September 30, 2021
Accrued liabilities:
Accrued payroll and bonuses	$4,838	$4,765
Accrued sales and use taxes	1,905	1,692
Accrued property taxes	321	293
Accrued rent	108	14
Accrued gift card and escheatment liability	1,696	1,593
Accrued interest payable	390	372
Accrued accounts payable and bank overdrafts	1,731	503
Accrued professional fees	1,924	4,937
Customer deposits	384	241
Accrued expenses - other	3,189	2,638
	$16,486	$17,048

ApplianceSmart accrued liabilities of approximately $2.6 million is included in debtor in possession liabilities on the Consolidated Balance Sheets at September 30, 2021. ApplianceSmart emerged from bankruptcy during the year ended September 30, 2022 (see Note 17 below). Consequently, no debtor in possession liabilities existed as of September 30, 2022.

Note 10: Long-Term Debt

Notes Payable as of September 30, 2022 and 2021 consisted of the following (in $000’s):

	September 30, 2022	September 30, 2021
Bank of America Revolver Loan, variable interest rate, matures January 2025	$10,143	$—
Encina Business Credit Revolver Loan, LIBOR + 4.5%-5.5%, matures July 2023	—	12,735
Texas Capital Bank Revolver Loan, variable interest rate, matures November 2023	9,391	8,794
Fifth-Third Bank Revolver, variable interest rate, matures January 2027	23,573	—
Fifth-Third Bank Term Loan, variable interest rate, matures January 2027	3,167	—
Fifth-Third Bank Term Loan, variable interest rate, matures January 2027	3,857	—
Fifth-Third Bank Special Advance Term Loan, SOFR + 375 basis points, matures June 2025	917	—
Encina Business Credit Term Loan, LIBOR + 6.5%, matures July 2023	—	1,319
Note Payable to the Sellers of Kinetic, 7.0% interest rate, matures September 2027	3,000	—
Note Payable to the Sellers of Vintage Stock, 8% interest rate, matures September 2023	—	4,200
Note #3 Payable to Banc of America Leasing & Capital LLC, 4.8% interest rate, matures December 2023	751	1,320
Note #4 Payable to Banc of America Leasing & Capital LLC, 4.9% interest rate, matures December 2023	231	406
Note #5 Payable to Banc of America Leasing & Capital LLC, 4.7% interest rate, matures December 2024	1,406	1,985
Note #6 Payable to Banc of America Leasing & Capital LLC, 4.7% interest rate, matures July 2024	471	618
Note #7 Payable to Banc of America Leasing & Capital LLC, 3.2% interest rate, matures February 2027	3,542	4,121
Note #8 Payable to Banc of America Leasing & Capital LLC, 4.0% interest rate, matures September 2027	2,500	2,943
Note #9 Payable to Banc of America Leasing & Capital LLC, 3.75% interest rate, matures December 2026	4,815	—
Note Payable to Extruded Fibers, 6.78% interest rate, matures March 2023	—	700
Note payable to the Sellers of Precision Marshall, no state or implied interest rate, buyer holdback	2,500	2,500
Note Payable to Store Capital Acquisitions, LLC, 9.3% interest rate, matures June 2056	9,171	9,209
Note payable to individual, 11.0% interest rate, payable on 90-day written notice	207	207
Note payable to individual, 10.0% interest rate, payable on 90-day written notice	500	500
Note payable to individual, noninterest bearing, monthly payments of $19 through March 2023	139	472
Note payable to individual, 7.0% interest rate, five-year notes, unsecured	198	198
Note payable RSSI/(VSSS), no stated or implied interest rate, matures March 2023	130	130
Notes payable JCM Holdings, 6.0% interest rate, matures January 2030	1,656	1,833
Total notes payable	82,265	54,190
Less unamortized debt issuance costs	(626)	(576)
Net amount	81,639	53,614
Less current portion	(18,935)	(16,055)

Long-term portion	$62,704	$37,559

Future maturities of long-term debt at September 30, 2022 are as follows excluding related party debt (in $000’s):

Years ending September 30,
2023	$18,935
2024	14,130
2025	3,945
2026	3,584
2027	32,025
Thereafter	9,646
Total	$82,265

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

The BofA Revolver bears interest at a variable rate based on a base rate plus a margin. The current base rate is the greatest of (i) Bank of America prime rate, (ii) the current federal funds rate plus 0.50%, or (iii) 30-day Term SOFR plus 0.11448% credit spread adjustment plus the margin, which varies, depending on the fixed coverage ratio table below (Effective December 31, 2021, SOFR replaced the USD LIBOR for most financial benchmarking). Levels I – V determine the interest rate to be charged Marquis and is based on the fixed charge coverage ratio achieved. The Level V interest rate is adjusted up or down on a quarterly basis going forward based upon the above fixed coverage ratio achieved by Marquis. The BofA Revolver places certain restrictions and covenants on Marquis, including a limitation on asset sales, additional liens, investment, loans, guarantees, acquisitions, incurrence of additional indebtedness for Marquis to maintain a fixed charge coverage ratio of at least 1.05 to 1, tested as of the last day of each month for the twelve consecutive months ending on such day.

The advance rate in certain circumstances for inventory is 46.7% for raw materials, 0% for work-in-process, and 66.4% for finished goods subject to eligibility, special reserves and advance limit of the lessor of $12.5 million or 65% of the value of eligible inventory. Letters of credit reduce the amount available to borrow under the BofA Revolver by an amount equal to the face value of the letters of credit.

Level	Fixed Charge Coverage Ratio	Term SOFR Revolver Loan	Base Rate Revolver Loan
I	<1.20 to 1.00	2.25%	1.25%
II	>1.20 to 1.00 but <1.50 to 1.00	2.00%	1.00%
III	>1.50 to 1.00 but <1.75 to 1.00	1.75%	0.75%
IV	>1.75 to 1.00 but <2.00 to 1.00	1.50%	0.50%
V	>2.00 to 1.00	1.25%	0.25%

The following tables summarize the BofA Revolver for the years ended and as of September 30, 2022 and 2021, respectively (in $000’s):

	During the year ended September 30,
	2022	2021
Cumulative borrowing during the period	$148,015	$135,035
Cumulative repayment during the period	136,928	134,843
Maximum borrowed during the period	11,210	—
Weighted average interest for the period	3.68%	0.00%

	As of September 30,
	2022	2021
Total availability	$13,804	$23,321
Total outstanding	10,143	—

Loan with Encina Business Credit, LLC

On July 14, 2020, Precision Marshall entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina Business Credit, LLC, as Agent (the “Agent”). The Loan Agreement provides for secured revolving loans (the “Encina Revolver Loans”) in a principal amount not to exceed the lesser of (i) $23.5 million and (ii) a borrowing base equal to the sum of (a) 85% of Precision's eligible accounts receivable, plus (b) 85% of Precision's eligible inventory, subject to an eligible inventory sublimit that begins at $14.0 million and declines to $12.0 million during the term of the Loan Agreement, minus (c) customary reserves. The Encina Revolver Loans mature on July 14, 2023. On January 20, 2022, Precision Marshall refinanced these loans with Fifth-Third Bank (see below). The refinanced credit facility, totaling $29 million, is comprised of $23.0 million in revolving credit, $3.5 million in machinery and equipment (“M&E”) lending, and $2.5 million for capital expenditure (“Capex”) lending.

The following tables summarize the Encina Revolver Loans as of and for the years ended September 30, 2022 and 2021 (in $000’s):

	During the year ended September 30,
	2022	2021
Cumulative borrowing during the period	$18,812	$47,008
Cumulative repayment during the period	31,547	49,159
Maximum borrowed during the period	2,000	1,400
Weighted average interest for the period	6.50%	6.50%

	As of September 30,
	2022	2021
Total availability	$—	$3,590
Total outstanding	—	12,735

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

As of September 30, 2022, the outstanding balance on the revolving loan was approximately $23.6 million, and the outstanding balance on the original term note was approximately $3.2 million. As of September 30, 2022, the outstanding balance on the two term loans to fund the Kinetic acquisition were $3.9 million and $917,000, respectively.

The following tables summarize the Fifth Third Bank Revolver Loan as of and for the years ended September 30, 2022 and 2021 (in $000’s):

	During the year ended September 30,
	2022	2021
Cumulative borrowing during the period	$61,745	$—
Cumulative repayment during the period	38,172	—
Maximum borrowed during the period	12,937	—
Weighted average interest for the period	4.64%	0.00%

	As of September 30,
	2022	2021
Total availability	$4,900	$—
Total outstanding	23,573	—

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

The following tables summarize the TCB Revolver as of and for the years ended September 30, 2022 and 2021 (in $000's):

	During the year ended September 30,
	2022	2021
Cumulative borrowing during the period	$86,390	$90,650
Cumulative repayment during the period	85,794	88,971
Maximum borrowed during the period	2,425	8,930
Weighted average interest for the period	3.26%	2.43%

	As of September 30,
	2022	2021
Total availability	$1,707	$3,206
Total outstanding	9,391	8,794

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

The Crossroads Revolver contains representations and warranties, events of default, affirmative and negative covenants and indemnities customary for loans of this nature. As of September 30, 2021 and 2020, the Crossroads Revolver had a balance outstanding of approximately $0.00 and approximately $883,000, respectively. The September 30, 2020 balance outstanding is included in Debtor-in-possession liabilities on the consolidated balance sheet. In connection with the Crossroads Revolver, ApplianceSmart incurred approximately $118,000 in transaction cost that is being recognized as debt issuance cost and is being amortized and recorded as interest expense over the term of the Crossroads Revolver. As of September 30, 2021, the transaction cost affiliated with the Crossroads Revolver has been fully amortized.

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

Lonesome Oak Equipment Loan

In connection with Marquis' acquisition of Lonesome Oak in November 2019, the Company assumed an unsecured note, payable to Extruded Fibers Inc., in the amount of $3.6 million. The note is noninterest bearing, however, in accordance with ASC 805-30, interest is being imputed at 6.78% annually. Principal is payable monthly in the amount of $100,000 for 36 months, beginning March 31, 2020 maturity date March 3, 2023. As of March 31, 2022, this note has been paid in full.

Note payable to JCM Holdings

During October 2020, Marquis purchased a manufacturing facility, which it had previously leased, for approximately $2.5 million. Marquis entered into a $2.0 million loan agreement, secured by the facility, with the seller of the facility, in order to complete the purchase of the facility. The loan bears interest at 6%, due monthly, and matures January 2030. As of September 30, 2022, the remaining principal balance was approximately $1.7 million.

Note Payable to the Sellers of Vintage Stock

In connection with the purchase of Vintage Stock, on November 3, 2016, Vintage Stock Affiliated Holdings, LLC ("VSAH") and Vintage Stock entered into a seller financed mezzanine loan in the amount of $10.0 million with the previous owners of Vintage Stock. The Sellers Subordinated Acquisition Note bears interest at 8% per annum, with interest payable monthly in arrears The Sellers Subordinated Acquisition Note, as amended, has a maturity date of September 23, 2023. As of March 31, 2022, this note has been paid in full.

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

Note Payable to Store Capital Acquisitions, LLC

On June 14, 2016, Marquis entered into a transaction with Store Capital Acquisitions, LLC. The transaction included a sale-leaseback of land owned by Marquis and a loan secured by the improvements on such land. The total aggregate proceeds received from the sale of the land and the loan was $10.0 million, which consisted of approximately $644,000 from the sale of the land and a note payable of approximately $9.4 million. In connection with the transaction, Marquis entered into a lease with a 15-year term commencing on the closing of the transaction, which provides Marquis with an option to extend the lease upon the expiration of its term. The initial annual lease rate is $60,000. The proceeds from this transaction were used to pay down the BofA Revolver and Term loans, and related party loan, as well as to purchase a building from the previous owners of Marquis that was not purchased in the July 2015 transaction. The note payable bears interest at 9.3% per annum, with principal and interest due monthly. The note payable matures June 13, 2056. For the first five years of the note payable, there is a pre-payment penalty of 5%, which declines by 1% for each year the loan remains unpaid for the next five years. At the end of ten years, there is no pre-payment penalty. In connection with the note payable, Marquis incurred approximately $458,000 in transaction costs that are being recognized as a debt issuance cost and are being amortized and recorded as interest expense over the term of the note payable. As of September 30, 2022, the remaining principal balance was approximately $9.2 million

Note Payable to the Sellers of Kinetic

In connection with the purchase of Kinetic (see Note 5), on June 28, 2022, Precision Industries, Inc. entered into a seller financed loan in the amount of $3.0 million with the previous owners of Kinetic. The Sellers Subordinated Acquisition Note bears interest at 7.0% per annum, with interest payable quarterly in arrears. The Sellers Subordinated Acquisition Note has a maturity date of September 27, 2027. As of September 30, 2022, the remaining principal balance was $3.0 million.

Paycheck Protection Program

During 2020, Marquis and Precision Marshall entered into loan agreements pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The Paycheck Protection Program provides that the use of PPP loan amounts shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Marquis and Precision PPP loans were forgiven in June 2021 and February 2021, respectively.

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

Loan Covenant Compliance

As of September 30, 2022, the Company was in compliance with all covenants under its existing revolving and other loan agreements.

Note 11: Notes payable, related parties

Long-term debt, related parties as of September 30, 2022 and 2021 consisted of the following (in $000’s):

	September 30, 2022	September 30, 2021
Isaac Capital Group, LLC, 12.5% interest rate, matures May 2025	$2,000	$2,000
Spriggs Investments, LLC, 10% interest rate, matures July 2023	2,000	2,000
Total notes payable - related parties	4,000	4,000
Less current portion	(2,000)	(2,000)
Long-term portion	$2,000	$2,000

Future maturities of notes payable, related parties at September 30, 2022 are as follows (in $000’s):

Years ending September 30,
2023	$2,000
2024	—
2025	2,000
2026	—
2027	—
Thereafter	—
Total	$4,000

JanOne Inc. Note

On December 30, 2017, ApplianceSmart Holdings Inc. (“ASH”) entered into a Stock Purchase Agreement (the “Agreement”) with Appliance Recycling Centers of America, Inc. (now JanOne Inc.) (the “Seller”) and ApplianceSmart, Inc. (“ApplianceSmart”), a subsidiary of the Seller. Pursuant to the Agreement, ASH purchased (the “Transaction”) from the Seller all of the issued and outstanding shares of capital stock of ApplianceSmart in exchange for $6.5 million (the “Purchase Price”). On April 25, 2018, ASH delivered to the Seller that certain Promissory Note (the “ApplianceSmart Note”) in the original principal amount of approximately $3.9 million (the “Original Principal Amount”) as such amount may be adjusted pursuant to its terms. The remaining approximately $2.6 million of the Purchase Price was paid in cash by ASH to the Seller. In connection with the discharge of certain debts of ApplianceSmart's in bankruptcy (see Note 17), the balance due on the ApplianceSmart Note of approximately $2.8 million was written off. Consequently, as of September 30, 2022, there was no balance due.

Isaac Capital Group LLC

As of December 8, 2022, Isaac Capital Group LLC (“ICG”), together with Jon Isaac, our President and CEO and the President and sole member of ICG, control approximately 50.2% of the outstanding voting power of our company (assuming the exercise of all outstanding and exercisable warrants held by them).

Mezzanine Loan

During 2015, Marquis entered into a mezzanine loan in the amount of up to $7.0 million (the “ICF Loan”) with Isaac Capital Fund I, LLC (“ICF”), a private lender whose managing member is Jon Isaac, the Company’s President and Chief Executive Officer. On July 10, 2020, (i) ICF released and discharged Marquis from all obligations under the loan, (ii) ICF assigned all of its rights and obligations under the instruments, documents, and agreements with respect to the ICF Loan to ICG, of which Jon Isaac, the Company’s President and Chief Executive Officer, is the sole member, and (iii) Live Ventures borrowed $2.0 million (the “ICG Loan”) from ICG using essentially the same documentation from the ICF Loan. There was no balance outstanding on the note as of the date of assignment. The ICG Loan matures on May 1, 2025 and bears interest at a rate of 12.5%. Interest is payable in arrears on the last day of each month, commencing July 31, 2020. As of September 30, 2022, and September 30, 2021, there was $2.0 million outstanding on this loan.

Revolving Promissory Note

On April 9, 2020, the Company entered into an unsecured revolving line of credit promissory note whereby ICG agreed to provide the Company with a $1.0 million revolving credit facility (the “ICG Revolver”). The ICG Revolver bears interest at 10.0% per annum and provides for the payment of interest monthly in arrears and matures April 2023. On June 23, 2022, as amended by unanimous consent of the Board of Directors, the facility was increased to $6.0 million to facilitate the acquisition of Kinetic, as discussed in Note 5 above. No other terms of the Note were changed. An advance of $4.5 million was drawn on June 23, 2022 to facilitate the Kinetic acquisition, which was repaid in full on June 30, 2022. Additionally, an advance of $1.8 million was drawn on July 1, 2022 to facilitate the Better Backers acquisition (see Note 5), which was repaid by Marquis on August 18, 2022. As of September 30, 2022, there was no balance outstanding on this note.

Loan from Spriggs Investments LLC

On July 10, 2020, the Company executed a promissory note (the “Spriggs Promissory Note”) in favor of Spriggs Investments, LLC (“Spriggs Investments”), a limited liability company whose sole member is Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, Inc., a wholly-owned subsidiary of the Company, that memorializes a loan by Spriggs Investments to the Company in the initial principal amount of $2.0 million (the “Spriggs Loan”). The Spriggs Loan originally matured on July 10, 2022; however, the maturity date was extended to July 10, 2023, pursuant to unanimous consent of the Board of Directors. The Spriggs Promissory Note bears simple interest at a rate of 10.0% per annum. As of September 30, 2022, the balance due was $2.0 million.

Note 12: Stockholders’ Equity

Series B Convertible Preferred Stock

In March 2022, the existing 315,790 shares of Series B Convertible Preferred Stock were converted into 1,578,950 common shares, in accordance with Series B Convertible Preferred Stock agreements. Of the 315,790 existing shares of Series B Convertible Preferred Stock converted, Isaac Capital Group LLC (“ICG”) held 259,902 of these shares, and converted them into 1,299,510 common shares. Jon Isaac, the Company's President and Chief Executive Officer, is the President and sole member of ICG, and, accordingly, has sole voting and dispositive power with respect to these shares. As of September 30, 2022 and September 30, 2021, there were zero and 315,790 shares of Series B Convertible Preferred Stock issued and outstanding, respectively

Series E Convertible Preferred Stock

As of September 30, 2022 and 2021, there were 47,840 and 47,840 shares of Series E Convertible Preferred Stock issued and outstanding, respectively. During the year ended September 30, 2020, the Company repurchased 30,000 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $3. The shares accrue dividends at the rate of 5% per annum on the liquidation preference per share, payable quarterly from legally available funds. The shares carry a cash liquidation preference of $0.30 per share, plus any accrued but unpaid dividends. If such funds are not available, dividends shall continue to accumulate until they can be paid from legally available funds. Holders of the preferred shares are entitled to convert them into shares of our common stock on a 1:0.005 basis together with payment of $85.50 per converted share.

During the years ended September 30, 2022 and 2021, the Company accrued dividends of approximately $720 and $720, respectively. As of September 30, 2022 and 2021, accrued dividends were approximately $200 payable to holders of Series E preferred stock.

Common Stock

As of September 30, 2022 and 2021, there were 3,074,833 and 1,582,334 shares of Common Stock issued and outstanding, respectively.

Treasury Stock

For year ended September 30, 2022 and 2021, the Company purchased 86,451 and 35,435 shares of its common stock on the open market (treasury shares), respectively, for approximately $2.7 million and $421,000, respectively. Such shares are recorded on the Company’s Consolidated Balance Sheets as treasury stock.

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

Note 13: Warrants

As of September 30, 2020 the Company had 118,029 warrants to purchase shares of Series B Convertible Preferred Stock outstanding with a weighted average exercise price of $20.80 expiring at various timeframes over the next two years. The Company and ICG previously entered into agreements whereby if the warrants were not exercised on or before the applicable expiration date, the applicable expiration date was deemed automatically extended for successive two-year periods, immediately prior to such expiration. During the year ended September 30, 2020, the Company recorded a fair value adjustment of $462 related to the extension of warrants that expired during this period. There were no such adjustments made during the years ended September 30, 2022 and 2021. In January 2021, all warrants were exercised (via cashless exercise) for shares of Series B Convertible Preferred Stock.

Note 14: Stock-Based Compensation

From time to time, the Company grants stock options and restricted stock awards to directors, officers and employees. These awards are valued at the grant date by determining the fair value of the instruments. The value of each award is amortized on a straight-line basis over the requisite service period.

Stock Options

The following table summarizes stock option activity for the years ended September 30, 2022 and 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2020	119,168	$15.76	2.71	$—
Granted	7,500	40.92
Exercised	(28,668)	11.25
Forfeited	(10,500)	20.56
Outstanding at September 30, 2021	87,500	$18.81	1.78	$1,626
Exercisable at September 30, 2021	78,500	$16.29	1.72	$1,626

Outstanding at September 30, 2021	87,500	$18.81	1.78	$1,626
Granted	—
Exercised	—
Forfeited	—
Outstanding at September 30, 2022	87,500	$18.81	0.78	$771
Exercisable at September 30, 2022	87,500	$18.81	0.78	$771

The Company recognized compensation expense of approximately $38,000 and $489,000 during the years ended September 30, 2022 and 2021, respectively, related to stock option awards granted to certain employees and officers based on the grant date fair value of the awards. No forfeitures are estimated. During the years ended September 30, 2022 and 2021, 0 and 7,500 stock options were granted, respectively.

At September 30, 2022 the Company had no unrecognized compensation expense associated with stock option awards.

The exercise price for stock options outstanding and exercisable at September 30, 2022 is as follows:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
25,000	$10.00	25,000	$10.00
6,250	12.50	6,250	12.50
6,250	15.00	6,250	15.00
25,000	15.18	25,000	15.18
4,000	23.41	4,000	23.41
4,000	27.60	4,000	27.60
4,000	31.74	4,000	31.74
4,000	36.50	4,000	36.50
5,000	40.00	5,000	40.00
4,000	41.98	4,000	41.98
87,500		87,500

The following table summarizes information about the Company’s non-vested shares as of September 30, 2022:

Average
	Number of	Grant-Date
Non-vested Options	Options	Fair Value
Non-vested at September 30, 2021	9,000	$17.57
Granted	—	$—
Forfeited/Cancelled	—	$—
Vested	(9,000)	$17.57
Non-vested at September 30, 2022	—	$—

Note 15: Earnings Per Share

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

The following table presents the computation of basic and diluted net income per share:

	Years Ended September 30,
	2022	2021
Basic
Net income	$24,741	$31,197
Less: preferred stock dividends	—	—
Net income applicable to common stock	$24,741	$31,197
Weighted average common shares outstanding	3,116,214	1,566,288
Basic income per share	$7.94	$19.92

Diluted
Net income applicable to common stock	$24,741	$31,197
Add: preferred stock dividends	—	—
Net income applicable for diluted earnings per share	$24,741	$31,197
Weighted average common shares outstanding	3,116,214	1,566,288
Add: Options	39,082	37,069
Add: Series B Preferred Stock	—	1,578,950
Add: Series E Preferred Stock	239	239
Assumed weighted average common shares outstanding	3,155,535	3,182,546
Diluted income per share	$7.84	$9.80

There are 21,000 and zero options to purchase shares of common stock that are anti-dilutive, and are not included in the years ended September 30, 2022 and 2021, diluted earnings per share computations, respectively.
Note 16: Related Party Transactions

During 2015, Marquis entered into a mezzanine loan in the amount of up to $7.0 million (the “ICF Loan”) with Isaac Capital Fund I, LLC (“ICF”), a private lender whose managing member is Jon Isaac, the Company’s President and Chief Executive Officer (see Note 11).

On April 9, 2020, the Company entered into an unsecured revolving line of credit promissory note whereby ICG agreed to provide the Company with a $1.0 million revolving credit facility (the “ICG Revolver”) (see Note 11).

Customer Connexx LLC, a wholly owned subsidiary of JanOne Inc. (formerly Appliance Recycling Centers of America, Inc.), rents approximately 9,900 square feet of office space from the Company at its Las Vegas office which totals 16,500 square feet. JanOne Inc. paid the Company approximately $218,000 and $190,000 in rent and other common area reimbursed expenses for the years ended September 30, 2022 and 2021, respectively. Tony Isaac, a member of the Board of Directors of the Company and Virland Johnson, former Chief Financial Officer of the Company, are President and Chief Executive Officer and members of the Board of Directors, and Chief Financial Officer of JanOne Inc., respectively.

On April 25, 2018, ASH delivered to the Seller the ApplianceSmart Note in the Original Principal Amount, as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on the Maturity Date. The ApplianceSmart Note bears interest at 5% per annum with interest payable monthly in arrears. Ten percent of the outstanding principal amount will be repaid annually on a quarterly basis, with the accrued and unpaid principal due on the Maturity Date. ApplianceSmart has agreed to guaranty repayment of the ApplianceSmart Note. The remaining approximately $2.6 million of the Purchase Price was paid in cash by ASH to the Seller. ASH may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal Amount. In connection with the discharge of certain debts of ApplianceSmart in bankruptcy (see Note 17), the balance due of approximately $2.8 million was written off. Consequently, as of September 30, 2022, there was no balance due.

On April 5, 2022, the Company entered into a Purchasing Agreement with ARCA Recycling, Inc. (“ARCA”), a wholly-owned subsidiary of JanOne. Pursuant to the agreement, the Company agrees to purchase inventory from time to time for ARCA as set forth in submitted purchase orders. The inventory is owned by the Company until ARCA installs it in customer's homes, and payment by ARCA to the Company is due upon ARCA's receipt of payment from the customer. All purchases made by the Company shall be paid back by ARCA in full plus an additional five percent surcharge or broker-type fee. The term of the Agreement is one year, and automatically renews if not terminated by either party. As of September 30, 2022, the amount due from ARCA was approximately $518,000, and the inventory balance was approximately $125,000. For the year ended September 30, 2022, the Company recorded broker fees of approximately $99,000.

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

On July 10, 2020, the Company executed a promissory note (the “Spriggs Promissory Note”) in favor of Spriggs Investments, LLC (“Spriggs Investments”), a limited liability company whose sole member is Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, Inc., a wholly-owned subsidiary of the Company, that memorializes a loan by Spriggs Investments to the Company in the initial principal amount of $2.0 million (the “Spriggs Loan”). The Spriggs Loan originally matured on July 10, 2022; however, the maturity date was extended to July 10, 2023, pursuant to unanimous consent of the Board of Directors. The Spriggs Promissory Note bears simple interest at a rate of 10.0% per annum. As of September 30, 2022, the balance due was $2.0 million.

On July 1, 2022, in connection with its acquisition of Better Backers, Marquis entered into two building leases with Spyglass Estate Planning, LLC, a limited liability company whose sole member is Jon Isaac, the Company’s President and Chief Executive Officer. The building leases are for 20-years with two options to renew for an additional five years each (see Note 5 above). The provisions of the lease agreements include an initial 24-month month-to-month rental period, during which the lessee may cancel with 90-day notice, followed by a 20-year lease term with two five-year renewal options. The Company has evaluated each lease and determined the rent amounts to be at market rates.

Sale of ApplianceSmart Contracting

On April 22, 2020, the Company sold ApplianceSmart Contracting Inc. (“ApplianceSmart Contracting”) to Michelle Cooper, a related party as a result of her relationship with Virland A. Johnson, the Company’s former Chief Financial Officer, for $60,000. In connection with the sale, and under the terms of a purchase and sale agreement and a secured promissory note (the “ASC Note”), the Company agreed to loan ApplianceSmart Contracting up to approximately $382,000 to satisfy then outstanding sales tax obligations owed by ApplianceSmart Contracting. Advances under the loan are only made by the Company to ApplianceSmart Contracting upon the presentation of evidence by ApplianceSmart Contracting of the satisfaction of one or more outstanding state sales tax amounts. Advances bear interest at 8.0% per annum. The loan matures on September 30, 2022 or on such earlier date as provided in the Note. The loan is guaranteed by the related party and secured by the assets of ApplianceSmart Contracting. At the closing of the sale transaction, the Company advanced ApplianceSmart Contracting $60,000. As of September 30, 2022, the note was paid in full.

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

The Company continues to assert that the SEC’s pursuit of this matter will not result in any benefit to investors and instead will only serve as a distraction from core business. On October 1, 2021, the Company and two of its executive officers as defendants (collectively, the “Defendants”), filed their motions with the court to dismiss the complaint. The SEC filed its response opposing the motions on November 1, 2021. The Defendants filed their reply to the SEC’s opposition on November 15, 2021. On September 7, 2022, the court denied the motions to dismiss.

ApplianceSmart Bankruptcy and Other ApplianceSmart Litigation Matters

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

Warranties

During 2019, the Company became the principal for certain extended warranties, as a result, warranty reserves are included in accrued liabilities in our consolidated balance sheet. The following table summarizes the warranty reserve activity for the years ended September 30, 2022 and 2021 (in $000’s):

Beginning balance, September 30, 2020	$206
Warranties issued/accrued	—
Warranty settlements	(101)
Ending balance, September 30, 2021	105
Warranty issued/accrued	—
Warranties settlements	(70)
Ending balance, September 30, 2022	$35

Note 18: Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Income tax expense for the years ended September 30, 2022 and 2021 is as follows (in $000’s):

	Year Ended	Year Ended
	September 30, 2022	September 30, 2021
Current expense:
Federal	$524	$3,830
State	329	1,015
	853	4,845
Deferred expense:
Federal	5,051	3,474
State	971	343
	6,022	3,817
Total income tax expense	$6,875	$8,662

A reconciliation of the differences between the effective and statutory income tax rates for years ended September 30, 2022 and 2021:

	Year Ended	Year Ended
	September 30, 2022	September 30, 2021
Federal statutory rates	21.0%	21.0%
State income taxes, net of federal benefit	4.0%	2.4%
Permanent differences	3.2%	(0.9)%
Bankruptcy gain exclusion	(9.0)%	0.0%
Stock compensation	3.8%	1.7%
PPP loan forgiveness	0.0%	(3.3)%
Property and equipment adjustment	0.0%	0.5%
Change in valuation allowance	(0.2)%	(0.6)%
Other	(1.0)%	1.0%
Effective rate	21.8%	21.8%

At September 30, 2022 and 2021, deferred income tax assets and liabilities were comprised of (in $000’s):

	September 30, 2022	September 30, 2021
Deferred income tax assets (liabilities):
Allowance for bad debts	$53	$15
Accrued expenses	(172)	168
Inventory	1,132	836
Accrued compensation	150	127
Net operating loss	508	508
Tax credits	475	540
Stock compensation	265	1,466
Intangibles	(2,952)	(2,491)
Property & equipment	(8,843)	(4,822)
Right of use assets	(8,817)	(7,616)
Lease liabilities	9,609	9,136
Other	560	188
Less: Valuation allowance	(786)	(851)
Total deferred income tax asset (liability)	$(8,818)	$(2,796)

The Company has federal and state net operating loss carryforwards of none and approximately $7.3 million, respectively, as of September 30, 2022. State net operating loss amounts begin to expire in 2035. The Company has state tax credit carryforwards as of September 30, 2022 of approximately $0.6 million. The 2018 through 2021 tax years are open to examination by the various federal and state jurisdictions.

The Company evaluates all available evidence to determine if a valuation allowance is needed to reduce its deferred tax assets. Management has concluded that it is more likely than not that a portion of its existing tax benefits will not be realized. Accordingly, the Company has recorded a valuation allowance of approximately $0.8 million at September 30, 2022 to reduce its deferred tax assets.

On August 16, 2022, President Biden signed the Inflation Reduction Act which includes a new minimum tax on certain large corporations and an excise tax on stock buybacks. We do not anticipate this legislation will have a material impact for the Company.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of September 30, 2022. The Company’s policy is to record uncertain tax positions as a component of income tax expense.

Note 19: Segment Reporting

The Company operates in four operating segments which are characterized as: (1) Retail, (2) Flooring Manufacturing, (3) Steel Manufacturing, and (4) Corporate and Other. The Retail segment consists of Vintage Stock and ApplianceSmart; the Flooring Manufacturing Segment consists of Marquis; and the Steel Manufacturing Segment consists of Precision Marshall.

The following tables summarize segment information for the years ended September 30, 2022 and 2021 (in $000’s):

	Year Ended		Year Ended
	September 30, 2022		September 30, 2021
		% of		% of Total
	Net Revenue	Total Revenue	Net Revenue	Total Revenue
Retail	$86,156	30.0%	$88,845	32.5%
Flooring manufacturing	130,850	45.6%	130,223	47.7%
Steel manufacturing	60,617	21.1%	49,302	18.1%
Corporate and other	9,290	3.2%	4,611	1.7%
Total Revenue	$286,913	100.0%	$272,981	100.0%

	Year Ended September 30,
	2022	2021
Revenues
Retail	$86,156	$88,845
Flooring Manufacturing	130,850	130,223
Steel Manufacturing	60,617	49,302
Corporate & Other	9,290	4,611
	$286,913	$272,981
Gross profit
Retail	$45,583	$48,059
Flooring Manufacturing	31,908	37,893
Steel Manufacturing	16,878	11,954
Corporate & Other	3,458	1,557
	$97,827	$99,463
Operating income (loss)
Retail	$12,628	$16,340
Flooring Manufacturing	14,154	20,203
Steel Manufacturing	8,866	5,869
Corporate & Other	(9,721)	(6,622)
	$25,927	$35,790
Depreciation and amortization
Retail	$1,247	$1,499
Flooring Manufacturing	3,331	3,721
Steel Manufacturing	1,983	1,440
Corporate & Other	607	131
	$7,168	$6,791
Interest expense, net
Retail	$440	$1,578
Flooring Manufacturing	1,883	2,049
Steel Manufacturing	1,312	1,046
Corporate & Other	574	532
	$4,209	$5,205
Income before provision for income taxes
Retail	$23,197	$15,789
Flooring Manufacturing	11,828	22,742
Steel Manufacturing	5,201	5,239
Corporate & Other	(8,610)	(4,091)
	$31,616	$39,679

	Year Ended September 30,
Total Assets	2022	2021
Retail	$72,166	$59,760
Flooring manufacturing	130,440	94,853
Steel manufacturing	72,269	33,635
Corporate and other	3,762	23,490
Consolidated totals	$278,637	$211,738

Note 20: Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, as of September 30, 2022, we concluded that the Company's disclosure, controls, and procedures were effective.

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

Our management assessed the design and effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, as of September 30, 2022, our management concluded that our internal controls over financial reporting were operating effectively.

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

As of September 30, 2021, management noted the following deficiencies that management believes to be material weaknesses:

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

These material weaknesses resulted in immaterial misstatements that were corrected prior to the issuance of the Company's financial statements. However, these material weaknesses created a reasonable possibility that a material misstatement(s) of the financial statements could occur without being prevented or detected on a timely basis

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Remediation of Material Weaknesses. Management took steps to remediate these material weaknesses, including revamping our risk assessment process to better respond to accounting and process risks created by future changes in our business and other non-routine transactions, increasing the depth and experience within our accounting and finance organization, and designing and implementing improved processes and internal controls. These steps were completed by the fourth quarter of 2022 and the material weaknesses were successfully remediated as of September 30, 2022. If other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of our common stock to decline.

Changes in Internal Control Over Financial Reporting. Except for the remediation of the material weaknesses previously described, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15and 15d-15 of the Exchange Act that occurred during the year ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The directors of the Company and their ages as of September 30, 2022, are as follows:

Name	Age	Position
Jon Isaac	40	Chief Executive Officer, President and Director
Tony Isaac	69	Financial Planning and Strategist/Economist and Director
Richard D. Butler, Jr.	72	Director
Dennis (De) Gao	43	Director
Tyler Sickmeyer	37	Director

Set forth below are the respective principal occupations or brief employment histories of each of our directors and executive officers and the periods during which each has served as a director of the Company, as well as for our named executive officers.

Jon Isaac. Mr. Jon Isaac has served as a director of our Company since December 2011 and became our President, Chief Executive Officer and Chief Financial Officer in January 2012. He is the founder of Isaac Organization, a privately held investment company. At Isaac Organization, Mr. Isaac has closed a variety of multi-faceted real estate deals and has experience in aiding public companies to implement turnarounds and in raising capital. Mr. Isaac studied Economics and Finance at the University of Ottawa, Canada.

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
•
Experience in negotiation and problem-solving of complex real estate and business transactions

Richard D. Butler, Jr. Mr. Butler is Chairman of the Corporate Governance and Nominating Committee and the Compensation Committee and has served as a director and member of the Audit Committee of our Company since August 2006 (including YP.com from 2006-2007). He is a veteran savings and loan and mortgage banking executive, co-founder and major shareholder of Aspen Healthcare, Inc. and Ref-Razzer Corporation, former Chief Executive Officer of Mt. Whitney Savings Bank, Chief Executive Officer of First Federal Mortgage Bank, Chief Executive Officer of Trafalgar Mortgage, and Executive Officer & Member of the President’s Advisory Committee at State Savings & Loan Association (peak assets $14 billion) and American Savings & Loan Association (NYSE: FCA; peak assets $34 billion). Mr. Butler attended Bowling Green University in Ohio, San Joaquin Delta College in California and Southern Oregon State College.

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

Dennis (De) Gao. Mr. Gao is the Chairman of the Audit Committee and has served as a director of our Company since January 2012. In July 2010, Mr. Gao co-founded and became the CFO at Oxstones Capital Management, a privately held company and a social and philanthropic enterprise, serving as an idea exchange for the global community. Prior to establishing Oxstones Capital Management, from June 2008 until July 2010, Mr. Gao was a product owner at Procter and Gamble for its consolidation system and was responsible for the Procter and Gamble’s financial report consolidation process. From May 2007 to May 2008, Mr. Gao was a financial analyst at the Internal Revenue Service's CFO division. Mr. Gao has a dual major Bachelor of Science degree in Computer Science and Economics from University of Maryland, and an M.B.A. specializing in finance and accounting from Georgetown University’s McDonough School of Business.

Specific Qualifications:

•
Relevant educational background and business experience.
•
Background and experience in finance required for service on Audit Committee.
•
Experience having ultimate responsibility for the preparation and presentation of financial statements.
•
“Audit Committee Financial Expert” for purposes of SEC rules and regulations.

Tyler Sickmeyer. Mr. Sickmeyer has served as a director of our Company and as a member of the Audit Committee since August 11, 2014. In August 2008, Mr. Sickmeyer founded and since that time has served as the CEO of Fidelitas Development, a full-service marketing firm that focuses on producing an improved return on investment rate for its clients. Mr. Sickmeyer, an eCommerce thought expert who has presented to audiences across the globe, has provided consulting services to a variety of companies, large and small alike, and specializes in creating efficiencies for developing brands. Mr. Sickmeyer studied business at Robert Morris University and Lincoln Christian University.

Specific Qualifications:

•
Over 15 years of experience in marketing, including promotion and brand development through the use of social media marketing.

Information about our Executive Officers

In addition to the information provided above regarding Jon Isaac, the following sets forth the Company’s current executive officers as of September 30, 2022:

Name	Age	Current Position and Offices
Weston A. Godfrey, Jr.	44	Chief Executive Officer of Marquis Industries, Inc.
Eric Althofer	40	Chief Operating Officer of Live Ventures, Incorporated
David Verret	48	Chief Financial Officer of Live Ventures Incorporated
Thomas Sedlak	51	Chief Executive Officer of Precision Industries, Inc.
Rodney Spriggs	56	President and Chief Executive Officer of Vintage Stock, Inc.

Weston A. Godfrey, Jr. Mr. Godfrey became Chief Executive Officer of Marquis Industries, Inc. on July 1, 2018 after re-joining the company as Executive Vice President on January 22, 2018. Mr. Godfrey served as Sales Operations Manager and Senior Sales Manager for Samsung Electronics America, Inc for three years prior to re-joining the company, where he was responsible for financial operations, forecasting and sales in the Home Appliance business. Prior to joining Samsung Electronics America, Inc, Mr. Godfrey spent five years serving as Vice President of Operations for Marquis Industries, Inc. reporting directly to the Chief Executive Officer and responsible for credit, claims, customer service, sales operations, supply chain, and purchasing. Early in his career, Mr. Godfrey worked for Dupont’s nylon fibers business, where he was certified as a Six Sigma Black Belt. Mr. Godfrey’s experience includes process improvement, supply chain optimization, demand planning, forecasting, business operations, strategic selling and strategic purchasing. Mr. Godfrey holds a Bachelor of Business Administration in Marketing from the University of Georgia.

Eric Althofer. Mr. Althofer joined the Company as Chief Operating Officer and Managing Director (Finance) on April 10, 2021. Prior to joining Live Ventures, Mr. Althofer served as a director of Capitala Investment Advisors (“Capitala”), joining the firm in 2014. Mr. Althofer’s primary responsibilities included transaction screening, structuring and due diligence execution. Prior to joining Capitala, Mr. Althofer spent more than three years in investment banking with Jefferies LLC, working on over 25 M&A, debt and equity transactions for consumer and retail companies. Before joining Jefferies, Mr. Althofer worked as a strategy and operations consultant for four years with Deloitte Consulting, where he worked primarily in the healthcare and financial services industries. Mr. Althofer graduated cum laude from Washington University in St. Louis with a degree in Economics and received his M.B.A., with distinction, from the University of Michigan Ross School of Business with emphases in Finance and Accounting.

David Verret. Mr. Verret became Chief Accounting Officer of the Company on September 29, 2021; on March 1, 2022, Mr. Verret was appointed as Chief Financial Officer. For the decade prior to joining the Company, he was the Chief Accounting Officer at Brinks Home Security™, where he also had held other accounting positions. In the preceding 13 years, he was employed by KPMG LLP in its audit practice. During David’s tenure at KPMG, he worked as a member of its audit staff (1998 to 2003) and then as a Manager and Senior Manager (2003 to 2011) in Dallas, Texas. Mr. Verret holds a Bachelor of Business Administration in Accounting, as well as a Masters of Science from Texas Tech University (1997).

Thomas Sedlak. Mr. Sedlak was appointed the Chief Executive Officer of Precision Industries, Inc. on July 14, 2020 in connection with the Company’s acquisition of Precision Industries, Inc. (“Precision Marshall”). Prior to his appointment as Chief Executive Officer, Mr. Sedlak was Senior Vice President of Precision Marshall. Mr. Sedlak joined Precision Marshall in 2008 as the Controller and was promoted to Manager of Operations in October 2008. In January 2013, Mr. Sedlak was promoted to Vice President of Operations and, in November 2017, Mr. Sedlak was promoted to Senior Vice President. Prior to joining Precision Marshall, Mr. Sedlak had more than 11 years of financial management and controllership experience with PPG Industries and DQE Energy Services. Mr. Sedlak holds a Bachelor’s degree from Robert Morris University and an M.B.A from the University of Pittsburgh – Joseph M. Katz Graduate School of Business.

Rodney Spriggs. Mr. Spriggs is President and CEO of Vintage Stock, Inc. Mr. Spriggs joined Vintage Stock as General Manager in January 1990 and has served as President of Vintage Stock, Inc. since 2002 and President of Moving Trading Company since 2006. He received a Bachelor’s degree in Business Administration and a minor in marketing from Missouri Southern State University. Mr. Spriggs has also been a partner and advisor in a commercial LED lighting and commercial and resident solar company. In addition to corporate oversight, Mr. Spriggs is responsible for new market openings, the specialty retail site selection, lease negotiation and product acquisitions.

Family Relationships

Jon Isaac, who is a director and serves as our President and Chief Executive Officer, is the son of Tony Isaac, who is also a director and serves as our Financial Planning and Strategist/Economist. Tony Isaac does not receive any compensation from the Company other than compensation equivalent to that paid to the independent members of the Board.

Involvement in Certain Legal Proceedings

To the best of our knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders, or decrees material to the evaluation of the ability and integrity of any director during the past ten years other than following: (i) filing by ApplianceSmart, Inc., of a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code, from which it emerged on February, 28, 2022; and, (ii) a civil complaint filed by the SEC naming the Company, Jon Isaac, Tony Isaac, and the Company’s then-CFO, Virland Johnson (see below for more information).

On August 2, 2021, the SEC filed a civil complaint (the “SEC Complaint”) in the United States District Court for the District of Nevada naming the Company. The SEC Complaint alleges financial, disclosure and reporting violations against the Company under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5. The SEC Complaint also alleges various claims against certain executive officers under Sections 13(a), 13(b)(2)(A), 13(b)(2)(B), and 13(b)(5) of the Exchange Act and Rules 12b-20, 13a-1, 13a-13, 13a-14, 13b2-1, and 13b2-2. The SEC seeks permanent injunctions and civil penalties against the Company. The foregoing is only a general summary of the SEC Complaint, which may be accessed on the SEC’s website at https://www.sec.gov/litigation/litreleases/2021/lr25155.htm.

The Company continues to assert that the SEC’s pursuit of this matter will not result in any benefit to investors and instead will only serve as a distraction from operating our core business. On October 1, 2021, the Company and the named defendants filed a motion with the court to dismiss the complaint. The SEC filed its response opposing the motions on November 1, 2021. The defendants filed their reply responses to the SEC’s opposition on November 15, 2021. On September 7, 2022, the motions to dismiss were denied by the court. .

Board Independence

Each year, the Board reviews the relationships that each director has with the Company and with other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of applicable Nasdaq Listing Rules and whom the Board affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director are considered to be independent directors. The Board has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members’ current and historic relationships with the Company and its competitors, suppliers, and customers; their relationships with management and other directors; the relationships their current and former employers have with the Company; and the relationships between the Company and other companies of which a member of the Company’s Board of Directors is a director or executive officer.

After evaluating these factors, the Board of Directors has determined that a majority of the members of the Board, namely Messrs. Butler, Gao, and Sickmeyer, do not have any relationships that would interfere with the exercise of independent judgment in carrying out their responsibilities as directors and that each such director is an independent director of the Company within the meaning of Nasdaq Listing Rule 5605(a)(2) and the related rules of the SEC.

The Board of Directors held six meetings during the year ended September 30, 2022 and took action by unanimous written consent three times.

Board Committees

Audit Committee

The purpose of our Audit Committee is to assist the Board in overseeing (i) the integrity of our Company’s accounting and financial reporting processes, the audits of our financial statements, as well as our systems of internal controls regarding finance, accounting, and legal compliance; (ii) our Company’s compliance with legal and regulatory requirements; (iii) the qualifications, independence and performance of our independent public accountants; and (iv) our Company’s financial risk. In carrying out this purpose, the Audit Committee maintains and facilitates free and open communication between the Board, the independent public accountants, and our management. During the fiscal year ended September 30, 2021, Messrs. Gao (Chairman), Butler, and Sickmeyer served on our Audit Committee. Each member of the committee satisfies the independence standards specified in Rule 5605(a)(2) of the Nasdaq Listing Rules and the related rules of the SEC and has been determined by the Board to be “financially literate” with accounting or related financial management experience. The Board has also determined that Mr. Gao is an “audit committee financial expert” as defined under SEC rules and regulations and qualifies as a financially sophisticated audit committee member as required under Rule 5605(c)(2)(A) of the Nasdaq Listing Rules. The Board has adopted a charter for the Audit Committee, a copy of which is posted on our website at ir.liveventures.com/governance-docs. The Audit Committee met five times, either telephonically, in person, or via Zoom, during the fiscal year ended September 30, 2022.

Compensation Committee

The purpose of the Compensation Committee is to (i) discharge the Board’s responsibilities relating to compensation of the Company’s directors and executives; (ii) produce an annual report on executive compensation for inclusion in the Company’s proxy statement, if necessary; and (iii) oversee and advise the Board on the adoption of policies that govern the Company’s compensation programs, including stock and benefit plans. During the fiscal year ended September 30, 2021, Messrs. Butler (Chairman), Gao, and Sickmeyer served on the Compensation Committee. Each member of the committee satisfies the independence standards specified in Rule 5605(a)(2) of the Nasdaq Listing Rules and the related rules of the SEC. In addition, each of the current members of the Compensation Committee is a “non-employee director” under Section 16 of the Exchange Act and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). The Board has adopted a charter for the Compensation Committee, a copy of which is posted on our website at ir.liveventures.com/governance-docs. The Compensation Committee met once, and acted two times by unanimous written consent during the fiscal year ended September 30, 2022.

Governance and Nominating Committee

The purpose of the Corporate Governance and Nominating Committee is to (i) identify individuals who are qualified to become members of the Board, consistent with criteria approved by the Board, and to select, or to recommend that the Board select, the director nominees for the next annual meeting of stockholders or to fill vacancies on the Board; (ii) develop and recommend to the Board a set of corporate governance principles applicable to our Company; and (iii) oversee the evaluation of the Board and our Company’s management. During the fiscal year ended September 30, 2021, Messrs. Butler (Chairman), Gao, and Sickmeyer served on the Corporate Governance and Nominating Committee. Each member of the committee satisfies the independence standards specified in Rule 5605(a)(2) of the Nasdaq Listing Rules and the related rules of the SEC. The Board has adopted a charter for the Corporate Governance and Nominating Committee, a copy of which is posted on our website at ir.liveventures.com/governance-docs. The Governance and Nominating Committee met once during the fiscal year ended September 30, 2022, and acted one time by unanimous written consent.

Stockholder Communication with the Board

Stockholders and others interested in communicating with the Board may do so by writing to Board of Directors, Live Ventures Incorporated, 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119.

Changes in Procedures for Director Nominations by Stockholders

There have been no changes to the procedures by which stockholders may recommend nominees to the Board of Directors.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of our Company, including the Chief Executive Officer and other principal financial and operating officers of the Company. The Code of Business Conduct and Ethics is posted on our website at ir.liveventures.com/governance-docs. If we make any amendment to, or grant any waivers of, a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller where such amendment or waiver is required to be disclosed under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on Form 8-K or on our website.

ITEM 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The purpose of this Compensation Discussion and Analysis (“CD&A”) is to provide material information about the Company’s compensation philosophy, objectives, and other relevant policies and to explain and put into context the material elements of the disclosure that follows in this Proxy Statement with respect to the compensation of our named executive officers (in this CD&A, referred to as the “NEOs”). For the fiscal year ended September 30, 2022, our NEOs were:

Jon Isaac, President and Chief Executive Officer

Weston A. Godfrey, Jr., Chief Executive Officer of Marquis Industries

Eric Althofer , Chief Operating Officer

David Verret, Chief Financial Officer

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

Role of Executives in Determining Executive Compensation

Our President and Chief Executive Officer provides input to the Compensation Committee regarding the performance of the other NEOs and offers recommendations regarding their compensation packages in light of such performance. The Compensation Committee is ultimately responsible, however, for determining the compensation of the NEOs, including the Chief Executive Officer or other principal executive officer.

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

Factors Considered in Determining Compensation; Components of Compensation

The Compensation Committee makes executive compensation decisions on the basis of total compensation, rather than on individual components of compensation. The Compensation Committee attempts to create an integrated total compensation program structured to balance both short and long-term financial and strategic goals. Our compensation should be competitive enough to attract and retain highly skilled individuals. In this regard, we utilize a combination of two to four of the following types of compensation to compensate our executive officers:

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

Use of Benchmarking and Compensation Peer Groups

The Compensation Committee did not utilize any benchmarking measure in the fiscal year ended September 30, 2022 and traditionally has not tied compensation directly to a specific profitability measurement, market value of the Company’s common stock or benchmark related to any established peer or industry group. Salary increases are based on the terms of each NEO’s employment agreement, if applicable, and correlated with the Board of Directors’ and the Compensation Committee’s assessment of each NEO’s performance. The Company also generally seeks to increase or decrease compensation, as appropriate, based upon changes in an executive officer’s functional responsibilities within the Company. Historically, the Compensation Committee has not used outside consultants in determining the compensation of the NEOs, and no such consultants were engaged during the fiscal year ended September 30, 2022.

Other Compensation Policies and Considerations; Tax Issues and Risk Management

The intention of the Company has been to compensate the NEOs in a manner that maximizes the Company’s ability to deduct such compensation expenses for federal income tax purposes. However, the Compensation Committee has the discretion to provide compensation that is not “performance-based” under Section 162(m) of the Code if it determines that such compensation is in the best interests of the Company and its stockholders. For the fiscal year ended September 30, 2022, the Company expects to deduct all compensation expenses paid to the NEOs.

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

SUMMARY COMPENSATION TABLE

Name and principal				Stock	Option	All Other
Position	Year	Salary	Bonus	Awards	Awards (1)	Compensation (2)	Total
Jon Isaac (3)	2022	$363,462	$—	$—	$—	$64,226	$427,688
President and Chief Executive Officer	2021	$350,000	$434,782	$—	$76,177	$64,226	$925,185
Weston A. Godfrey, Jr.	2022	$304,928	$800,000	$—	$—	$15,742	$1,120,670
Chief Executive Officer of Marquis Industries	2021	$307,344	$800,000	$—	$—	$15,368	$1,122,712
Michael J. Stein (4)	2022	$—	$—	$—	$—	$—	$—
Senior Vice President and General Counsel	2021	$310,000	$—	$—	$—	$—	$310,000
Eric Althofer	2022	$326,077	$75,000	$—	$37,619	$—	$438,696
Chief Operating Officer	2021	$126,923	$—	$—	$37,584	$—	$164,507
David Verret	2022	$268,149	$110,000	$—	$—	$—	$378,149
Chief Financial Officer	2021	$—	$—	$—	$—	$—	$—

(1)
The amounts reflect the dollar amount recognized for financial statement reporting purposes in accordance with ASC 718. These amounts reflect Live Ventures’ accounting expense for these awards, and do not correspond to the actual value that may be recognized by the NEOs. Please refer to Note 14, Stock-Based Compensation, in our consolidated financial statements included elsewhere in this Form 10-K for a discussion of the assumptions related to the calculation of such value.

(2)
“All Other Compensation” includes amounts accrued or incurred by us for perquisites and benefits per each NEO’s employment agreement. The amount for Mr. Isaac is accrued by us primarily for the reasonable housing allowance to which Mr. Isaac is entitled under his employment agreement. The amount for Mr. Godfrey is primarily related to the car allowance in accordance with his employment agreement.
(3)
On January 11, 2021, the Compensation Committee of the Board of Directors approved an extension of the expiration date of Mr. Isaac's existing 25,000 stock options to purchase the Company’s common stock from January 15, 2021 to January 15, 2023. The option awards for Mr. Isaac for 2021 represents the incremental expense associated with extending those option awards. On April 13, 2021, the Compensation Committee of the Board of Directors approved Mr. Isaac’s bonus.
(4)
Effective August 13, 2021, the Company and Michael J. Stein, the Company’s Senior Vice President & General Counsel, agreed to a mutual separation of Mr. Stein’s employment from all positions he held at the Company and its subsidiaries. The last day of Mr. Stein’s employment was September 6, 2021. In conjunction with his departure, Mr. Stein forfeited 10,500 options to purchase the Company’s common stock, including the 2,500 options granted during the year ended September 30, 2021.

EMPLOYMENT AGREEMENTS

The Company entered into an employment agreement with Jon Isaac, its President and Chief Executive Officer, effective January 1, 2013, as amended on January 16, 2018. The agreement expired on December 30, 2020. On January 11, 2021, the term of Mr. Isaac’s employment agreement was extended to December 31, 2023, effective as of January 1, 2021. Mr. Isaac was entitled to a base annual salary of $200,000, payable in periodic installments in accordance with the Company’s regular payroll practices and subject to all applicable withholdings, including taxes. Mr. Isaac is eligible to receive an annual performance bonus at the sole discretion of the Board of Directors or the Compensation Committee. On or about November 11, 2019, the Compensation Committee of the Board of Directors of the Company approved an increase in Jon Isaac’s salary to $350,000 per year and awarded him a bonus of $275,000. The increase in salary was effective immediately. The bonus was paid in full as of December 31, 2019. Mr. Isaac is entitled to reimbursement for all reasonable business expenses incurred by him in connection with his employment and the performance of his duties as President and Chief Executive Officer, including a reasonable housing expense, not to exceed $7,000 per month. Mr. Isaac is eligible to participate fully in all health and benefit plans available to senior officers of the Company generally, as the same may be amended from time to time by the Board of Directors. Mr. Isaac’s employment terminates upon the first to occur of the following dates: (i) date of Mr. Isaac’s death; (ii) the date on which Mr. Isaac has experienced a “Disability” (as defined in his employment agreement), and we give Mr. Isaac notice of termination on account of Disability; (iii) the date on which Mr. Isaac has engaged in conduct that constitutes Cause (as defined in Mr. Isaac’s employment agreement), and we give Mr. Isaac notice of termination for “Cause”; (iv) the date on which Mr. Isaac voluntarily terminates his relationship with us; or (v) the date on which we give Mr. Isaac notice of termination for any reason other than the reasons set forth in clauses (i) through (iv), above. Upon termination of Mr. Isaac’s employment, we will have no further obligation to Mr. Isaac except that Mr. Isaac will be entitled to payment of any earned but unpaid salary through the date of termination and any unearned bonus in accordance with the terms of the employment agreement.

Marquis Industries, Inc., one of our subsidiaries, entered into an employment agreement with Weston A. Godfrey, Jr., effective on January 22, 2018, which was amended on January 12, 2021, to employ him as its executive vice president from January 22, 2018 until July 1, 2018, and chief executive officer from July 1, 2018 through September 30, 2023, the date on which the agreement terminates. Mr. Godfrey is entitled to a base annual salary of $285,000, payable in periodic installments in accordance with Marquis’ customary payroll practices. Mr. Godfrey is also entitled to receive a car allowance of $1,000 per month, family health and dental insurance at Marquis’ expense, a $1.0 million term life insurance policy, and a family membership to a local fitness facility. Mr. Godfrey is eligible for annual cash bonuses (in an amount no less than $75,000 (but, solely for the fiscal year ended September 30, 2021, $200,000)) after the end of the fiscal year based on the attainment of certain actual EBITDA ranges of Marquis during such fiscal year. In the event of a change of control of Marquis, Mr. Godfrey is entitled to a bonus equal to $660,000. Marquis may terminate Mr. Godfrey for “Cause” (as defined in Mr. Godfrey’s employment agreement), or, in the event Mr. Godfrey becomes permanently disabled or is prevented by injury or sickness from attention to his duties for six consecutive weeks or more, without “Cause.” If Marquis terminates Mr. Godfrey’s employment without “Cause” other than because of Mr. Godfrey’s death or disability, Mr. Godfrey will continue to receive his annual salary for a period of twelve months following such termination and receive fully paid family coverage of health and dental insurance at Marquis’ expense until the earlier of 12 months after such termination or the date of Mr. Godfrey’s subsequent employment. Mr. Godfrey’s employment agreement also contains customary confidentiality, non-competition, and non-disparagement provisions.

The Company entered into an employment agreement with Michael J. Stein, its Senior Vice President, General Counsel, dated September 5, 2017. Effective August 13, 2021, the Company and Mr. Stein agreed to a mutual separation of Mr. Stein’s employment from all positions he held at the Company and its subsidiaries. The last day of Mr. Stein’s employment was September 6, 2021.

The Company extended an offer letter to Eric Althofer to become its Chief Operating Officer with an effective date of April 10, 2021. On April 1, 2022, the Company entered into a three-year employment agreement with Mr. Althofer. The employment agreement provides for (i) an annual salary of $330,000, (ii) a bonus of $75,000 for his services to for the Company during the preceding year, (iii) a three-month severance package if he were to be terminated without cause, and (iv) common stock purchase options to purchase up to 52,500 shares of the Company’s common stock, which options vest as to each tranche of 17,500 shares on April, 1, 2023, April 1, 2024, and April 1, 2025, respectively. Each tranche of options expires, if not exercised, three years from the respective vesting date.

The Company entered into an employment agreement with David Verret, its Chief Financial Officer, dated September 27, 2021. Mr. Verret served as an at-will employee until January 31, 2022. Upon the agreement of Mr. Verret and the Company (which occurred on or before January 31, 2022), the employment agreement will expire three years later on January 31, 2025. Commencing February 1, 2022, the agreement became terminable by either Mr. Verret or the Company on 14 days’ written notice. If the Company terminates the agreement without cause, it will provide Mr. Verret with severance in the amount of one year of his base salary. Mr. Verret was being paid an annual base salary of $250,000. On March 1, 2022, Mr. Verret’s annual salary was increased to $275,000, payable in periodic installments in accordance with the Company’s regular payroll practices and subject to all applicable withholdings, including taxes. Mr. Verret is also eligible to participate fully in all benefit programs or plans sponsored by the Company, as the same may be amended from time to time. Mr. Verret shall be eligible for an annual performance bonus.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes all stock options held by the NEOs as of the end of the fiscal year ended September 30, 2022:

Name	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
Jon Isaac	25,000	(1)	10.00	1/15/2023	(2)
President and Chief Executive Officer
Eric Althofer	5,000	(1)	40.00	4/10/2024
Chief Operating Officer
David Verret	—		—	—
Chief Financial Officer
Weston A. Godfrey, Jr.	—		—	—
Chief Executive Officer of Marquis Industries

(1)
All options are fully vested.
(2)
On January 11, 2021, the Compensation Committee approved an extension of the expiration date from January 15, 2021 to January 15, 2023.

DIRECTOR COMPENSATION

The following table summarizes compensation paid to each of our directors who served in such capacity during the fiscal year ended September 30, 2022. We have omitted from this table the columns for Stock Awards, Options Awards, Non-Equity Incentive Plan Compensation, and Nonqualified Deferred Compensation Earnings, as no amounts are required to be reported in any of those columns for any director during the fiscal year ended September 30, 2022.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes securities available for issuance under Live Venture’s equity compensation plans as of September 30, 2022:

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

2014 Omnibus Equity Incentive Plan

On January 7, 2014, our Board of Directors adopted the 2014 Omnibus Equity Incentive Plan (the “2014 Plan”), which authorizes the issuance of distribution equivalent rights, incentive stock options, non-qualified stock options, performance stock, performance units, restricted ordinary shares, restricted stock units, stock appreciation rights, tandem stock appreciation rights and unrestricted ordinary shares to our officers, employees, directors, consultants, and advisors. The Company has reserved up to 300,000 shares of common stock for issuance under the 2014 Plan.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 8, 2022 for:

•
each of our named executive officers;
•
each of our current directors;
•
all of our current executive officers and directors as a group; and
•
each person known to us to be the beneficial owner of more than 5% of the Company’s common stock.

The business address of each beneficial owner listed in the table unless otherwise noted is c/o Live Ventures Incorporated, 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119

We deem shares of the Company’s common stock that may be acquired by an individual or group within 60 days of December 8, 2022, pursuant to the exercise of options or warrants or conversion of convertible securities, to be outstanding for the purpose of computing the percentage ownership of such individual or group, but these shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group shown in the table. Percentage of ownership is based on 3,074,833 shares of common stock and outstanding on December 8, 2022. The information as to beneficial ownership was either (i) furnished to us by or on behalf of the persons named or (ii) determined based on a review of the beneficial owners’ Schedules 13D/G and Section 16 filings with respect to the Company’s common stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Executive Officers and Directors:
Jon Isaac, President and Chief Executive Office of Live Ventures Incorporated (1)	1,543,687	50.2%
Eric Althofer, Chief Operating Officer (2)	5,000	*
David Verret, Chief Financial Officer (3)	—	*
Weston A. Godfrey, Jr., Chief Executive Officer of Marquis Industries, Inc.	—	—
Rodney Spriggs, President and Chief Executive Officer of Vintage Stock, Inc.	11,666	*
Tony Isaac, Director(4)	55,000	1.8%
Richard D. Butler, Jr., Director	15,487	*
Dennis Gao, Director	7,493	*
Tyler Sickmeyer, Director	—	—
All Executive Officers and Directors as a group (9 persons)	1,638,333	53.1%
Other 5% Stockholders:
Isaac Capital Group, LLC (5) 3525 Del Mar Heights Rd. Suite 765 San Diego, California 92130	1,299,510	42.3%
Kingston Diversified Holdings, LLC, 505 E. Windmill Ln, Suite 1C-231, Las Vegas, NV 89119	279,440	9.1%

* Represents less than 1% of our issued and outstanding common stock.

(1)
Jon Isaac owns 219,177 shares of common stock. Isaac Capital Group, LLC, of which Jon Isaac is the sole member, owns 1,299,510 shares of common stock. Mr. Isaac holds options to purchase up to 25,000 shares of common stock at an exercise price of $10.00 per share, all of which options are currently exercisable.
(2)
Includes options to purchase 5,000 shares of common stock at an exercise price of $40.00 per share
(3)
David Verret was named Chief Financial Officer by the Board of Directors on March 1, 2022, after serving for five months as the Company’s Chief Accounting Officer.
(4)
Includes options to purchase 25,000 shares of common stock at an exercise price of $15.18 per share.
(5)
Isaac Capital Group, LLC, of which Jon Isaac is the sole member, owns 1,299,440 shares of common stock. Mr. Isaac owns an additional 219,177 shares of common stock in his name and holds options to purchase up to 25,000 shares of the Company’s common stock at an exercise price of $10.00 per share, all of which options are currently exercisable.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Loans

Transactions with Isaac Capital Group LLC

On April 9, 2020, the Company entered into an unsecured revolving line of credit promissory note whereby ICG agreed to provide the Company with a $1.0 million revolving credit facility (the “ICG Revolver”). The ICG Revolver bears interest at 10.0% per annum and provides for the payment of interest monthly in arrears and matures April 2023. On June 23, 2022, as amended by unanimous consent of the Board of Directors, the facility was increased to $6.0 million to facilitate the acquisition of Kinetic, as discussed in Note 5 above. No other terms of the Note were changed. An advance of $4.5 million was drawn on June 23, 2022 to facilitate the Kinetic acquisition, which was repaid in full on June 30, 2022. Additionally, an advance of $1.8 million was drawn on July 1, 2022 to facilitate the Better Backers acquisition, which was repaid by Marquis on August 18, 2022. As of September 30, 2022, there was no balance outstanding on this note. The foregoing description of the Unsecured Revolving Credit Facility does not purport to be complete and is qualified in its entirety by reference to the complete text of the unsecured revolving line of credit promissory note, a copy of which is attached as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2019 and is incorporated herein by reference.

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

Jon Isaac, Live Ventures’ President and Chief Executive Officer, is the President and sole member of ICG. As of June 10, 2022, Mr. Isaac is the beneficial owner of approximately 50.2% of the outstanding capital stock (on an as-converted and as-exercised basis) of Live Ventures, which percentage includes ICG’s beneficial ownership of approximately 42.3% of the outstanding capital stock (on an as-converted and as-exercised basis) of Live Ventures.

Loan from Spriggs Investments LLC

On July 10, 2020, Live Ventures executed a promissory note (the “Spriggs Promissory Note”) in favor of Spriggs Investments LLC (“Spriggs Investments”), a limited liability company whose sole member is Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, Inc., a wholly-owned subsidiary of Live Ventures, that memorializes a loan by Spriggs Investments to Live Ventures in the initial principal amount of $2.0 million (the “Spriggs Loan”). The Spriggs Loan, which originally matured on July 10, 2022, but has been extended to July 10, 2023, bears simple interest at a rate of 10.0% per annum. Interest is payable in arrears on the last day of each month, commencing July 31, 2020. Live Ventures may prepay the Spriggs Loan in whole or in part at any time or from time to time without penalty or premium by paying the principal amount to be prepaid, together with accrued interest thereon to the date of prepayment. Live Ventures used the proceeds from the Spriggs Loan to finance the acquisition of Precision Marshall. The Spriggs Promissory Note contains events of default and other provisions customary for a loan of this type. The Spriggs Loan was guaranteed personally by Jon Isaac, Live Ventures’ President and Chief Executive Officer, and by ICG.

As of December 8, 2022, Mr. Spriggs is a record and beneficial owner of less than 1.0% of the outstanding capital stock of Live Ventures.

The foregoing descriptions of the Spriggs Loan and the Spriggs Promissory Note are qualified in their entirety by reference to the complete text of the Spriggs Promissory Note, a copy of which is attached as Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on July 16, 2020.

Transaction with Jan One, Inc.

On April 6, 2022, the Company and JanOne Inc, on behalf of JanOne’s subsidiary, ARCA Recycling Inc. (“ARCA”), entered into a purchasing agreement, wherein the Company will purchase appliances for ARCA, which will then be sold as part of ARCA’s recycling programs. All purchases made by the Company will be paid back by ARCA in full, with an additional 5% fee.

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

On October 13, 2021, a hearing was held to consider approval of a disclosure statement filed by ApplianceSmart in conjunction with its bankruptcy proceedings. On December 14, 2021, a hearing was held to confirm ApplianceSmart’s plan for reorganization (the “Plan”). On February 28, 2022, ApplianceSmart emerged from Chapter 11 bankruptcy. Consequently, the Company wrote-off approximately $11.6 million in extinguished debt and other liabilities, which included any outstanding obligations to the Seller.

Sale of ApplianceSmart Contracting

On April 22, 2020, the Company sold ApplianceSmart Contracting Inc. (“ApplianceSmart Contracting”) to Michelle Cooper, a related party as a result of her relationship with Virland A. Johnson, the Company’s former Chief Financial Officer, for $60,000. In connection with the sale, and under the terms of a purchase and sale agreement and a secured promissory note (the “ASC Note”), the Company agreed to lend ApplianceSmart Contracting up to approximately $382,000 to satisfy then-outstanding sales tax obligations owed by ApplianceSmart Contracting. Advances under the loan are only made by the Company to ApplianceSmart Contracting upon the presentation of evidence by ApplianceSmart Contracting of the satisfaction of one or more outstanding state sales tax amounts. Advances bear interest at 8.0% per annum. The loan matures on September 30, 2022 or on such earlier date as provided in the Note. The loan is guaranteed by the related party and secured by the assets of ApplianceSmart Contracting. At the closing of the sale transaction, the Company advanced ApplianceSmart Contracting $60,000.

Customer Connexx

Customer Connexx LLC, a wholly-owned subsidiary of JanOne Inc. (formerly Appliance Recycling Centers of America, Inc.), sub-leases call center space from Live Ventures in Las Vegas, Nevada. The total amount of sub-lease rent and common area charges was approximately $218,000 for the fiscal year ended September 30, 2022.

Procedures for Approval of Related Party Transactions

In accordance with its charter, the Audit Committee reviews and recommends for approval all related party transactions (as such term is defined for purposes of Item 404 of Regulation S-K). The Audit Committee participated in the approval of the transactions described above other than the ApplianceSmart Acquisition, which was approved by a special committee consisting solely of Mr. Sickmeyer.

ITEM 14. Principal Accounting Fees and Services

Each year, the Audit Committee approves the annual audit engagement in advance. The Audit Committee also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All 2022 and 2021 fiscal year services listed below were pre-approved.

Audit Fees: Audit fees include fees for the audit of the Company’s consolidated financial statements and interim reviews of the Company’s quarterly financial statements, comfort letters, consents and other services related to Securities and Exchange Commission matters.

Audit-Related Fees: Audit-related fees primarily include fees for certain audits of subsidiaries not required for purposes of Frazier & Deeter’s audit of the Company’s consolidated financial statements or for any other statutory or regulatory requirements, and consultations on various other accounting and reporting matters.

Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance.

All Other Fees consist of fees for services other than the services described above.

The following fees were billed to us for the fiscal years ended September 30, 2022 and 2021, respectively:

	2022	2021
Audit Fees	$490,000	$551,665
Audit-Related Fees	—	—
Tax Fees	107,256	104,224
All Other Fees	—	70,262
Total	$597,256	$726,151

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

The following exhibits are filed with or incorporated by reference into this Annual Report.

Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

2.1	Stock Purchase Agreement dated December 30, 2017 among ApplianceSmart Holdings LLC, ApplianceSmart, Inc., and Appliance Recycling Centers of America, Inc.	10-Q	001-33937	10.1	02/14/18

2.2	Bill of Sale and Assignment and Assumption Agreement dated December 21, 2018 by and between Viridian Fibers, LLC and Marquis Industries, Inc.	10-K	001-33937	2.2	12/27/18

2.3	Purchase Agreement dated November 1, 2019, by and among Marquis Affiliated Holdings LLC, Lonesome Oak Trading Co., Inc., and J. Chadwick McEntire	8-K	001-33937	2.3	02/06/20

2.4	First Amendment to Purchase Agreement dated November 1, 2019, by and among Marquis Affiliated Holdings LLC, Lonesome Oak Trading Co., Inc., and J. Chadwick McEntire	8-K	001-33937	2.4	02/06/20

2.5	Agreement and Plan of Merger, dated as of July 14, 2020, by and among Live Ventures Incorporated, President Merger Sub Inc., Precision Industries, Inc., and D. Jackson Milhollan×	8-K	001-33937	2.1	07/16/20

2.6	Contribution Agreement dated effective as of July 14, 2020 by and between Live Ventures Incorporated and Precision Affiliated Holdings LLC	8-K	001-33937	10.1	07/16/20

3.1	Amended and Restated Articles of Incorporation	8-K	000-24217	3.1	08/15/07

3.2	Certificate of Change	8-K	001-33937	3.1	09/7/10

3.3	Certificate of Correction	8-K	001-33937	3.1	03/11/13

3.4	Certificate of Change	10-Q	001-33937	3.1	02/14/14

3.5	Articles of Merger	8-K	001-33937	3.1.4	10/8/15

3.6	Certificate of Change	8-K	001-33937	3.1.5	11/25/16

3.7	Certificate of Designation for Series B Convertible Preferred Stock filed with Secretary of State for the State of Nevada on December 23, 2016, and effective as of December 27, 2016	10-K	001-33937	3.1.6	12/29/16

3.8	Bylaws	10-Q	001-33937	3.8	08/14/18

4.1	Waiver Agreement dated September 6, 2017	10-K	001-33937	4.1	01/18/18

4.2	Description of Our Securities	10-K	001-33937	4.2	02/10/20

4.3	Specimen Stock Certificate	10-K	001-33937	4.3	02/10/20

10.1	Note and Warrant Purchase Agreement, dated April 3, 2012 (the “Note and Warrant Purchase Agreement”), by and between the Registrant and Isaac Capital Group LLC	10-Q	001-33937	10.1	05/15/12

10.2	Senior Subordinated Convertible Note (under Note and Warrant Purchase Agreement)	10-Q	001-33937	10.2	05/15/12

10.3	Subordinated Guaranty (under Note Purchase and Warrant Agreement)	10-Q	001-33937	10.3	05/15/12

10.4	Form of Warrant (under Note and Warrant Purchase Agreement)	10-Q	001-33937	10.4	05/15/12

10.5	First Amendment to Note Purchase Agreement, made and entered into as of April 3, 2012, by and between the Registrant and Isaac Capital Group LLC	10-K	001-33937	10.12.1	01/15/13

10.6	Warrant Amendment dated as of December , 2014	10-K	001-33937	10.9	01/18/18

10.7	Warrant Amendment dated as of December 27, 2016	10-K	001-33937	10.10	01/18/18

10.8	Amendment to Warrants dated as of January 16, 2018	10-K	001-33937	10.11	01/18/18

10.9	Amendment to Warrant dated as of December 3, 2019	10-K	001-33937	10.9	02/07/20

10.10	Convertible Note Purchase Agreement, dated as of January 7, 2014, by and between the Registrant and Kingston Diversified Holdings LLC (the “2014 Note Purchase Agreement”)	10-K	001-33937	10.7	12/29/16

10.11	Form of Convertible Note (under 2014 Note Purchase Agreement)	10-K	001-33937	10.11	01/10/14

10.12	Form of Warrant (under 2014 Note Purchase Agreement)	10-K	001-33937	10.12	01/10/14

10.13	Amendment No. 1 to Convertible Note Purchase Agreement, dated as of October 29, 2014, by and between the Registrant and Kingston Diversified Holdings LLC	10-K	001-33937	10.7a	12/29/16

10.14	Amendment No. 2 to Convertible Note Purchase Agreement, dated as of December 21, 2016, by and between the Registrant and Kingston Diversified Holdings LLC	10-K	001-33937	10.7b	12/29/16

10.15	Share Exchange Agreement between Isaac Capital Group, LLC and Live Ventures Incorporated, dated December 27, 2016	10-Q	001-33937	10.1	02/09/17

10.16	Purchase Agreement, dated as of July 6, 2015 by and among the Registrant, Marquis Affiliated Holdings LLC, Marquis Industries, Inc. and the stockholders of Marquis Industries, Inc.	10-K	001-33937	10.15	01/13/16

10.17	Loan and Security Agreement, dated as of July 6, 2015 by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., A-O Industries, LLC, Astro Carpet Mills, LLC, Constellation Industries, LLC and S F Commercial Properties, LLC, as Borrowers, and Bank of America, N.A. as Lender.	10-K	001-33937	10.16	01/13/16

10.18	Subordinated Loan and Security Agreement, dated as of July 6, 2015 by and among Marquis Affiliated Holdings, LLC, Marquis Industries, Inc., A-O Industries, LLC, Astro Carpet Mills, LLC, Constellation Industries, LLC and SF Commercial Properties, LLC as Borrowers and Isaac Capital Fund I, LLC as Lender	10-K	001-33937	10.17	01/13/16

10.19	Consent, Joinder and First Amendment to Loan and Security Agreement by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., Lonesome Oak Trading Co., Inc., and Isaac Capital Fund I, LLC as Lender	8-K	001-33937	10.2	02/06/20

10.20	Second Amendment to Loan and Security Agreement and Novation Agreement dated as of July 10, 2020 by and among Live Ventures Incorporated, Marquis Affiliated Holdings LLC, Marquis Industries Inc., and Isaac Capital Fund I, LLC	8-K	001-33937	10.3	07/16/20

10.21	Assignment and Assumption Agreement dated as of July 10, 2020 by and between Isaac Capital Fund I, LLC and Isaac Capital Group, LLC	8-K	001-33937	10.4	07/16/20

10.22	Agreement, effective November 30, 2015 by and among the Registrant, Marquis Affiliated Holdings LLC, Marquis Industries, Inc. and the stockholders of Marquis Industries, Inc.	10-Q	001-33937	10.1	02/16/16

10.23	Promissory Note dated June 14, 2016, by Marquis Real Estate Holdings, LLC in favor of STORE Capital Acquisitions LLC	10-Q	001-33937	10.1	08/15/16

10.24	Mortgage Loan Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	10-Q	001-33937	10.2	08/15/16

10.25	Master Lease Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	10-Q	001-33937	10.3	08/15/16

10.26	Purchase and Sale Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	10-Q	001-33937	10.4	08/15/16

10.27	Equipment Security Note between Banc of America Leasing & Capital, LLC and Marquis Industries, Inc.	10-Q	001-33937	10.2	02/09/17

10.28	Fifth Amendment to Loan and Security Agreement between Banc of America Leasing & Capital, LLC and Marquis Industries, Inc. dated February 28, 2017	10-Q	001-33937	10.1	05/11/17

10.29	Consent and Sixth Amendment to Loan and Security Agreement dated June 5, 2018 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., Bank of America, N.A., and the other parties thereto	10-Q	001-33937	10.7	08/14/18

10.30	Consent to Turf Business Sale dated December 19, 2018 among Bank of America, N.A., Marquis Affiliated Holdings LLC, and Marquis Industries, Inc.	10-K	001-33937	10.27	12/27/18

10.31	Seventh Amendment to Loan and Security Agreement dated December 24, 2018 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., and Bank of America, N.A.	10-K	001-33937	10.28	12/27/18

10.32	Consent, Joinder and Eighth Amendment to Loan and Security Agreement dated January 31, 2020 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., Lonesome Oak Trading Co., Inc., and Bank of America, N.A.	8-K	001-33937	10.1	02/06/20

10.33	Ninth Amendment to Loan and Security Agreement dated May 4, 2020 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc. and Bank of America, N.A.	8-K	001-33937	10.2	05/08/20

10.34	Tenth Amendment to Loan and Security Agreement and Consent dated July 6, 2020 by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., and Bank of America, N.A.	10-Q	001-33937	10.3	08/14/20

10.35	Eleventh Amendment to Loan and Security Agreement and Consent dated September 25, 2020 by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., and Bank of America, N.A.	10-K	001-33937	10.35	01/13/21

10.36	Promissory Note between Marquis Industries, Inc. and Bank of America, N.A.	8-K	001-33937	10.1	05/08/20

10.37	Stock Purchase Agreement by and among Vintage Stock Affiliated Holdings LLC (an affiliate of the Registrant), Vintage Stock, Inc., and the Shareholders of Vintage Stock, Inc., dated November 3, 2016	10-K	001-33937	10.22	12/29/16

10.38	Amended and Restated Subordinated Promissory Note of Vintage Stock Affiliated Holdings LLC in favor of certain of the Shareholders of Vintage Stock, Inc., dated June 7, 2018	10-K	001-33937	10.30	12/27/18

10.39	Amended and Restated Subordination Agreement by and among Rodney Spriggs, in his capacity as the representative of certain of the Shareholders of Vintage Stock, Inc., and Wilmington Trust, National Association, dated June 7, 2018	10-K	001-33937	10.31	12/27/18

10.40	Loan Agreement between Vintage Stock, Inc. and Texas Capital Bank, National Association, dated November 3, 2016	10-K	001-33937	10.27	12/29/16

10.41	First Amendment to Loan Agreement between Texas Capital Bank, National Association and Vintage Stock, Inc., dated January 23, 2017	10-K	001-33937	10.30	01/18/18

10.42	Second Amendment to Loan Agreement dated September 20, 2017 between Texas Capital Bank, National Association and Vintage Stock, Inc.	10-K	001-33937	10.31	01/18/18

10.43	Third Amendment to Loan Agreement dated June 7, 2018 between Texas Capital Bank, National Association and Vintage Stock, Inc.	8-K	001-33937	10.3	06/11/18

10.44	Fourth Amendment to Loan Agreement dated June 24, 2019 between Texas Capital Bank, National Association and Vintage Stock, Inc.	10-Q	001-33937	10.1	08/14/19

10.45	Fifth Amendment to Loan Agreement dated September 24, 2020 between Texas Capital Bank, National Association and Vintage Stock, Inc.	10-K	001-33937	10.45	01/13/21

10.46	Sixth Amendment to Loan Agreement dated September 30, 2020 between Texas Capital Bank, National Association and Vintage Stock, Inc.	8-K	001-33937	10.2	10/02/20

10.47	Revolving Credit Note of Vintage Stock Inc., in favor of Texas Capital Bank, National Association, dated November 3, 2016	10-K	001-33937	10.28	12/29/16

10.48	Security Agreement of Vintage Stock Inc., in favor of Texas Capital Bank, National Association, dated November 3, 2016	10-K	001-33937	10.29	12/29/16

10.49	Waiver Agreement by and among Texas Capital Bank, National Association and Vintage Stock, Inc., dated March 15, 2018	8-K	001-33937	10.12	03/15/18

10.50	Waiver and Agreement Regarding Availability Reserves dated April 10, 2010 by and among Texas Capital Bank, National Association and Vintage Stock, Inc.	10-Q	001-33937	10.5	04/13/20

10.51	Term Loan Agreement among Vintage Stock Inc., Vintage Stock Affiliated Holdings LLC, the Subsidiaries of the Borrowers Party Hereto, the Lenders Party Hereto, Wilmington Trust, National Association, as Administrative Agent, and Capitala Private Credit Fund V, L.P., as Lead Arranger, dated November 3, 2017	10-K	001-33937	10.30	12/29/16

10.52	First Amendment and Waiver to Term Loan Agreement by and among Vintage Stock Affiliated Holdings, LLC, Vintage Stock, Inc., Wilmington Trust, National Association, Capitala Private Credit Fund V, L.P., and the other parties thereto dated October 10, 2017	8-K	001-33937	10.1	10/13/17

10.53	Second Amendment and Waiver to Term Loan Agreement by and among Vintage Stock Affiliated Holdings, LLC, Vintage Stock, Inc., Wilmington Trust, National Association, Capitala Private Credit Fund V, L.P., and the other parties thereto dated March 15, 2018	8-K	001-33937	10.1	03/16/18

10.54	Form of Note under the Capitala Term Loan Agreement	10-K	001-33937	10.31	12/29/16

10.55	Security and Pledge Agreement among Vintage Stock Affiliated Holdings LLC, Vintage Stock, Inc., and Wilmington Trust, National Association, as Administrative Agent, dated November 3, 2016	10-K	001-33937	10.32	12/29/16

10.56	Amended and Restated Promissory Note issued by ApplianceSmart Holdings LLC	10-K	001-33937	10.44	12/27/18

10.57	Security Agreement dated December 26, 2018 by and between ApplianceSmart Holdings LLC and Appliance Recycling Centers of America, Inc.	10-K	001-33937	10.45	12/27/18

10.58	Security Agreement dated December 26, 2018 by and between ApplianceSmart, Inc. and Appliance Recycling Centers of America, Inc.	10-K	001-33937	10.46	12/27/18

10.59	Security Agreement dated December 28, 2018 by and between ApplianceSmart Contracting, Inc. and Appliance Recycling Centers of America, Inc.	10-Q	001-33937	10.1	02/13/19

10.60	Agreement and Guaranty dated December 28, 2018 by ApplianceSmart Contracting Inc. in favor of Appliance Recycling Centers of America, Inc.	10-Q	001-33937	10.2	02/13/19

10.61		Amended and Restated Credit Agreement, dated as of June 7, 2018, by and among the lenders from time-to-time party thereto, Comvest Capital IV, L.P., Vintage Stock, Inc., and Vintage Stock Affiliated Holdings LLC	8-K	001-33937	10.1	06/11/18

10.62		Limited Waiver and First Amendment to Amended and Restated Credit Agreement and Amended and Restated Management Fee Subordination Agreement, dated as of September 3, 2019, by and among the lenders party thereto, Comvest Capital IV, L.P., Vintage Stock, Inc., and acknowledged and agreed to by Vintage Stock Affiliated Holdings LLC and Live Ventures Incorporated	8-K	001-33937	10.1	09/05/19

10.63		Limited Waiver and Second Amendment to Amended and Restated Credit Agreement, Second Amendment to Amended and Restated Management Fee Subordination Agreement and First Amendment to Limited Guaranty as of April 9, 2020, by and among the Lenders, Comvest Capital IV, L.P., as agent for the Lenders, Vintage Stock, Inc., and acknowledged and agreed to by Vintage Stock Affiliated Holdings LLC, and with respect to certain sections, Live Ventures Incorporated	10-Q	001-33937	10.4	04/13/20

10.64		Limited Guaranty, dated as of June 7, 2018, by Live Ventures Incorporated in favor of Comvest Capital IV, L.P.	8-K	001-33937	10.2	06/11/18

10.65		Loan and Security Agreement dated July 14, 2020 by and among Precision Industries, Inc., President Merger Sub Inc., Precision Affiliated Holdings LLC, and the lenders party thereto	8-K	001-33937	10.2	07/16/20

10.66		Promissory Note dated July 10, 2020 issued by Live Ventures Incorporated in favor of Spriggs Investments, LLC	8-K	001-33937	10.5	07/16/20

10.67		Unsecured Revolving Line Promissory Note dated April 9, 2020 issued to Isaac Capital Group, LLC	10-Q	001-33937	10.3	04/13/20

10.68		Loan and Security Agreement, dated as of March 15, 2019, by and between ApplianceSmart, Inc. and Crossroads Financing, LLC	8-K	001-33937	10.2	03/19/19

10.69	†	Employment Agreement between LiveDeal, Inc. and Jon Isaac	10-Q	001-33937	10.1	05/14/13

10.70	†	Amendment to Employment Agreement dated January 16, 2018 between Live Ventures Incorporated and Jon Isaac	10-K	001-33937	10.39	01/18/18

10.71	†	Second Amendment to Employment Agreement dated January 12, 2021 between Live Ventures Incorporated and Jon Isaac	10-K	001-33937	10.71	01/13/21

10.72	†	Non-Qualified Stock Option Agreement between Live Deal Inc. and Jon Isaac, dated January 1, 2013	10-K	001-33937	10.72	01/13/21

10.73	†	First Amendment to Option Agreement between Live Ventures Incorporated and Jon Isaac, dated January 12, 2021	10-K	001-33937	10.73	01/13/21

10.74	†	Employment Agreement between the Live Ventures Incorporated and Virland A. Johnson, dated January 3, 2017	8-K	001-33937	10.1	01/05/17

10.75	†	Incentive Stock Option Agreement between Live Ventures Incorporated and Virland A. Johnson, dated January 3, 2017	8-K	001-33937	10.2	01/05/17

10.76	†	Employment Agreement between Live Ventures Incorporated and Michael J. Stein, effective October 2, 2017	8-K	001-33937	10.1	10/02/17

10.77	†	First Amendment to Employment Agreement between Live Ventures Incorporated and Michael J. Stein, dated January 12, 2021	10-K	001-33937	10.77	01/13/21

10.78	†	Incentive Stock Option Agreement between Live Ventures Incorporated and Michael J. Stein, effective October 2, 2017	8-K	001-33937	10.2	10/02/17

10.79	†	First Amendment to Incentive Stock Option Agreement between Live Ventures Incorporated and Michael J. Stein, dated January 11, 2021	10-K	001-33939	10.79	01/13/21

10.80	†	Incentive Stock Option Agreement between Live Ventures Incorporated and Michael J. Stein, dated January 11, 2021	10-K	001-33937	10.80	01/13/21

10.81	†	Employment Agreement between Vintage Stock Inc. and Rodney Spriggs, dated November 3, 2016	10-K	001-33937	10.25	12/29/16

10.82	†	Non-qualified Stock Option Agreement between the Registrant and Rodney Spriggs, dated November 3, 2016	10-K	001-33937	10.26	12/29/16

10.83	†	Employment Agreement between Marquis Industries, Inc. and Weston A. Godfrey, Jr., dated January 22, 2018	10-K	001-33937	10.57	12/27/18

10.84	†	First Amendment to Employment between Marquis Industries, Inc. and Weston A. Godfrey, Jr., dated January 12, 2021	10-K	001-33937	10.84	01/13/21

10.85	†	Employment Agreement, dated as of July 14, 2020, by and between Thomas Sedlak and Precision Industries, Inc.	8-K	001-33937	10.6	09/16/20

10.86	†	First Amendment to Employment Agreement, dated as of September 9, 2020, by and between Precision Industries, Inc. and Thomas Sedlak	8-K	001-33937	10.8	09/28/20

10.87	†	Deferred Compensation Agreement, dated as of July 14, 2020, by and between Thomas Sedlak and Precision Industries, Inc.	8-K	001-33937	10.7	09/16/20

10.88	†	2014 Omnibus Equity Incentive Plan	DEF 14A	001-33937	Appendix A to 2014 Proxy Statement	06/23/14

10.89		Membership Interest Purchase Agreement, dated as of June 14, 2021 by and among Angia Holdings LLC, a New York limited liability company, Salomon Whitney LLC, d/b/a SW Financial, and SW Affiliated Holdings, LLC	8-K	001-33937	2.1	06/17/21

10.90	†	Employment Agreement between Live Ventures Incorporated and David Verret, effective September 29, 2021	8-K	001-33937	10.89	10/01/21

10.91	†	Offer Letter between Live Ventures Incorporated and Eric Althofer	8-K	001-33937	10.1	04/10/21

10.92		Credit and Security Agreement, dated as of January 20, 2022, between Fifth Third Bank, National Association, and Precision Industries, Inc.	8-K	001-33937	10.92	01/25/22

10.93		Trademark Security Agreement, dated as of January 20, 2022, by and between Precision Industries, Inc., and Fifth Third Bank, National Association	8-K	001-33937	10.93	01/25/22

10.94		Guaranty, dated as of January 20, 2022, by Precision Affiliated Holdings LLC for the benefit of Fifth Third Bank, National Association	8-K	001-33937	10.94	01/25/22

10.95		Guarantor Security Agreement, dated as of January 20, 2022, by and between Precision Affiliated Holdings LLC, and Fifth Third Bank, National Association	8-K	001-33937	10.95	01/25/22

10.96		Stock Pledge Agreement, made as of January 20, 2022, by Precision Affiliated Holding LLC, to Fifth Third Bank, National Association	8-K	001-33937	10.96	01/25/22

10.97		Purchase Agreement by and among Cash L. Masters Revocable Trust dated October 19, 2005, Cash L. Masters, and Precision Industries, Inc., dated June 28, 2022	8-K	001-33937	10.97	07/05/22

10.98		Real Estate Purchase Agreement by Plant B-6, LLC and Precision Industries, Inc., dated June 27, 2022	8-K	001-33937	10.98	07/05/22

10.99		Real Estate Sales Agreement by Precision Industries, Inc. and Moss Family Trust, dated June 28, 2022	8-K	001-33937	10.99	07/05/22

10.100		Lease Agreement between and among The Kinetic Co., Inc., Precision Industries, Inc., d/b/a Precision Marshall Steel Company and Moss Family Trust, a California Trust, dated June 28, 2022	8-K	001-33937	10.100	07/05/22

10.101	†	Employment Agreement by and between The Kinetic Co., Inc. and Cash L. Masters	8-K	001-33937	10.101	07/05/22

10.102	†	First Amendment to Employment Agreement by and between The Kinetic Co., Inc. and Rocky Sperka	8-K	001-33937	10.102	07/05/22

10.103	†	Employment Agreement by and between The Kinetic Co., Inc. and Jay Judkins	8-K	001-33937	10.103	07/05/22

14.1		Code of Business Conduct and Ethics, Adopted May 16, 2019	10-K	001-33937	14.1	01/13/21

21.1	*	List of Subsidiaries of the Registrant

23.1	*	Consent of Frazier & Deeter, LLC independent registered public accounting firm

31.1	*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: December 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jon Isaac	President and Chief Executive Officer Director
Jon Isaac	(Principal Executive Officer)	December 16, 2022

/s/ David Verret	Chief Financial Officer
David Verret	(Principal Financial Officer and Principal Accounting Officer)	December 16, 2022

/s/ Tony Isaac
Tony Isaac	Director	December 16, 2022

/s/ Richard D. Butler, Jr.
Richard D. Butler, Jr.	Director	December 16, 2022

/s/ Dennis Gao
Dennis Gao	Director	December 16, 2022

/s/ Tyler Sickmeyer
Tyler Sickmeyer	Director	December 16, 2022