Form 10-Q
period 2022-12-31
LIVE VENTURES Inc
filed 2023-02-09
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2022

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

The number of shares of the issuer’s common stock, par value $0.001 per share, outstanding as of February 3, 2023 was 3,165,890.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31, 2022	September 30, 2022
	(Unaudited)
Assets
Cash	$12,765	$4,600
Trade receivables, net of allowance for doubtful accounts of $152 at December 31, 2022, and $132 at September 30, 2022	20,579	25,665
Inventories, net of reserves of $2.4 million at December 31, 2022, and September 30, 2022	97,484	97,659
Income taxes receivable	3,845	4,403
Prepaid expenses and other current assets	2,377	2,477
Total current assets	137,050	134,804
Property and equipment, net of accumulated depreciation of $29.1 million at December 31, 2022, and $26.7 million at September 30, 2022	63,474	64,590
Right of use asset - operating leases	33,388	33,659
Deposits and other assets	820	647
Intangible assets, net of accumulated amortization of $2.4 million at December 31, 2022 and $2.1 million at September 30, 2022	3,591	3,844
Goodwill	40,781	41,093
Total assets	$279,104	$278,637
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$7,483	$10,899
Accrued liabilities	15,124	16,486
Income taxes payable	—	—
Current portion of lease obligations - operating leases	8,071	7,851
Current portion of lease obligations - finance leases	214	217
Current portion of long-term debt	26,064	18,935
Current portion of notes payable related parties	2,000	2,000
Total current liabilities	58,956	56,388
Long-term debt, net of current portion	59,889	62,704
Lease obligation long term - operating leases	29,890	30,382
Lease obligation long term - finance leases	19,631	19,568
Notes payable related parties, net of current portion	2,000	2,000
Deferred taxes	8,874	8,818
Other non-current obligations	1,479	1,615
Total liabilities	180,719	181,475
Commitments and contingencies
Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 47,840 shares issued and outstanding at December 31, 2022 and September 30, 2022, respectively, with a liquidation preference of $0.30 per share outstanding	—	—
Common stock, $0.001 par value, 10,000,000 shares authorized, 3,050,123 and 3,074,833 shares issued and outstanding at December 31, 2022 and September 30, 2022, respectively	2	2
Paid in capital	65,321	65,321
Treasury stock common 645,681 and 620,971 shares as of December 31, 2022 and September 30, 2022, respectively	(7,836)	(7,215)
Treasury stock Series E preferred 50,000 shares as of December 31, 2022 and of September 30, 2022, respectively	(7)	(7)
Retained earnings	41,353	39,509
Equity attributable to Live stockholders	98,833	97,610
Non-controlling interest	(448)	(448)
Total stockholders' equity	98,385	97,162
Total liabilities and stockholders' equity	$279,104	$278,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(dollars in thousands, except per share)

	For the Three Months Ended December 31,
	2022	2021
Revenues	$68,986	$75,158
Cost of revenues	47,042	47,542
Gross profit	21,944	27,616

Operating expenses:
General and administrative expenses	14,600	14,157
Sales and marketing expenses	2,777	3,052
Total operating expenses	17,377	17,209
Operating income	4,567	10,407
Other (expense) income:
Interest expense, net	(2,047)	(1,017)
Loss on bankruptcy settlement	—	(10)
Other income (expense)	(61)	126
Total other expense, net	(2,108)	(901)
Income before provision for income taxes	2,459	9,506
Provision for income taxes	615	2,960
Net income	1,844	6,546
Net income attributable to non-controlling interest	—	—
Net income attributable to Live stockholders	$1,844	$6,546

Income per share:
Basic	$0.60	$4.14
Diluted	$0.60	$2.04

Weighted average common shares outstanding:
Basic	3,059,035	1,582,334
Diluted	3,089,741	3,202,057

Dividends declared - series B convertible preferred stock	$—	$—
Dividends declared - series E convertible preferred stock	$—	$—
Dividends declared - common stock	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	For the Three Months Ended December 31,
	2022	2021
Operating Activities:
Net income	$1,844	$6,546
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	2,651	1,549
Loss on bankruptcy settlement	—	10
Amortization of debt issuance cost	16	24
Stock based compensation expense	—	18
Amortization of right-of-use assets	540	68
Change in reserve for uncollectible accounts	20	—
Change in reserve for obsolete inventory	(48)	(59)
Changes in assets and liabilities:
Trade receivables	5,066	2,413
Inventories	223	(3,016)
Income taxes payable/receivable	558	(142)
Prepaid expenses and other current assets	100	(431)
Change in deferred income taxes	56	1,550
Deposits and other assets	(173)	(663)
Accounts payable	(3,416)	(981)
Accrued liabilities	(1,050)	(2,655)
Other Liabilities	(133)	13
Net cash provided by operating activities	6,254	4,244

Investing Activities:
Purchase of property and equipment	(1,282)	(3,070)
Net cash used in investing activities	(1,282)	(3,070)

Financing Activities:
Net borrowings (payments) under revolver loans	(51)	2,040
Proceeds from issuance of notes payable	5,709	5,500
Payments on notes payable	(1,362)	(3,333)
Purchase of common treasury stock	(622)	—
Payments on financing leases	(481)	(33)
Debtor-in-possession cash	—	19
Net cash provided by financing activities	3,193	4,193

Increase in cash	8,165	5,367
Cash, beginning of period	4,600	4,664
Cash, end of period	$12,765	$10,031

Supplemental cash flow disclosures:
Interest paid	$1,927	$890
Income taxes paid	$—	$1,538
Noncash financing and investing activities:
Kinetic goodwill adjustment	$312	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(dollars in thousands)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Equity
Balance, September 30, 2022	—	$—	47,840	$—	3,074,833	$2	$65,321	$(7)	$(7,215)	$39,509	$(448)	$97,162
Purchase of common treasury stock	—	—	—	—	(24,710)	—	—	—	(621)	—	—	(621)
Net income	—	—	—	—	—	—	—	—	—	1,844	—	1,844
Balance, December 31, 2022	—	$—	47,840	$—	3,050,123	$2	$65,321	$(7)	$(7,836)	$41,353	$(448)	$98,385

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total Equity
Balance, September 30, 2021	315,790	$—	47,840	$—	1,582,334	$2	$65,284	$(7)	$(4,519)	$14,768	$(448)	$75,080
Stock based compensation	—	—	—	—	—	—	18	—	—	—		18
Net income	—	—	—	—	—	—	—	—	—	6,546	—	6,546
Balance, December 31, 2021	315,790	$—	47,840	$—	1,582,334	$2	$65,302	$(7)	$(4,519)	$21,314	$(448)	$81,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(dollars in thousands, except per share)

Note 1: Background and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Live Ventures Incorporated, a Nevada corporation, and its subsidiaries (collectively, “Live Ventures” or the “Company”). Live Ventures is a diversified holding company with a strategic focus on value-oriented acquisitions of domestic middle-market companies. The Company has four operating segments: Retail, Flooring Manufacturing, Steel Manufacturing, and Corporate and Other. The Retail segment includes Vintage Stock, Inc. (“Vintage Stock”), which is engaged in the retail sale of new and used movies, music, collectibles, comics, books, games, game systems and components. The Flooring Manufacturing segment includes Marquis Industries, Inc. (“Marquis”), which is engaged in the manufacture and sale of carpet and the sale of vinyl and wood floorcoverings. The Steel Manufacturing Segment includes Precision Industries, Inc. (“Precision Marshall”), which is engaged in the manufacture and sale of alloy and steel plates, ground flat stock and drill rods, and The Kinetic Co., Inc. (“Kinetic”), which is engaged in the production of industrial knives and hardened wear products for the tissue and metals industries.

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for three months ended December 31, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2023. This financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2022 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 16, 2022 (the “2022 10-K”).

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited condensed financial statements include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control, and a variable interest entity (“VIE”). The Company records a non-controlling interest within stockholders’ equity for the portion of the entity’s equity attributed to the consolidated entities that are not wholly owned. All intercompany accounts and transactions have been eliminated in consolidation. These reclassifications have no material effect on the reported financial results.

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

Significant estimates made in connection with the accompanying consolidated financial statements include the estimated reserve for doubtful accounts, the estimated reserve for excess and obsolete inventory, fair values in connection with the analysis of goodwill, other intangibles and long-lived assets for impairment, valuation allowance against deferred tax assets, and estimated useful lives for intangible assets and property and equipment.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses instead of incurred losses. It also modified the impairment model for available-for-sale debt securities and provided a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU No. 2016-13 is effective for smaller reporting companies for fiscal years beginning after December 15, 2021 and the interim periods within those fiscal years. Early adoption is permitted. The Company has adopted this new accounting standard on its consolidated financial statements and related disclosures; however, adoption of this ASU is anticipated to have no material impact on the Company's financial statements.

In March 2020, the FASB issued ASU No. 2020-04 - Reference Rate Reform (Topic 848), codified as ASC 848 (“ASC 848”). The purpose of ASC 848 is to provide optional guidance to ease the potential effects on financial reporting of the market-wide migration away from Interbank Offered Rates to alternative reference rates. ASC 848 applies only to contracts, hedging relationships, and other transactions that reference a reference rate expected to be discontinued because of reference rate reform. Effective December 31, 2021, the Secured Overnight Financing Rate (“SOFR”) replaced the USD London Interbank-Offered Rate (“LIBOR”) for most financial benchmarking. The guidance may be applied upon issuance of ASC 848 through December 31, 2022. The Company has adopted this new accounting standard on its consolidated financial statements and related disclosures; however, adoption of this ASU is anticipated to have no material impact on the Company's financial statements.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This update provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. This update is effective for the Company’s fiscal years beginning after December 15, 2021. The Company has adopted this new accounting standard on its consolidated financial statements and related disclosures; however, adoption of this ASU is anticipated to have no material impact on the Company's financial statements.

Note 3: Acquisitions

Acquisition of Kinetic

On June 28, 2022, Precision Marshall (“Precision”) acquired 100% of the issued and outstanding shares of common stock of The Kinetic Co., Inc. (“Kinetic”), a Wisconsin corporation, which was accomplished through a Purchase Agreement (the “Purchase Agreement”). In connection with the Purchase Agreement, Precision also entered into a Real Estate Purchase Agreement with Plant B-6, LLC, an affiliate of Kinetic, pursuant to which Precision received all of Kinetic's right, title, and interest in and to the land and improvements (collectively, the “Real Estate”) that Kinetic uses in its operations. The combined purchase price for the Kinetic shares and Real Estate was approximately $24.7 million, which was funded with approximately $11.0 million in borrowings under the company’s credit facility, approximately $8.3 million in proceeds from sale and leaseback of the Real Estate, a subordinated promissory note in the amount of $3.0 million to the Seller of Kinetic, $1.7 million of cash on-hand, a contingent earn-out liability valued at $997,000, a working capital adjustment of approximately $400,000, which was paid in cash, and a final fair value adjustment of approximately $312,000, which was noncash.

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

Under the purchase price allocation, the Company recognized goodwill of approximately $3.0 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of June 28, 2022, as calculated by an independent third-party firm. Goodwill arising from the acquisition is expected to be fully deductible for tax purposes. The table below outlines the purchase price allocation of the purchase for Kinetic to the acquired identifiable assets, liabilities assumed and goodwill as of December 31, 2022 (in $000’s):

Total purchase price	$24,732
Accounts payable	571
Accrued liabilities	1,848
Total liabilities assumed	2,419
Total consideration	27,151
Cash	287
Accounts receivable	3,073
Inventory	6,429
Property, plant and equipment	12,855
Intangible assets	1,000
Other assets	480
Total assets acquired	24,124
Total goodwill	$3,027

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

In connection with the acquisition, Marquis entered into two 20-year building leases with Spyglass Estate Planning, LLC, a related party (see Note 14), with two options to renew for an additional five years each. The fair value of the buildings and improvement is approximately $9.3 million. The provisions of the lease agreements include an initial 24-month month-to-month rental period, during which the lessee may cancel with 90-day notice, followed by a 20-year lease term with two five-year renewal options. Due to the highly specialized nature of the leased assets, the Company currently believes that it is more likely than not that it will not cancel during the initial 24-month term, and that each of the two five-year options will be exercised. The base rent under the lease agreements is approximately $73,000 and $32,000 per month, respectively, for the first year of the term, and a 2.5% per annum escalator. The lease agreements are each “net leases”, such that the lessee is also obligated to pay all taxes, insurance, assessments, and other costs, expenses, and obligations of ownership of the property. The Company has evaluated each lease and determined the rent amounts to be at market rates. These leases are being treated as finance leases for accounting purposes, as described in ASC 842 “Leases”.

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

Note 4: Leases

The Company leases retail stores, warehouse facilities, and office space. These assets and properties are generally leased under noncancelable agreements that expire at various future dates with many agreements containing renewal options for additional periods. The agreements, which have been classified as either operating or finance leases, generally provide for minimum and, in some cases percentage rent, and require the Company to pay all insurance, taxes, and other maintenance costs. As a result, the Company recognizes assets and liabilities for all leases with lease terms greater than 12 months. The amounts recognized reflect the present value of remaining lease payments for all leases. The discount rate used is an estimate of the Company’s blended incremental borrowing rate based on information available associated with each subsidiary’s debt outstanding at lease commencement. In considering the lease asset value, the Company considers fixed and variable payment terms, prepayments and options to extend, terminate or purchase. Renewal, termination, or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised.

As of December 31, 2022, the weighted average remaining lease term for operating leases is 9.12 years. The Company's weighted average discount rate for operating leases is 6.13%. Total cash payments for operating leases for the three months ended December 31, 2022 and 2021 were approximately $2.4 million and $2.5 million, respectively. Additionally, we obtained right-of-use assets in exchange for lease liabilities of approximately $1.8 million upon commencement of operating leases during the three months ended December 31, 2022.

As of December 31, 2022, the weighted average remaining lease term for finance leases is 27.47 years. The Company's weighted average discount rate for finance leases is 13.24%. Total cash payments for finance leases for the three months ended December 31, 2022 and 2021 were approximately $481,000 and $0, respectively. No additional finance leases were commenced during the three months ended December 31, 2022.

The following table details our right of use assets and lease liabilities as of December 31, 2022 and September 30, 2022 (000's):

	December 31, 2022	September 30, 2022
Right of use asset - operating leases	$33,388	$33,659
Lease liabilities:
Current - operating	8,071	7,851
Current - finance	214	217
Long term - operating	29,890	30,382
Long term - finance	19,631	19,568

Total present value of future lease payments of operating leases as of December 31, 2022 (in $000’s):

Twelve months ended December 31,
2023	$9,671
2024	8,335
2025	6,566
2026	4,953
2027	3,765
Thereafter	14,067
Total	47,357
Less implied interest	(9,396)
Present value of payments	$37,961

Total present value of future lease payments of finance leases as of December 31, 2022 (in $000’s):

Twelve months ended December 31,
2023	$1,591
2024	2,015
2025	2,090
2026	2,172
2027	2,262
Thereafter	73,867
Total	83,997
Less implied interest	(64,152)
Present value of payments	$19,845

During the three months ended December 31, 2022 and 2021, the Company recorded no gain or loss settlements, nor did it record impairment charges relating to any of its leases.

Note 5: Inventory

The following table details the Company's inventory as of December 31, 2022 and September 30, 2022 (in 000's):

	December 31, 2022	September 30, 2022
Inventory, net
Raw materials	$34,919	$35,829
Work in progress	8,301	7,539
Finished goods	33,803	32,814
Merchandise	23,009	23,900
	100,032	100,082
Less: Inventory reserves	(2,548)	(2,423)
Total inventory, net	$97,484	$97,659

Note 6: Property, Plant & Equipment

The following table details the Company's property, plant & equipment as of December 31, 2022 and September 30, 2022 (in 000's):

	December 31, 2022	September 30, 2022
Property and equipment, net:
Land	$2,029	$2,029
Building and improvements	26,904	26,761
Transportation equipment	643	622
Machinery and equipment	54,739	53,739
Furnishings and fixtures	4,491	4,407
Office, computer equipment and other	3,732	3,699
	92,538	91,257
Less: Accumulated depreciation	(29,064)	(26,667)
Total property and equipment, net	$63,474	$64,590

Depreciation expense was $2.4 million and $1.3 million, respectively, for the three months ended December 31, 2022 and 2021.

Note 7: Goodwill

The following table details the Company's goodwill as of December 31, 2022 and September 30, 2022 (in 000's):

	Retail	Flooring Manufacturing	Steel Manufacturing	Corporate	Total
September 30, 2022	36,947	807	3,339	—	41,093
Additions	—	—	—	—	—
Kinetic fair value adjustment	—	—	(312)	—	(312)
Impairment	—	—	—	—	—
December 31, 2022	$36,947	$807	$3,027	$—	$40,781

During the three months ended December 31, 2022, the Company made a final fair value adjustment, in the amount of approximately $312,000, related to the purchase price of the Kinetic acquisition (see Note 3).

Note 8: Accrued Liabilities

The following table details the Company's accrued liabilities as of December 31, 2022 and September 30, 2022, respectively (in 000's):

	December 31, 2022	September 30, 2022
Accrued liabilities:
Accrued payroll and bonuses	$4,573	$4,838
Accrued sales and use taxes	2,225	1,905
Accrued gift card and escheatment liability	1,816	1,696
Accrued interest payable	503	390
Accrued accounts payable and bank overdrafts	1,365	1,731
Accrued professional fees	1,391	1,924
Accrued expenses - other	3,251	4,002
Total accrued liabilities	$15,124	$16,486

Note 9: Long-Term Debt

Long-term debt as of December 31, 2022 and September 30, 2022 consisted of the following (in 000's):

	December 31, 2022	September 30, 2022
Revolver loans	$43,056	$43,107
Equipment loans	18,552	13,716
Term loans	7,589	7,941
Sellers notes	5,500	5,500
Other notes payable	11,863	12,001
Total notes payable	86,560	82,265
Less unamortized debt issuance costs	(607)	(626)
Net amount	85,953	81,639
Less current portion	(26,064)	(18,935)
Total long-term debt	$59,889	$62,704

Future maturities of long-term debt at December 31, 2022, are as follows which does not include related party debt separately stated:

Twelve months ending December 31,
2023	$26,064
2024	5,691
2025	4,350
2026	4,832
2027	33,603
Thereafter	11,413
Total future maturities of long-term debt	$85,953

Bank of America Revolver Loan

On January 31, 2020, Marquis entered into an amended $25.0 million revolving credit agreement (“BofA Revolver”) with Bank of America Corporation (“BofA”). The BofA Revolver is a five-year, asset-based facility that is secured by substantially all of Marquis’ assets. Availability under the BofA Revolver is subject to a monthly borrowing base calculation. Marquis’ ability to borrow under the BofA Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with BofA. The BofA Revolver has a variable interest rate and matures in January 2025. As of December 31, 2022 and September 30, 2022, the outstanding balance was approximately $11.7 million and $10.1 million, respectively.

Fifth Third Bank

On January 20, 2022, Precision Marshall refinanced its Encina Business Credit loans with Fifth Third Bank, and the balance outstanding was repaid. The refinanced credit facility, totaling $29 million, is comprised of $23.0 million in revolving credit, $3.5 million in M&E lending, and $2.5 million for capital Capex lending. Advances under the new credit facility will bear interest at the 30-day SOFR plus 200 basis points for lending under the revolving facility, and 30-day SOFR plus 225 basis points for M&E and Capex lending (Effective December 31, 2021, SOFR replaced the USD LIBOR for most financial benchmarking). The refinancing of the Borrower’s existing credit facility reduces interest costs and improves the availability and liquidity of funds by approximately $3.0 million at the close. The facility terminates on January 20, 2027, unless terminated earlier in accordance with its terms.

In connection with the acquisition of Kinetic, the existing revolving facility was amended to add Kinetic as a borrower. In addition, two additional term loans were executed to fund the purchase of Kinetic. Approximately $6.0 million was drawn from the revolving facility, and the term loans were opened in the amounts of $4.0 million and $1.0 million, respectively. The $4.0 million term loan, which matures on January 20, 2027, carries the same terms for M&E term lending as stated above. The $1.0 million term loan, which matures on June 28, 2025, is a “Special Advance Term Loan”, and bears interest at SOFR plus 375 basis points.

As of December 31, 2022 and September 30, 2022, the outstanding balance on the revolving loan was approximately $25.8 million and $23.6 million, respectively, and the outstanding balance on the original term note was approximately $3.0 million and $3.2 million, respectively. The revolving loan has a variable interest rate and matures in January 2027. As of December 31, 2022, and September 30, 2022, the outstanding balance on the two term loans to fund the Kinetic acquisition were approximately $4.5 million and $4.8 million, respectively.

Texas Capital Bank Revolver Loan

On November 3, 2016, Vintage Stock entered into an amended $12.0 million credit agreement with Texas Capital Bank (“TCB Revolver”). The TCB Revolver is a five-year, asset-based facility that is secured by substantially all of Vintage Stock’s assets. Availability under the TCB Revolver is subject to a monthly borrowing base calculation. The TCB Revolver has a variable interest rate and matures in November 2023. As of December 31, 2022, and September 30, 2022, the balance outstanding was approximately $5.6 million and $9.4 million, respectively.

Equipment Loans

On June 20, 2016 and August 5, 2016, Marquis entered into a transaction that provided for a master agreement and separate loan schedules (the “Equipment Loans”) with Banc of America Leasing & Capital, LLC that provided for the following as of December 31, 2022:

Note #3 is for approximately $3.7 million, secured by equipment. The Equipment Loan #3 is due December 2023, payable in 84 monthly payments of $52,000 beginning January 2017, bearing interest rate at 4.8% per annum. As of December 31, 2022 and September 30, 2022, the balance was approximately $600,000 and $751,000, respectively.

Note #4 is for approximately $1.1 million, secured by equipment. The Equipment Loan #4 is due December 2023, payable in 81 monthly payments of $16,000 beginning April 2017, bearing interest at 4.9% per annum. As of December 31, 2022 and September 30, 2022, the balance was approximately $186,000 and $231,000, respectively.

Note #5 is for approximately $4.0 million, secured by equipment. The Equipment Loan #5 is due December 2024, payable in 84 monthly payments of $55,000 beginning January 2018, bearing interest at 4.7% per annum. As of December 31, 2022, and September 30, 2022, the balance was approximately $1.3 million and $1.4 million, respectively.

Note #6 is for $913,000, secured by equipment. The Equipment Loan #6 is due July 2024, payable in 60 monthly payments of $14,000 beginning August 2019, with a final payment of $197,000, bearing interest at 4.7% per annum. As of December 31, 2022 and September 30, 2022, the balance was approximately $433,000 and $471,000, respectively.

Note #7 is for $5.0 million, secured by equipment. The equipment loan #7 is due February 2027, payable in 84 monthly payments of $59,000 beginning March 2020, with the final payment of $809,000, bearing interest at 3.2% per annum. As of December 31, 2022, and September 30, 2022, the balance was approximately $3.4 million and $3.5 million, respectively.

Note #8 is for approximately $3.4 million, secured by equipment. The equipment loan #8 is due September 2027, payable in 84 monthly payments of $46,000 beginning October 2020, bearing interest at 4.0%. As of December 31, 2022 and September 30, 2022, the balance was approximately $2.4 million and $2.5 million, respectively.

In December 2021, Marquis funded the acquisition of $5.5 million of new equipment under Note #9 of its master agreement. The note, which is secured by the equipment, matures December 2026, and is payable in 60 monthly installments of $92,000, with the final payment in the amount of approximately $642,000, beginning January 2022, bearing interest at 3.75%. As of December 31, 2022 and September 30, 2022, the balance was approximately $4.6 million and $4.8 million, respectively.

In December 2022, Marquis funded the acquisition of $5.7 million of new equipment under note #10 of its master agreement. The note, which is secured by the equipment, matures December 2029, and is payable in 84 monthly installments of $79,000, with the final payment in the amount of approximately $650,000, beginning January 2023, bearing interest at 6.50%. As of December 31, 2022, the balance was approximately $5.7 million.

Sellers Notes

Sellers notes consist of the following:

	December 31, 2022	September 30, 2022
Note Payable to the Sellers of Kinetic, 7.0% interest rate, matures September 2027	$3,000	$3,000
Note payable to the Sellers of Precision Marshall, no stated or implied interest rate, buyer holdback	2,500	2,500
Total Sellers notes	$5,500	$5,500

Other Notes Payable

Other notes payable consists of the following:-

	December 31, 2022	September 30, 2022
Note Payable to Store Capital Acquisitions, LLC, 9.3% interest rate, matures June 2056	$9,161	$9,171
Notes payable JCM Holdings, 6.0% interest rate, matures January 2030	$1,610	$1,656
Note payable to individual, 11.0% interest rate, payable on 90-day written notice	$207	$207
Note payable to individual, 10.0% interest rate, payable on 90-day written notice	$500	$500
Note payable to individual, noninterest bearing, monthly payments of $19 through March 2023	$57	$139
Note payable to individual, 7.0% interest rate, five-year notes, unsecured	$198	$198
Note payable RSSI/(VSSS), no stated or implied interest rate, matures March 2023	$130	$130
Total other notes payable	$11,863	$12,001

Loan Covenant Compliance

As of December 31, 2022, the Company was in compliance with all covenants under its existing revolving and other loan agreements.

Note 10: Notes Payable, Related Parties

Long-term debt, related parties as of December 31, 2022 and September 30, 2022 consisted of the following (in 000's):

	December 31, 2022	September 30, 2022
Isaac Capital Group, LLC, 12.5% interest rate, matures May 2025	$2,000	$2,000
Spriggs Investments, LLC, 10% interest rate, matures July 2023	2,000	2,000
Total notes payable - related parties	4,000	4,000
Less current portion	(2,000)	(2,000)
Total long-term portion, related parties	$2,000	$2,000

Twelve months ending December 31,
2023	$2,000
2024	—
2025	2,000
Total future maturities of long-term debt, related parties	$4,000

Note 11: Stockholders’ Equity

Series E Convertible Preferred Stock

As of December 31, 2022, and September 30, 2022, there were 47,840 shares of Series E Convertible Preferred Stock, issued and outstanding.

Treasury Stock

As of December 31, 2022 and September 30, 2022, the Company had 529,631 and 504,921 shares of Treasury Stock, respectively. For the three months ended December 31, 2022, the Company purchased 24,710 shares of its common stock on the open market for approximately $622,000. No shares were acquired during the three months ended December 31, 2021.

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

The following table summarizes stock option activity for the fiscal year ended September 30, 2022 and the three months ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2021	87,500	$18.81	1.78	$1,626
Outstanding at September 30, 2022	87,500	$18.81	0.78	$771
Exercisable at September 30, 2022	87,500	$18.81	0.78	$771

Outstanding at September 30, 2022	87,500	$18.81	0.78	$771
Outstanding at December 31, 2022	87,500	$18.81	0.52	$1,201
Exercisable at December 31, 2022	87,500	$18.81	0.52	$1,201

The Company recognized compensation expense of $0.00 and approximately $18,000 during the three months ended December 31, 2022 and 2021, respectively, related to stock option awards granted to certain employees and officers based on the grant date fair value of the awards, and the revaluation for existing options whereby the expiration date was extended.

At December 31, 2022, the Company had no unrecognized compensation expense associated with stock option awards, and no non-vested stock options outstanding.

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

The following table presents the computation of basic and diluted net earnings per share (in 000's):

	Three Months Ended December 31,
	2022	2021
Basic
Net income	$1,844	$6,546
Less: preferred stock dividends	—	—
Net income applicable to common stock	$1,844	$6,546

Weighted average common shares outstanding	3,059,035	1,582,334
Basic earnings per share	$0.60	$4.14

Diluted
Net income applicable to common stock	$1,844	$6,546
Add: preferred stock dividends	—	—
Net income applicable for diluted earnings per share	$1,844	$6,546

Weighted average common shares outstanding	3,059,035	1,582,334
Add: Options	30,467	40,534
Add: Series B Preferred Stock	—	1,578,950
Add: Series B Preferred Stock Warrants	—	—
Add: Series E Preferred Stock	239	239
Assumed weighted average common shares outstanding	3,089,741	3,202,057
Diluted earnings per share	$0.60	$2.04

There are 17,000 and 4,000 options to purchase shares of common stock that are anti-dilutive, and are not included in the three months ended December 31, 2022 and 2021, diluted earnings per share computations, respectively.

Note 14: Related Party Transactions

Transactions with Isaac Capital Fund and Capital Group LLC

As of December 31, 2022, Isaac Capital Group LLC (“ICG”) owned 1,299,510 shares of common stock. Jon Isaac, the Company's President and Chief Executive Officer, is the President and sole member of ICG, and, accordingly, has sole voting and dispositive power with respect to these shares. ICG beneficially owns 42.6% of the Company’s outstanding capital stock. Mr. Isaac also personally owns 219,177 shares of common stock, and holds options to purchase up to 25,000 shares of common stock at an exercise price of $10.00 per share, all of which are currently exercisable.

ICG Term Loan

As of December 31, 2022, the Company was a party to a term loan with ICG, of which Jon Isaac, the Company’s President and Chief Executive Officer, is the sole member, in the amount of $2.0 million (the “ICG Loan”). The ICG Loan matures on May 1, 2025 and bears interest at a rate of 12.5%. Interest is payable in arrears on the last day of each month. As of December 31, 2022, and September 30, 2022, there was $2.0 million outstanding on this loan.

ICG Revolving Promissory Note

On April 9, 2020, the Company entered into an unsecured revolving line of credit promissory note whereby ICG agreed to provide the Company with a $1.0 million revolving credit facility (the “ICG Revolver”). The ICG Revolver bears interest at 10.0% per annum and provides for the payment of interest monthly in arrears and matures April 2023. As of December 31, 2022, the Company has not drawn on the revolving promissory note.

Transactions with JanOne Inc.

Lease agreement

Customer Connexx LLC, a wholly-owned subsidiary of JanOne Inc. (“JanOne”), rents approximately 9,900 square feet of office space from the Company at its Las Vegas office which totals 16,500 square feet. JanOne paid the Company $52,000 and $55,000 in rent and other reimbursed expenses for the three months ended December 31, 2022 and 2021, respectively. Tony Isaac is the President and Board of Directors member, of JanOne.

Purchase Agreement with ARCA Recycling.

On April 5, 2022, the Company entered into a Purchasing Agreement with ARCA Recycling, Inc. (“ARCA”), a wholly-owned subsidiary of JanOne. Pursuant to the agreement, the Company agrees to purchase inventory from time to time for ARCA as set forth in submitted purchase orders. The inventory is owned by the Company until ARCA installs it in customer's homes, and payment by ARCA to the Company is due upon ARCA's receipt of payment from the customer. All purchases made by the Company shall be paid back by ARCA in full plus an additional five percent surcharge or broker-type fee. The term of the Agreement is one year, and automatically renews if not terminated by either party. As of December 31, 2022, the amount due from ARCA was approximately $560,000, and the inventory balance was approximately $99,000. For the three months ended December 31, 2022, the Company recorded broker fees of approximately $15,000.

Transactions with Vintage Stock CEO.

Spriggs Promissory Note

On July 10, 2020, the Company executed a promissory note (the “Spriggs Promissory Note”) in favor of Spriggs Investments, LLC (“Spriggs Investments”), a limited liability company whose sole member is Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, Inc., a wholly-owned subsidiary of the Company, that memorializes a loan by Spriggs Investments to the Company in the initial principal amount of $2.0 million (the “Spriggs Loan”). The Spriggs Loan originally matured on July 10, 2022; however, the maturity date was extended to July 10, 2023, pursuant to unanimous consent of the Board of Directors. The Spriggs Promissory Note bears simple interest at a rate of 10.0% per annum. As of December 31, 2022 and September 30, 2022, the amount owed was $2.0 million.

Transactions with Spyglass Estate Planning, LLC.

Building Leases

On July 1, 2022, in connection with its acquisition of Better Backers, Marquis entered into two building leases with Spyglass Estate Planning, LLC, a limited liability company whose sole member is Jon Isaac, the Company’s President and Chief Executive Officer. The building leases are for 20-years with two options to renew for an additional five years each. The provisions of the lease agreements include an initial 24-month month-to-month rental period, during which the lessee may cancel with 90-day notice, followed by a 20-year lease term with two five-year renewal options. The Company has evaluated each lease and determined the rent amounts to be at market rates.

Note 15: Commitments and Contingencies

Litigation

SEC Matter

On February 21, 2018, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) and a letter from the SEC stating that it is conducting an investigation. The subpoena requested documents and information concerning, among other things, the restatement of the Company’s financial statements for the quarterly periods ended December 31, 2016, March 31, 2017, and June 30, 2017, the acquisition of Marquis Industries, Inc., Vintage Stock, Inc., and ApplianceSmart, Inc., and the change in auditors. On August 12, 2020, three of the Company’s corporate executive officers (together, the “Executives”) each received a “Wells Notice” from the Staff of the SEC relating to the Company’s SEC investigation. On October 7, 2020, the Company received a “Wells Notice” from the Staff of the SEC relating to the Company’s previously-disclosed SEC investigation. The Wells Notices related to, among other things, the Company’s reporting of its financial performance for its fiscal year ended September 30, 2016, certain disclosures related to executive compensation, and its previous acquisition of ApplianceSmart, Inc. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. The Wells Notices informed the Company and the Executives that the SEC Staff has made a preliminary determination to recommend that the SEC file an enforcement action against the Company and each of the Executives to allege certain violations of the federal securities laws. On October 1, 2018, the Company received a letter from the SEC requesting information regarding a potential violation of Section 13(a) of the Securities Exchange Act of 1934, based upon the timing of the Company’s Form 8-K filed on February 14, 2018. The Company cooperated fully with the SEC inquiry and provided a response to the SEC on October 26, 2018.

On August 2, 2021, the SEC filed a civil complaint (the “SEC Complaint”) in the United States District Court for the District of Nevada naming the Company and two of its executive officers as defendants (collectively, the "Company Defendants") as well as certain other third parties. The SEC Complaint alleges various financial, disclosure, and reporting violations related to income and earnings per share, purported undisclosed stock promotion and trading, and undisclosed executive compensation from 2016 through 2018. The violations are brought under Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5; Sections 13(a), 13(b)(2)(B) and 13(b)(5) of the Exchange Act and Rules 12b-20, 13a-1, 13a-14, 13a-13, 13b2-1, 13b2-2; Section 14(a) of the Exchange Act and Rule 14a-3; and Section 17(a) of the Securities Act of 1933. The SEC seeks permanent injunctions against the Defendants, officer-and-director bars, disgorgement of profits, and civil penalties. The foregoing is only a general summary of the SEC Complaint, which may be accessed on the SEC’s website at https://www.sec.gov/litigation/litreleases/2021/lr25155.htm.

On October 1, 2021, the Company Defendants and third party-defendants moved to dismiss the complaint. On September 7, 2022, the court denied the Company Defendants’ motion to dismiss but granted one of the third-party defendant’s motions to dismiss, granting the SEC leave to file an amended complaint. On September 21, 2022, the SEC filed an amended complaint to which the Company Defendants filed an answer on October 11, 2022, denying liability. One third-party defendant moved to dismiss the amended complaint. The court subsequently entered a discovery scheduling order and the parties exchanged initial disclosures. On February 1, 2023, the court denied the third-party defendant’s motion to dismiss the amended complaint. The parties have agreed to participate in a mediation and to continue the remainder of discovery until after the mediation, scheduled to take place in April 2023.

The Company Defendants strongly dispute and deny the allegations and intend to continue to defend themselves vigorously against the claims.

On August 13, 2021, Daniel E. Sieggreen, individually and on behalf of all others similarly situated, filed a class action complaint for violation of federal securities laws in the United States District Court for the District of Nevada, naming as defendants the Company and the two executive officers named in the SEC Complaint. The allegations asserted are similar to those in the SEC Complaint. Among other relief, the complaint seeks damages in connection with the purchases and sales of the Company’s securities between December 28, 2016 and August 3, 3021. As of December 17, 2021, the judge granted a stipulation to stay proceedings pending the resolutions of the motions to dismiss in the SEC Complaint. On February 1, 2023, the final motion to dismiss relating to the SEC Complaint was denied, which was subsequently noticed in the Sieggreen action on February 2, 2023. As a result, the plaintiff in this action has until on or about April 3, 2023 to file an amended complaint. The Company and its executives anticipate moving to dismiss the amended complaint as they strongly dispute and deny the allegations at issue in this case and intend to continue to defend themselves vigorously against these claims.

Holdback Matter

On October 10, 2022, a representative for the former shareholders of Precision Industries, Inc. filed a civil complaint in the Court of Chancery of the State of Delaware. The complaint alleges that the Company violated the terms of an agreement and plan of merger dated July 14, 2020, by failing to pay the shareholders a certain indemnity holdback of $2,500,000. Plaintiff alleges that it effectuated service of the complaint on Company, but the Company did not receive notification of the action until it received an Application for Default Judgment filed with the court on December 26, 2022. On December 28, 2022, the court issued a letter order questioning its jurisdiction over the matter and directed plaintiff’s counsel to submit briefing as to why it believes jurisdiction is proper. Plaintiff filed its brief on January 13, 2023. The court has not ruled as to whether it will exercise jurisdiction over the matter. The Company’s counsel has had contacted plaintiff’s counsel regarding the case and advised that the Company denies the allegations waged against it in the complaint and that it will abide by the court’s ruling on the threshold jurisdictional issue. The case will proceed once the court rules on the jurisdictional issue at which point the Company will vigorously defend against these claims. .

Wage and Hour Matter

On July 27, 2022, Irma Sanchez, a former employee Elite Builder Services, Inc. (“Elite Builders”) (see Note 17), filed a class action complaint against Elite Builders in the Superior Court of California, County of Alameda. The complaint alleges that Elite Builders failed to pay all minimum and overtime wages, failed to provide lawful meal periods and rest breaks, failed to provide accurate itemized wage statements, and failed to pay all wages due upon separation as required by California law. The complaint was later amended as a matter of right on October 4, 2022. Further, Ms. Sanchez has put the Labor & Workforce Development Agency on notice to exhaust administrative remedies and enable her to bring an additional claim under the California Labor Code Private Attorneys General Act, which permits an employee to assert a claim for violations of certain California Labor Code provisions on behalf of all aggrieved employees to recover statutory penalties. A Motion for Change of Venue to Stanislaus County was filed by Elite Builders on December 7, 2022. The hearing on the motion was heard on February 8, 2023. The Company believes that Ms. Sanchez’s claims lack merit and intends to vigorously defend this action. The Company is currently unable to estimate the range of possible losses associated with this proceeding since no discovery has commenced and the scope of class is not yet known.

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

Note 16: Segment Reporting

The Company operates in four operating segments which are characterized as: (1) Retail, (2) Flooring Manufacturing, (3) Steel Manufacturing, and (4) Corporate and Other. The Retail segment consists of Vintage Stock; the Flooring Manufacturing Segment consists of Marquis; and the Steel Manufacturing Segment consists of Precision Marshall and Kinetic.

The following tables summarize segment information (in 000's):

	For the Three Months Ended December 31,
	2022	2021
Revenues
Retail	$23,273	$26,211
Flooring Manufacturing	26,432	32,872
Steel Manufacturing	17,981	12,366
Corporate & Other	1,300	3,709
Total revenues	$68,986	$75,158

Gross profit
Retail	$12,210	$13,390
Flooring Manufacturing	4,661	9,029
Steel Manufacturing	4,392	3,615
Corporate & Other	681	1,582
Total gross profit	$21,944	$27,616

Operating income (loss)
Retail	$3,664	$4,810
Flooring Manufacturing	751	4,608
Steel Manufacturing	1,455	1,654
Corporate & Other	(1,303)	(665)
Total operating income	$4,567	$10,407

Depreciation and amortization
Retail	$311	$340
Flooring Manufacturing	1,111	779
Steel Manufacturing	1,093	234
Corporate & Other	136	196
Total depreciation and amortization	$2,651	$1,549

Interest expense
Retail	$154	$152
Flooring Manufacturing	987	431
Steel Manufacturing	787	298
Corporate & Other	119	136
Total interest expenses	$2,047	$1,017

Net income before provision for income taxes
Retail	$3,538	$4,700
Flooring Manufacturing	(313)	4,045
Steel Manufacturing	268	1,313
Corporate & Other	(1,034)	(552)
Total net income before provision for income taxes	$2,459	$9,506

Note 17: Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to disclosures in its condensed consolidated financial statements other than as discussed below:

Acquisition of Flooring Liquidators and Related Entities

On January 18, 2023, Live Ventures acquired 100% of the issued and outstanding equity interests (“Equity Interests”) of Flooring Liquidators, Inc., Elite Builder Services, Inc., 7 Day Stone, Inc., Floorable, LLC, K2L Leasing, LLC, and SJ & K Equipment, Inc. (collectively, the “Acquired Companies”). The Acquired Companies are leading retailers and installers of floors, carpets, and countertops to consumers, builders and contractors in California and Nevada.

The acquisition was pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with an effective date of January 18, 2023 (the “Effective Date”) by and among the Company, Buyer, Stephen J. Kellogg, as the seller representative of the equity holders of the Acquired Companies and individually in his capacity as an equity holder of the Acquired Companies (“Kellogg” or the “Seller Representative”), and the other equity holders of the Acquired Companies (collectively with Kellogg, the “Sellers”). The purchase price for the Equity Interests was $85.0 million less Estimated Indebtedness (other than Repaid Indebtedness), Estimated Selling Expenses (inclusive of $1.2 million of transaction bonuses which are deemed to be assumed liabilities for accounting purposes, such that the net purchase price for accounting purposes is $83.8 million), the RSU Value and the Retention Bonus (each as defined in the Purchase Agreement) (subject to adjustment, the “Purchase Price”). On the Effective Date, the Purchase Price was paid as follows:

•
$41.4 million in cash to the Seller Representative (on behalf of and for further distribution to the Sellers), calculated as follows: (A) the Purchase Price minus (B) the Holdback Amount of $2.0 million (defined in the Purchase Agreement), minus (C) the Note Amount (defined below) minus (D) the Share Amount (defined below), minus (E) Estimated Selling Expenses of $1.6 million (inclusive of $1.2 million of transaction bonuses), and minus (F) $2.0 million of additional consideration (described below) and was funded in part through cash in the Acquired Companies’ bank accounts on the Effective Date;
•
$34.0 million (the “Note Amount”) to certain trusts for the benefit of Kellogg and members of his family (the “Kellogg Trusts”) pursuant to the issuance by Buyer of a subordinated promissory note (the “Note”) in favor of the Kellogg Trusts;
•
$4.0 million to the Kellogg 2022 Family Irrevocable Nevada Trust by issuance of 116,441 shares of Parent Common Stock (as defined in the Purchase Agreement) (the “Share Amount”), calculated in the manner described in the Purchase Agreement; and
•
$2.0 million of additional consideration, comprised of $1.0 million in cash and $1.0 million in restricted stock units.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended December 31, 2022, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (the “2022 Form 10-K”).

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results, future performance and capital requirements and cause them to materially differ from those contained in the forward-looking statements include those identified in our 2022 Form 10-K under Item 1A “Risk Factors” and Part II, Item 1A. "Risk Factors" below, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may generally affect our business, results of operations and financial position. Forward-looking statements speak only as of the date the statements were made. We do not undertake and specifically decline any obligation to update any forward-looking statements. Any information contained on our website www.liveventures.com, or any other websites referenced in this Quarterly Report, are not part of this Quarterly Report.

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

Retail Segment

Our Retail Segment is composed of Vintage Stock, Inc. (“Vintage Stock”) and ApplianceSmart, Inc. (“ApplianceSmart”).

Vintage Stock

Vintage Stock Holdings LLC, Vintage Stock, V-Stock, Movie Trading Company and EntertainMart (collectively, “Vintage Stock”) is an award-winning specialty entertainment retailer that offers a large selection of entertainment products, including new and pre-owned movies, video games and music products, as well as ancillary products, such as books, comics, toys and collectibles, in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells and trades new and pre-owned movies, music, video games, electronics and collectibles through 69 retail locations strategically positioned across Arkansas, Colorado, Idaho, Illinois, Kansas, Missouri, Nebraska, New Mexico, Oklahoma, Texas, and Utah.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant and material impact on amounts reported in these financial statements. Estimates and assumptions are based on management's experience and other information available prior to the issuance of our financial statements. Our actual realized results may differ materially from management’s initial estimates as reported. Our critical and significant accounting policies include Trade and Other Receivables, Inventories, Goodwill, Revenue Recognition, Fair Value Measurements, Income Taxes, Segment Reporting and Concentrations of Credit Risk. For a summary of our significant accounting policies and the means by which we develop estimates thereon, see Part II, Item 8 – Financial Statements - Notes to unaudited condensed consolidated financial statements Note 2 – summary of significant accounting policies in our 10-K report as filed on December 16, 2022.

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

Results of Operations for the Three Months Ended December 31, 2022 and 2021

The following table sets forth certain statement of income items and as a percentage of revenue, for the three months ended December 31, 2022 and 2021 (in 000's):

	For the Three Months Ended December 31, 2022		For the Three Months Ended December 31, 2021
		% of Total Revenue		% of Total Revenue
Selected Data
Revenues	$68,986		$75,158
Cost of revenues	47,042	68.2%	47,542	63.3%
General and administrative expenses	14,600	21.2%	14,157	18.8%
Sales and marketing expenses	2,777	4.0%	3,052	4.1%
Interest expense, net	2,047	3.0%	1,017	1.4%
Income before provision for income taxes	2,459	3.6%	9,506	12.6%
Provision for income taxes	615	0.9%	2,960	3.9%
Net income	$1,844	2.7%	$6,546	8.7%

Adjusted EBITDA (a)
Retail business	$4,003		$5,202
Flooring Manufacturing business	1,785		5,255
Steel Manufacturing business	2,525		1,844
Corporate & Other	(774)		(199)
Total Adjusted EBITDA	$7,539		$12,102

Adjusted EBITDA as a percentage of revenue
Retail business	17.2%		19.8%
Flooring Manufacturing business	6.8%		16.0%
Steel Manufacturing business	14.0%		14.9%
Corporate & Other	-59.5%		-5.4%
Consolidated adjusted EBITDA as a percentage of revenue	10.9%		16.1%

(a) See reconciliation of net income to Adjusted EBITDA below.

The following table sets forth revenues by segment (in 000's):

	For the Three Months Ended December 31, 2022		For the Three Months Ended December 31, 2021
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Revenue
Retail	$23,273	33.7%	$26,211	34.9%
Flooring Manufacturing	$26,432	38.3%	32,872	43.7%
Steel Manufacturing	$17,981	26.1%	12,366	16.5%
Corporate & Other	$1,300	1.9%	3,709	4.9%
Total Revenue	$68,986	100.0%	$75,158	100.0%

The following table sets forth gross profit earned by segment and gross profit as a percentage of total revenue for each segment (in 000's):

	For the Three Months Ended December 31, 2022		For the Three Months Ended December 31, 2021
	Gross Profit	Gross Profit % of Total Revenue	Gross Profit	Gross Profit % of Total Revenue
Gross Profit
Retail	$12,210	17.7%	$13,390	17.8%
Flooring Manufacturing	$4,661	6.8%	9,029	12.0%
Steel Manufacturing	$4,392	6.4%	3,615	4.8%
Corporate & Other	$681	1.0%	1,582	2.1%
Total Gross Profit	$21,944	31.8%	$27,616	36.7%

Revenue

Revenue decreased approximately $6.2 million, or 8.2%, to approximately $69.0 million for the three months ended December 31, 2022, as compared to the corresponding prior year period. The decrease is primarily due to reduced demand due to inflationary pressures in all segments, as well as supply chain issues and overall product mix in our Retail Segment. The increase in revenue for our Steel Manufacturing segment was primarily due to the acquisition of Kinetic.

Cost of Revenue

Cost of revenue as a percentage of revenue was 68.2% for the three months ended December 31, 2022 as compared to 63.3% for the three months ended December 31, 2021. The increase is primarily attributable to the decreases in revenues, partially offset by inflationary cost increases and the acquisition of Kinetic.

General and Administrative Expense

General and Administrative expenses increased by 3.1% to approximately $14.6 million for the three months ended December 31, 2022, as compared to the three months ended December 31, 2021 primarily due to the acquisition of Kinetic, partially offset by decreases in professional fees and other General and Administrative expenses.

Selling and Marketing Expense

Selling and marketing expense decreased by 9.0% to approximately $2.8 million for the three months ended December 31, 2022, as compared to the three months ended December 31, 2021, primarily due to decreased trade show and convention activity related to our Flooring Manufacturing segment.

Interest Expense, net

Interest expense, net increased by approximately $1.0 million for the three months ended December 31, 2022, as compared to the three months ended December 31, 2021, primarily due to increased debt balances, as well as increased interest rates.

Results of Operations by Segment

	For the Three Months Ended December 31, 2022					For the Three Months Ended December 31, 2021
	Retail	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total	Retail	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total
Revenue	$23,273	$26,432	$17,981	$1,300	$68,986	$26,211	$32,872	$12,366	$3,709	$75,158
Cost of Revenue	11,063	21,771	13,589	619	47,042	12,821	23,843	8,751	2,127	47,542
Gross Profit	12,210	4,661	4,392	681	21,944	13,390	9,029	3,615	1,582	27,616
General and Administrative Expense	8,385	1,491	2,792	1,932	14,600	8,454	1,639	1,821	2,243	14,157
Selling and Marketing Expense	161	2,419	145	52	2,777	126	2,782	140	4	3,052
Operating Income (Loss)	$3,664	$751	$1,455	$(1,303)	$4,567	$4,810	$4,608	$1,654	$(665)	$10,407

Retail Segment

Revenue for the three months ended December 31, 2022 decreased by approximately $2.9 million, or 11.2%, as compared to the prior year, primarily due to reduced demand as a result of inflationary factors, supply chain issues, and overall product mix. Further, effective April 2022, ApplianceSmart shut down its operations. Cost of revenue as a percentage of revenue was 47.5% for the three months ended December 31, 2022, as opposed to 48.9% for the three months ended December 31, 2021. Operating income for the three months ended December 31, 2022 was approximately $3.7 million, as compared to operating income of approximately $4.8 million for the prior year period.

Flooring Manufacturing Segment

Revenue for the three months ended December 31, 2022 decreased by approximately $6.4 million, or 19.6%, as compared to the prior year period, primarily due to reduced demand as a result of inflationary factors. Cost of revenue as a percentage of revenue was 82.4% for the three months ended December 31, 2022, as opposed to 72.5% for the three months ended December 31, 2021. The increase is primarily due to increases in raw material costs, as compared to the prior year period. Operating income for the three months ended December 31, 2022 was approximately $750,000, as compared to operating income of approximately $4.6 million for the prior year period.

Steel Manufacturing Segment

Revenue for the three months ended December 31, 2022 increased by $5.6 million, or 45.4%, as compared to the prior year period, primarily due to the acquisition of Kinetic. Cost of revenue as a percentage of revenue was 75.6% for the three months ended December 31, 2022, as opposed to 70.8% for the three months ended December 31, 2021. The increase is primarily due to increases in raw material costs, as compared to the prior year period, as well as the acquisition of Kinetic. Operating income for the three months ended December 31, 2022 was approximately $1.5 million, as compared to operating income of approximately $1.7 million in the prior year period.

Corporate and Other Segment

Segment results for Corporate and Other includes our directory services business and our investment in SW Financial. Revenues for the three months ended December 31, 2022 decreased by approximately $2.4 million, or 65%, as compared to the prior year period, primarily due to decreased revenue for SW Financial. The decrease was primarily due to a decrease in commissions derived from stock market trading activity due to market volatility, as well as a decrease in commissions derived from initial public offerings and private placements due to reduced activity. Cost of revenue as a percentage of revenue was 47.6% for the three months ended December 31, 2022, as opposed to 57.3% for the three months ended December 31, 2021. Operating loss for the three months ended December 31, 2022 was approximately $1.3 million, as compared to a loss of approximately $665,000 in the prior period. Revenues and operating income for our directory services business continue to decline due to decreasing renewals. We expect revenue and operating income from this business to continue to decrease in the future. We are no longer accepting new customers in our directory services business. We anticipate revenues from our investment in SW Financial to trend upward in the future.

Adjusted EBITDA Reconciliation

The following table presents a reconciliation of Adjusted EBITDA from net income (in 000's):

	For the Three Months Ended
	December 31, 2022	December 31, 2021
Net income	$1,844	$6,546
Depreciation and amortization	2,651	1,549
Stock-based compensation	—	18
Interest expense, net	2,047	1,017
Income tax expense	615	2,960
Acquisition costs	382	12
Adjusted EBITDA	$7,539	$12,102

Adjusted EBITDA decreased by approximately $4.6 million, or 37.7%, for three months ended December 31, 2022, as compared to the prior year period. The decrease is primarily due to decreases in revenue and gross profit, which is primarily due to our Flooring Manufacturing segment, as discussed above.

Liquidity and Capital Resources

As of December 31, 2022, we had total cash and restricted cash of approximately $12.8 million and approximately $21.2 million of available borrowing under our revolving credit facilities. The Company's restricted cash of approximately $890,000 is required collateral for a standby letter of credit for a customs bond, which is renewed annually. As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

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

Working Capital

We had working capital of approximately $78.1 million as of December 31, 2022, as compared to working capital of approximately $78.4 million as of September 30, 2022.

Cash Flows from Operating Activities

The Company’s cash and restricted cash, as of December 31, 2022, was approximately $12.8 million compared to approximately $4.6 million as of September 30, 2022, an increase of approximately $8.2 million. Net cash provided by operations was approximately $6.3 million for the three months ended December 31, 2022 as compared to net cash provided by operations of approximately $4.2 million for the three months ended December 31, 2021. The increase was primarily due to receipts of accounts receivable, partially offset by timing of payments on accounts payable.

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

Cash Flows from Investing Activities

Our cash flows used in investing activities were approximately $1.3 million and $3.1 million for the three months ended December 31, 2022 and 2021, respectively, and consisted of purchases of property and equipment.

Cash Flows from Financing Activities

Our cash flows provided by financing activities of approximately $3.2 million during the three months ended December 31, 2022 consisted of net proceeds from notes payable of approximately $5.7 million, partially offset by payments of notes payable and financing leases of approximately $1.8 million, and purchases of treasury stock in the amount of approximately $620,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2022, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, as of December 31, 2022, we concluded that the Company's disclosure, controls, and procedures were effective.

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

Our management assessed the design and effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, as of December 31, 2022, our management concluded that our internal controls over financial reporting were operating effectively.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Please refer to "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended September 30, 2022 for information regarding material pending legal proceedings. Except as set forth therein and below, there have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.

SEC Matter

On February 21, 2018, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) and a letter from the SEC stating that it is conducting an investigation. The subpoena requested documents and information concerning, among other things, the restatement of the Company’s financial statements for the quarterly periods ended December 31, 2016, March 31, 2017, and June 30, 2017, the acquisition of Marquis Industries, Inc., Vintage Stock, Inc., and ApplianceSmart, Inc., and the change in auditors. On August 12, 2020, three of the Company’s corporate executive officers (together, the “Executives”) each received a “Wells Notice” from the Staff of the SEC relating to the Company’s SEC investigation. On October 7, 2020, the Company received a “Wells Notice” from the Staff of the SEC relating to the Company’s previously-disclosed SEC investigation. The Wells Notices related to, among other things, the Company’s reporting of its financial performance for its fiscal year ended September 30, 2016, certain disclosures related to executive compensation, and its previous acquisition of ApplianceSmart, Inc. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. The Wells Notices informed the Company and the Executives that the SEC Staff has made a preliminary determination to recommend that the SEC file an enforcement action against the Company and each of the Executives to allege certain violations of the federal securities laws. On October 1, 2018, the Company received a letter from the SEC requesting information regarding a potential violation of Section 13(a) of the Securities Exchange Act of 1934, based upon the timing of the Company’s Form 8-K filed on February 14, 2018. The Company cooperated fully with the SEC inquiry and provided a response to the SEC on October 26, 2018.

On August 2, 2021, the SEC filed a civil complaint (the “SEC Complaint”) in the United States District Court for the District of Nevada naming the Company and two of its executive officers as defendants (collectively, the "Company Defendants") as well as certain other third parties. The SEC Complaint alleges various financial, disclosure, and reporting violations related to income and earnings per share, purported undisclosed stock promotion and trading, and undisclosed executive compensation from 2016 through 2018. The violations are brought under Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5; Sections 13(a), 13(b)(2)(B) and 13(b)(5) of the Exchange Act and Rules 12b-20, 13a-1, 13a-14, 13a-13, 13b2-1, 13b2-2; Section 14(a) of the Exchange Act and Rule 14a-3; and Section 17(a) of the Securities Act of 1933. The SEC seeks permanent injunctions against the Defendants, officer-and-director bars, disgorgement of profits, and civil penalties. The foregoing is only a general summary of the SEC Complaint, which may be accessed on the SEC’s website at https://www.sec.gov/litigation/litreleases/2021/lr25155.htm.

On October 1, 2021, the Company Defendants and third party-defendants moved to dismiss the complaint. On September 7, 2022, the court denied the Company Defendants’ motion to dismiss but granted one of the third-party defendant’s motions to dismiss, granting the SEC leave to file an amended complaint. On September 21, 2022, the SEC filed an amended complaint to which the Company Defendants filed an answer on October 11, 2022, denying liability. One third-party defendant moved to dismiss the amended complaint. The court subsequently entered a discovery scheduling order and the parties exchanged initial disclosures. On February 1, 2023, the court denied the third-party defendant’s motion to dismiss the amended complaint. The parties have agreed to participate in a mediation and to continue the remainder of discovery until after the mediation, scheduled to take place in April 2023.

The Company Defendants strongly dispute and deny the allegations and intend to continue to defend themselves vigorously against the claims.

On August 13, 2021, Daniel E. Sieggreen, individually and on behalf of all others similarly situated, filed a class action complaint for violation of federal securities laws in the United States District Court for the District of Nevada, naming as defendants the Company and the two executive officers named in the SEC Complaint. The allegations asserted are similar to those in the SEC Complaint. Among other relief, the complaint seeks damages in connection with the purchases and sales of the Company’s securities between December 28, 2016 and August 3, 3021. As of December 17, 2021, the judge granted a stipulation to stay proceedings pending the resolutions of the motions to dismiss in the SEC Complaint. On February 1, 2023, the final motion to dismiss relating to the SEC Complaint was denied, which was subsequently noticed in the Sieggreen action on February 2, 2023. As a result, the plaintiff in this action has until on or about April 3, 2023 to file an amended complaint. The Company and its executives anticipate moving to dismiss the amended complaint as they strongly dispute and deny the allegations at issue in this case and intend to continue to defend themselves vigorously against these claims.

Holdback Matter

On October 10, 2022, a representative for the former shareholders of Precision Industries, Inc. filed a civil complaint in the Court of Chancery of the State of Delaware. The complaint alleges that the Company violated the terms of an agreement and plan of merger dated July 14, 2020, by failing to pay the shareholders a certain indemnity holdback of $2,500,000. Plaintiff alleges that it effectuated service of the complaint on Company, but the Company did not receive notification of the action until it received an Application for Default Judgment filed with the court on December 26, 2022. On December 28, 2022, the court issued a letter order questioning its jurisdiction over the matter and directed plaintiff’s counsel to submit briefing as to why it believes jurisdiction is proper. Plaintiff filed its brief on January 13, 2023. The court has not ruled as to whether it will exercise jurisdiction over the matter. The Company’s counsel has had contacted plaintiff’s counsel regarding the case and advised that the Company denies the allegations waged against it in the complaint and that it will abide by the court’s ruling on the threshold jurisdictional issue. The case will proceed once the court rules on the jurisdictional issue at which point the Company will vigorously defend against these claims.

Wage and Hour Matter

On July 27, 2022, Irma Sanchez, a former employee Elite Builder Services, Inc. (“Elite Builders”) (see Note 17 above), filed a class action complaint against Elite Builders in the Superior Court of California, County of Alameda. The complaint alleges that Elite Builders failed to pay all minimum and overtime wages, failed to provide lawful meal periods and rest breaks, failed to provide accurate itemized wage statements, and failed to pay all wages due upon separation as required by California law. The complaint was later amended as a matter of right on October 4, 2022. Further, Ms. Sanchez has put the Labor & Workforce Development Agency on notice to exhaust administrative remedies and enable her to bring an additional claim under the California Labor Code Private Attorneys General Act, which permits an employee to assert a claim for violations of certain California Labor Code provisions on behalf of all aggrieved employees to recover statutory penalties. A Motion for Change of Venue to Stanislaus County was filed by Elite Builders on December 7, 2022. The hearing on the motion was heard on February 8, 2023. The Company believes that Ms. Sanchez’s claims lack merit and intends to vigorously defend this action. The Company is currently unable to estimate the range of possible losses associated with this proceeding since no discovery has commenced and the scope of class is not yet known.

ITEM 1A. Risk Factors

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of funds

On February 20, 2018, the Company announced a $10 million common stock repurchase program. During the three months ended December 31, 2022, the Company repurchased 24,710 of at a cost of approximately $620,000. As of December 31, 2022, the Company has approximately $3.4 million available for repurchases under this program.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Quarterly Report.

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1		Amended and Restated Articles of Incorporation	8-K	000-24217	3.1	08/15/07
3.2		Certificate of Change	8-K	001-333937	3.1	09/07/10
3.3		Certificate of Correction	8-K	001-333937	3.1	03/11/13
3.4		Certificate of Change	10-Q	001-333937	3.1	02/14/14
3.5		Articles of Merger	8-K	001-333937	3.1.4	10/08/15
3.6		Certificate of Change	8-K	001-333937	3.1.5	11/25/16
3.7		Certificate of Designation for Series B Convertible Preferred Stock filed with Secretary of State for the State of Nevada on December 23, 2016, and effective as of December 27, 2016	10-K	001-333937	3.1.6	12/29/16
3.8		Bylaws of Live Ventures Incorporated	10-Q	001-33937	3.8	08/14/18
10.104		Employment Agreement between Live Ventures Incorporated and Wayne Ipsen, effective October 24, 2022	8-K	001-33937	10.104	10/28/22
31.1	*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Ventures Incorporated

Dated: February 9, 2023	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 9, 2023	/s/ David Verret
Chief Financial Officer
(Principal Financial Officer)