Form 10-Q
period 2023-03-31
LIVE VENTURES Inc
filed 2023-05-11
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

The number of shares of the issuer’s common stock, par value $0.001 per share, outstanding as of May 8, 2023 was 3,165,890.

INDEX TO FORM 10-Q FILING

FOR THE SIX MONTHS ENDED March 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per-share amounts)

	March 31, 2023	September 30, 2022
	(Unaudited)
Assets
Cash	$4,168	$4,600
Trade receivables, net of allowance for doubtful accounts of $482,000 at March 31, 2023 and $132,000 at September 30, 2022	29,703	25,665
Inventories, net of reserves of $2.6 million at March 31, 2023 and $2.4 million at September 30, 2022	115,050	97,659
Income taxes receivable	4,237	4,403
Prepaid expenses and other current assets	2,748	2,477
Total current assets	155,906	134,804
Property and equipment, net of accumulated depreciation of $31.7 million at March 31, 2023, and $26.7 million at September 30, 2022	67,098	64,590
Right of use asset - operating leases	45,504	33,659
Right of use asset - finance leases	387	—
Deposits and other assets	1,741	647
Intangible assets, net of accumulated amortization of $3.4 million at March 31, 2023 and $2.1 million at September 30, 2022	25,249	3,844
Goodwill	69,506	41,093
Total assets	$365,391	$278,637
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$12,420	$10,899
Accrued liabilities	21,465	16,486
Current portion of lease obligations - operating leases	10,688	7,851
Current portion of lease obligations - finance leases	341	217
Current portion of long-term debt	30,288	18,935
Current portion of notes payable related parties	—	2,000
Total current liabilities	75,202	56,388
Long-term debt, net of current portion	67,530	59,704
Lease obligation long term - operating leases	39,611	30,382
Lease obligation long term - finance leases	19,930	19,568
Notes payable related parties, net of current portion	45,675	5,000
Deferred taxes	12,986	8,818
Other non-current obligations	1,222	1,615
Total liabilities	262,156	181,475
Commitments and contingencies
Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 47,840 shares issued and outstanding at March 31, 2023 and September 30, 2022, respectively, with a liquidation preference of $0.30 per share outstanding	—	—
Common stock, $0.001 par value, 10,000,000 shares authorized, 3,165,890 and 3,074,833 shares issued and outstanding at March 31, 2023 and September 30, 2022, respectively	2	2
Paid in capital	68,630	65,321
Treasury stock common 646,355 and 620,971 shares as of March 31, 2023 and September 30, 2022, respectively	(7,853)	(7,215)
Treasury stock Series E preferred 80,000 shares as of March 31, 2023 and of September 30, 2022, respectively	(7)	(7)
Retained earnings	42,911	39,509
Equity attributable to Live stockholders	103,683	97,610
Non-controlling interest	(448)	(448)
Total stockholders' equity	103,235	97,162
Total liabilities and stockholders' equity	$365,391	$278,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(dollars in thousands, except per-share amounts)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Revenues	$91,122	$69,706	$160,108	$144,864
Cost of revenues	59,514	44,753	106,556	92,295
Gross profit	31,608	24,953	53,552	52,569

Operating expenses:
General and administrative expenses	22,617	13,154	37,217	27,311
Sales and marketing expenses	4,039	3,350	6,816	6,402
Total operating expenses	26,656	16,504	44,033	33,713
Operating income	4,952	8,449	9,519	18,856
Other (expense) income:
Interest expense, net	(3,235)	(858)	(5,282)	(1,875)
Loss on debt extinguishment	—	(363)	—	(363)
Gain on disposal of fixed assets	7	(1)	7	(1)
Gain on bankruptcy settlement	—	11,362	—	11,352
Other income (expense)	384	292	323	418
Total other expense, net	(2,844)	10,432	(4,952)	9,531
Income before provision for income taxes	2,108	18,881	4,567	28,387
Provision for income taxes	550	3,523	1,165	6,483
Net income	1,558	15,358	3,402	21,904
Net income attributable to Live stockholders	$1,558	$15,358	$3,402	$21,904

Income per share:
Basic	$0.50	$4.90	$1.10	$6.96
Diluted	$0.49	$4.84	$1.08	$6.87

Weighted average common shares outstanding:
Basic	3,143,911	3,134,540	3,101,007	3,148,059
Diluted	3,184,982	3,172,881	3,137,625	3,187,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	For the Six Months Ended March 31,
	2023	2022
Operating Activities:
Net income	$3,402	$21,904
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	6,297	3,045
(Gain)/loss on disposal of property and equipment	(7)	1
Gain on bankruptcy settlement	—	(11,501)
Amortization of debt issuance cost	105	(112)
Stock based compensation expense	109	37
Amortization of right-of-use assets	1,397	55
Change in reserve for uncollectible accounts	350	27
Change in reserve for obsolete inventory	169	146
Change in deferred income taxes	4,168	2,257
Changes in assets and liabilities:
Trade receivables	436	(698)
Inventories	2,384	(8,658)
Income taxes payable/receivable	166	(148)
Prepaid expenses and other current assets	3,453	(422)
Deposits and other assets	(1,095)	(116)
Accounts payable	(3,668)	3,911
Accrued liabilities	(3,547)	(4,500)
Other Liabilities	59	23
Net cash provided by operating activities	14,178	5,251

Investing Activities:
Acquisition of Flooring Liquidators, net of cash acquired	(33,929)	—
Purchase of property and equipment	(2,900)	(7,503)
Net cash used in investing activities	(36,829)	(7,503)

Financing Activities:
Net borrowings (payments) under revolver loans	12,312	4,887
Proceeds from issuance of notes payable	8,449	9,000
Payments on notes payable	(3,679)	(8,020)
Proceeds from issuing related party notes payable	7,000	—
Payments for debt acquisition costs	(96)	—
Purchase of common treasury stock	(639)	(2,084)
Payments on financing leases	(1,077)	(80)
Payments on seller financing arrangements	(51)	—
Debtor-in-possession cash	—	75
Net cash provided by financing activities	22,219	3,778

Increase in cash	(432)	1,526
Cash, beginning of period	4,600	4,664
Cash, end of period	$4,168	$6,190

Supplemental cash flow disclosures:
Interest paid	$4,602	$1,823
Income taxes paid	$43	$4,458
Noncash financing and investing activities:
Noncash items related to Flooring Liquidators acquisition	$36,900	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(dollars in thousands)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Equity
Balance, September 30, 2022	—	$—	47,840	$—	3,074,833	$2	$65,321	$(7)	$(7,215)	$39,509	$(448)	$97,162
Purchase of common treasury stock	—	—	—	—	(24,710)	—	—	—	(621)	—	—	(621)
Net income	—	—	—	—	—	—	—	—	—	1,844	—	1,844
Balance, December 31, 2022	—	$—	47,840	$—	3,050,123	$2	$65,321	$(7)	$(7,836)	$41,353	$(448)	$98,385
Purchase of common treasury stock	—	—	—	—	(674)	—	—	—	(17)	—	—	(17)
Stock based compensation	—	—	—	—	—	—	109					109
Issuance of common stock	—	—	—	—	116,441	—	3,200	—	—	—		3,200
Net income	—	—	—	—	—	—	—	—	—	1,558	—	1,558
Balance, March 31, 2023	—	$—	47,840	$—	3,165,890	$2	$68,630	$(7)	$(7,853)	$42,911	$(448)	$103,235

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Equity
Balance, September 30, 2021	315,790	$—	47,840	$—	1,582,334	$2	$65,284	$(7)	$(4,519)	$14,768	$(448)	$75,080
Stock based compensation	—	—	—	—	—	—	18	—	—	—		18
Net income	—	—	—	—	—	—	—	—	—	6,546	—	6,546
Balance, December 31, 2021	315,790	$—	47,840	$—	1,582,334	$2	$65,302	$(7)	$(4,519)	$21,314	$(448)	$81,644
Stock based compensation							19					19
Purchase of common treasury stock	—	—	—	—	(65,668)	—	—	—	(2,084)	—		(2,084)
Conversion of Series B preferred stock					1,578,950							—
Net income	—	—	—	—	—	—	—	—	—	15,358	—	15,358
Balance, March 31, 2022	315,790	$—	47,840	$—	3,095,616	$2	$65,321	$(7)	$(6,603)	$36,672	$(448)	$94,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2023 AND 2022

(dollars in thousands, except per-share amounts)

Note 1: Background and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Live Ventures Incorporated, a Nevada corporation, and its subsidiaries (collectively, “Live Ventures” or the “Company”). Live Ventures is a diversified holding company with a strategic focus on value-oriented acquisitions of domestic middle-market companies. The Company has five operating segments: Retail-Entertainment, Retail-Flooring, Flooring Manufacturing, Steel Manufacturing, and Corporate and Other. The Retail-Entertainment segment includes Vintage Stock, Inc. (“Vintage Stock”), which is engaged in the retail sale of new and used movies, music, collectibles, comics, books, games, game systems and components. The Retail-Flooring segment includes Flooring Liquidators, Inc. (“Flooring Liquidators”), which is engaged in the retail sale and installation of floors, carpets, and countertops. The Flooring Manufacturing segment includes Marquis Industries, Inc. (“Marquis”), which is engaged in the manufacture and sale of carpet and the sale of vinyl and wood floor coverings. The Steel Manufacturing Segment includes Precision Industries, Inc. (“Precision Marshall”), which is engaged in the manufacture and sale of alloy and steel plates, ground flat stock and drill rods, and The Kinetic Co., Inc. (“Kinetic”), which is engaged in the production of industrial knives and hardened wear products for the tissue and metals industries.

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for three and six months ended March 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2023. The financial information included in these statements should be read in conjunction with the condensed consolidated financial statements and related notes thereto as of September 30, 2022 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 16, 2022 (the “2022 10-K”).

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates made in connection with the accompanying condensed consolidated financial statements include the estimated reserve for doubtful accounts, the estimated reserve for excess and obsolete inventory, fair values of goodwill, other intangibles and long-lived assets in connection with an acquisition, fair values in connection with the analysis of goodwill, other intangibles and long-lived assets for impairment, valuation allowance against deferred tax assets, and estimated useful lives for intangible assets and property and equipment.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04 - Reference Rate Reform (Topic 848), codified as ASC 848 (“ASC 848”). The purpose of ASC 848 is to provide optional guidance to ease the potential effects on financial reporting of the market-wide migration away from Interbank Offered Rates to alternative reference rates. ASC 848 applies only to contracts, hedging relationships, and other transactions that reference a reference rate expected to be discontinued because of reference rate reform. Effective December 31, 2021, the Secured Overnight Financing Rate (“SOFR”) replaced the USD London Interbank-Offered Rate (“LIBOR”) for most financial benchmarking. The guidance may be applied upon issuance of ASC 848 through December 31, 2022. The Company has adopted this new accounting standard on its condensed consolidated financial statements and related disclosures; however, adoption of this ASU is anticipated to have no material impact on the Company's financial statements.

Note 3: Acquisitions

Acquisition of Flooring Liquidators

On January 18, 2023, Live Ventures acquired 100% of the issued and outstanding equity interests of Flooring Liquidators, Inc., Elite Builder Services, Inc., 7 Day Stone, Inc., Floorable, LLC, K2L Leasing, LLC, and SJ & K Equipment, Inc. (collectively, the “Acquired Companies”). The Acquired Companies are leading retailers and installers of floors, carpets, and countertops to consumers, builders and contractors in California and Nevada.

The acquisition was pursuant to a Securities Purchase Agreement with an effective date of January 18, 2023 by and among the Company, Buyer, Stephen J. Kellogg, as the seller representative of the equity holders of the Acquired Companies and individually in his capacity as an equity holder of the Acquired Companies, and the other equity holders of the Acquired Companies. The purchase price for the Equity Interests was $83.8 million before any fair value considerations, and is comprised of the following:

•
$41.8 million in cash to the Seller;
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
•
$2.0 million holdback; and
•
$2.0 million of contingent consideration, comprised of $1.0 million in cash and $1.0 million in restricted stock units.

The fair value the purchase price components outlined above was $78.7 million due to fair value adjustments for the seller note, restricted stock, and contingent consideration.

Under the preliminary purchase price allocation, the Company recognized goodwill of approximately $28.7 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of January 18, 2023, as calculated by an independent third-party firm. The Company anticipates approximately $13.4 million of the goodwill arising from the acquisition to be fully deductible for tax purposes. The table below outlines the purchase price allocation of the purchase for Flooring Liquidators to the acquired identifiable assets, liabilities assumed and goodwill (in $000’s):

Total purchase price		$78,700
Less fair value of the holdback option		—
Net purchase price		$78,700
Accounts payable		5,189
Accrued liabilities		9,182
Debt		60
Total liabilities assumed		14,431
Total consideration		93,131
Cash		7,871
Accounts receivable		4,824
Inventory		19,944
Property, plant and equipment		4,678
Intangible assets
Trade names	$13,275
Customer relationships	7,700
Non-compete agreements	1,625
Other	49
Subtotal intangible assets		22,649
Other		4,440
Total assets acquired		64,406
Total goodwill		$28,725

Pro Forma Information

The table below presents selected proforma information for the Company for the three- and six-month periods ended March 31, 2023, assuming that the acquisition had occurred on October 1, 2021 (the beginning of the Company’s 2022 fiscal year), pursuant to ASC 805-10-50 (in $000's). This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on that date, nor does it purport to predict the results of operations for future periods.

	As Reported		Adjustments	Proforma
	Live Unaudited Three Months Ended March 31, 2023	Flooring Liquidators Unaudited Three Months Ended March 31, 2023	Adjustments(1)	LIVE for the Three Months Ended March 31, 2023
Net revenue	$91,122	$4,222		$95,344
Net income	$1,558	$(2,188)	$(300)	$(930)
Earnings per basic common share	$0.50			$(0.30)
Earnings per basic diluted share	$0.49			$(0.29)

	As Reported		Adjustments	Proforma
	Live Unaudited Three Months Ended March 31, 2022	Flooring Liquidators Unaudited Three Months Ended March 31, 2022	Adjustments(1)	LIVE for the Three Months Ended March 31, 2022
Net revenue	$69,706	$29,205		$98,911
Net income	$15,358	$1,886	$(1,946)	$15,298
Earnings per basic common share	$4.90			$4.88
Earnings per basic diluted share	$4.84			$4.82

	As Reported		Adjustments	Proforma
	Live Unaudited Six Months Ended March 31, 2023	Flooring Liquidators Unaudited Six Months Ended March 31, 2023	Adjustments(1)	LIVE for the Six Months Ended March 31, 2023
Net revenue	$160,108	$37,702		$197,810
Net income	3,402	$(1,033)	$(2,226)	$143
Earnings per basic common share	$1.10			$0.05
Earnings per basic diluted share	$1.08			$0.05

	As Reported		Adjustments	Proforma
	Live Unaudited Six Months Ended March 31, 2022	Flooring Liquidators Unaudited Six Months Ended March 31, 2022	Adjustments(1)	LIVE for the Six Months Ended March 31, 2022
Net revenue	$144,864	$59,850		$204,714
Net income	$21,904	$5,221	$(3,818)	$23,307
Earnings per basic common share	$6.96			$7.40
Earnings per basic diluted share	$6.87			$7.31

(1) Adjustments are related to adjustments made for the following:

•
Amortization expense of definite-lived intangible assets has been adjusted based on the preliminary fair value at the acquisition date.
•
Interest expense has been adjusted to include proforma interest expense that would have been incurred as a result of the acquisition financing obtained by the Company.
•
Elimination of revenues and costs of revenues associated with sales between Flooring Liquidators and the Company prior to acquisition.

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

Under the purchase price allocation, the Company recognized goodwill of approximately $3.0 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of June 28, 2022, as calculated by an independent third-party firm. Goodwill arising from the acquisition is expected to be fully deductible for tax purposes. The table below outlines the purchase price allocation of the purchase for Kinetic to the acquired identifiable assets, liabilities assumed and goodwill as of March 31, 2023 (in $000’s):

Total purchase price	$24,732
Accounts payable	571
Accrued liabilities	1,848
Total liabilities assumed	2,419
Total consideration	27,151
Cash	287
Accounts receivable	3,073
Inventory	6,429
Property, plant and equipment	12,855
Intangible assets	1,000
Other assets	480
Total assets acquired	24,124
Total goodwill	$3,027

Acquisition of Better Backers

On July 1, 2022, Live acquired certain assets and intellectual property of Better Backers, a Georgia corporation, which was accomplished through an Asset Purchase Agreement (the “Asset Purchase Agreement”). No liabilities were assumed as part of the acquisition. The purchase price, which is subject to certain post-closing adjustments, was approximately $3.2 million, which is comprised of $1.8 million that was paid upon closing, and the $1.4 million present value of $1.5 million of non-compete payments to be made over a 24-month period. In order to expedite the transaction, the acquisition was originally made by Live, and the $1.8 million paid upon closing was funded with borrowings under Live’s credit line with Isaac Capital Group (“ICG”). On August 18, 2022, Marquis repaid the $1.8 million to ICG and assumed ownership of Better Backers.

In connection with the acquisition, Marquis entered into two 20-year building leases with Spyglass Estate Planning, LLC, a related party (see Note 15), with two options to renew for an additional five years each. The fair value of the buildings and improvement is approximately $9.3 million. The provisions of the lease agreements include an initial 24-month month-to-month rental period, during which the lessee may cancel with 90-day notice, followed by a 20-year lease term with two five-year renewal options. Due to the highly specialized nature of the leased assets, the Company currently believes that it is more likely than not that it will not cancel during the initial 24-month term, and that each of the two five-year options will be exercised. The base rent under the lease agreements is approximately $73,000 and $32,000 per month, respectively, for the first year of the term, and a 2.5% per annum escalator. The lease agreements are each “net leases”, such that the lessee is also obligated to pay all taxes, insurance, assessments, and other costs, expenses, and obligations of ownership of the property. The Company has evaluated each lease and determined the rent amounts to be at market rates. These leases are being treated as finance leases for accounting purposes, as described in ASC 842 “Leases”.

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

Note 4: Leases

The Company leases retail stores, warehouse facilities, and office space. These assets and properties are generally leased under noncancelable agreements that expire at various future dates with many agreements containing renewal options for additional periods. The agreements, which have been classified as either operating or finance leases, generally provide for minimum and, in some cases, percentage rent, and require the Company to pay all insurance, taxes, and other maintenance costs. As a result, the Company recognizes assets and liabilities for all leases with lease terms greater than 12 months. The amounts recognized reflect the present value of remaining lease payments for all leases. The discount rate used is an estimate of the Company’s blended incremental borrowing rate based on information available associated with each subsidiary’s debt outstanding at lease commencement. In considering the lease asset value, the Company considers fixed and variable payment terms, prepayments and options to extend, terminate or purchase. Renewal, termination, or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised.

As of March 31, 2023, the weighted average remaining lease term for operating leases is 8.6 years. The Company's weighted average discount rate for operating leases is 8.1%. Total cash payments for operating leases for the six months ended March 31, 2023 and 2022 were approximately $3.9 million and $4.9 million, respectively. Additionally, we obtained right-of-use assets in exchange for operating lease liabilities of approximately $15.6 million upon commencement of operating leases during the six months ended March 31, 2023.

As of March 31, 2023, the weighted average remaining lease term for finance leases is 27.1 years. The Company's weighted average discount rate for finance leases is 13.2%. Total cash payments for finance leases for the six months ended March 31, 2023 and 2022 were approximately $1.1 million and $0, respectively. Additionally, we obtained right-of-use assets in exchange for finance lease liabilities of approximately $387,000 upon commencement of operating leases during the six months ended March 31, 2023.

The following table details our right of use assets and lease liabilities as of March 31, 2023 and September 30, 2022 (in $000's):

	March 31, 2023	September 30, 2022
Right of use asset - operating leases	$45,504	$33,659
Right of use asset - finance leases	387	—
Lease liabilities:
Current - operating	10,688	7,851
Current - finance	341	217
Long term - operating	39,611	30,382
Long term - finance	19,930	19,568

Total present value of future lease payments of operating leases as of March 31, 2023 (in $000's):

Twelve months ended March 31,
2023	$10,688
2024	8,941
2025	7,580
2026	6,167
2027	4,796
Thereafter	15,338
Total	53,510
Less implied interest	(3,211)
Present value of payments	$50,299

Total present value of future lease payments of finance leases as of March 31, 2023 (in $000's):

Twelve months ended March 31,
2023	$341
2024	850
2025	753
2026	681
2027	617
Thereafter	29,913
Total	33,155
Less implied interest	(12,884)
Present value of payments	$20,271

In connection with the acquisition of Flooring Liquidators (see Note 3), as of March 31, 2023, the Company has obtained right-of-use assets in exchange for operating lease liabilities of $14.7 million, and right-of-use assets in exchange for finance lease liabilities of $387,000.

During the six months ended March 31, 2023 and 2022, the Company recorded no gain or loss settlements, nor did it record impairment charges relating to any of its leases.

Note 5: Inventory

The following table details the Company's inventory as of March 31, 2023 and September 30, 2022 (in $000's):

Inventory, net	March 31, 2023	September 30, 2022
Raw materials	$32,656	$35,829
Work in progress	8,694	7,539
Finished goods	33,802	32,814
Merchandise	43,316	23,900
	118,468	100,082
Less: Inventory reserves	(2,749)	(2,423)
Total inventory, net	$115,719	$97,659

Note 6: Property and Equipment

The following table details the Company's property and equipment as of March 31, 2023 and September 30, 2022 (in $000's):

	March 31, 2023	September 30, 2022
Property and equipment, net:
Land	$2,064	$2,029
Building and improvements	24,408	26,761
Transportation equipment	3,038	622
Machinery and equipment	55,685	53,739
Furnishings and fixtures	6,036	4,407
Office, computer equipment and other	7,564	3,699
	98,795	91,257
Less: Accumulated depreciation	(31,697)	(26,667)
	$67,098	$64,590

Depreciation expense was $2.7 million and $1.3 million, respectively, for the three months ended March 31, 2023 and 2022, and $5.1 million and $2.5 million for the six months ended March 31, 2023 and 2022.

Note 7: Intangibles

The following table details the Company's intangibles as of March 31, 2023 and September 30, 2022 (in $000's):

	March 31, 2023	September 30, 2022
Intangible assets, net:
Intangible assets - Domain names	$14,082	$808
Intangible assets - Customer relationships	12,298	4,598
Intangible assets - Other	2,261	587
	28,641	5,993
Less: Accumulated amortization	(3,392)	(2,149)
Total intangibles, net	$25,249	$3,844

Amortization expense was $992,000 and $210,000, respectively, for the three months ended March 31, 2023 and 2022, and $1.2 million and $496,000 for the six months ended March 31, 2023 and 2022.

The following table summarizes estimated future amortization expense related to intangible assets that have net balances (in $000’s):

2024	$4,308
2025	4,207
2026	4,207
2027	4,139
2028	3,835
Thereafter	4,553
$25,249

Note 8: Goodwill

The following table details the Company's goodwill as of March 31, 2023 (in $000's):

	Retail	Flooring Manufacturing	Steel Manufacturing	Corporate	Total
September 30, 2022	36,947	807	3,339	—	41,093
Additions	—	—	—	—	—
Kinetic fair value adjustment	—	—	(312)	—	(312)
Flooring Liquidators acquisition	25,394				25,394
Flooring Liquidators tax adjustment	3,331				3,331
Impairment	—	—	—	—	—
March 31, 2023	$65,672	$807	$3,027	$—	$69,506

As of March 31, 2023, the Company did not identify any triggering events that would require impairment testing.

Note 9: Accrued Liabilities

The following table details the Company's accrued liabilities as of March 31, 2023 and September 30, 2022, respectively (in $000's):

	March 31, 2023	September 30, 2022
Accrued liabilities:
Accrued payroll and bonuses	$4,657	$4,838
Accrued sales and use taxes	1,862	1,905
Accrued customer deposits	3,996	—
Accrued gift card and escheatment liability	1,780	1,696
Accrued interest payable	963	390
Accrued accounts payable and bank overdrafts	1,008	1,731
Accrued professional fees	1,054	1,924
Accrued expenses - other	6,145	4,002
Total accrued liabilities	$21,465	$16,486

Note 10: Long-Term Debt

Long-term debt as of March 31, 2023 and September 30, 2022 consisted of the following (in $000's):

	March 31, 2023	September 30, 2022
Revolver loans	$55,419	$43,107
Equipment loans	17,525	13,716
Term loans	9,288	7,941
Other notes payable	16,176	14,501
Total notes payable	98,408	79,265
Less: unamortized debt issuance costs	(590)	(626)
Net amount	97,818	78,639
Less: current portion	(30,288)	(18,935)
Total long-term debt	$67,530	$59,704

Future maturities of long-term debt at March 31, 2023, are as follows which does not include related party debt separately stated (in $000's):

Twelve months ending March 31,
2024	$30,288
2025	5,723
2026	15,290
2027	5,299
2028	30,281
Thereafter	10,937
Total future maturities of long-term debt	$97,818

Eclipse Business Capital Loans

In connection with the acquisition of Flooring Liquidators (see Note 3), on January 18, 2023, Flooring Liquidators entered into a credit facility with Eclipse Business Capital, LLC (“Eclipse”). The facility consists of $25.0 million in revolving credit (“Eclipse Revolver”) and $3.5 million in M&E lending (“Eclipse M&E”). The Eclipse Revolver is a three-year, asset-based facility that is secured by substantially all of Flooring Liquidators’ assets. Availability under the Eclipse Revolver is subject to a monthly borrowing base calculation. Flooring Liquidators’ ability to borrow under the Eclipse Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with Eclipse. The Eclipse Revolver bears interest at 4.5% per annum in excess of Adjusted Term SOFR prior to April 1, 2023, and 3.5% per annum in excess of Adjusted Term SOFR after April 1, 2023. The Eclipse M&E loan bears interest at 6.0% per annum in excess of Adjusted Term SOFR prior to April 1, 2023, and 5.0% per annum in excess of Adjusted Term SOFR after April 1, 2023. The credit facility matures in January 2026. As of March 31, 2023, the outstanding balance on the Eclipse Revolver was approximately $9.7 million, and the outstanding balance on the Eclipse M&E loan was approximately $2.8 million.

Bank of America Revolver Loan

On January 31, 2020, Marquis entered into an amended $25.0 million revolving credit agreement (“BofA Revolver”) with Bank of America Corporation (“BofA”). The BofA Revolver is a five-year, asset-based facility that is secured by substantially all of Marquis’ assets. Availability under the BofA Revolver is subject to a monthly borrowing base calculation. Marquis’ ability to borrow under the BofA Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with BofA. The BofA Revolver has a variable interest rate and matures in January 2025. As of March 31, 2023 and September 30, 2022, the outstanding balance was approximately $10.7 million and $10.1 million, respectively.

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

As of March 31, 2023 and September 30, 2022, the outstanding balance on the revolving loan was approximately $27.1 million and $23.6 million, respectively, and the outstanding balance on the original term note was approximately $2.9 million and $3.2 million, respectively. The revolving loan has a variable interest rate and matures in January 2027. As of March 31, 2023 and September 30, 2022, the outstanding balances on the two term loans to fund the Kinetic acquisition were approximately $3.6 million and $4.8 million, respectively. As of March 31, 2023, the “Special Advance Term Loan” was fully repaid.

Texas Capital Bank Revolver Loan

On November 3, 2016, Vintage Stock entered into an amended $12.0 million credit agreement with Texas Capital Bank (“TCB Revolver”). The TCB Revolver is a five-year, asset-based facility that is secured by substantially all of Vintage Stock’s assets. Availability under the TCB Revolver is subject to a monthly borrowing base calculation. The TCB Revolver has a variable interest rate and matures in November 2023. The effective rate, as of March 31, 2023, was 6.79%. As of March 31, 2023 and September 30, 2022, the balance outstanding was approximately $7.5 million and $9.4 million, respectively.

Equipment Loans

On June 20, 2016 and August 5, 2016, Marquis entered into a transaction that provided for a master agreement and separate loan schedules (the “Equipment Loans”) with Banc of America Leasing & Capital, LLC that provided for the following as of March 31, 2023:

Note #3 is for approximately $3.7 million, secured by equipment. The Equipment Loan #3 is due December 2023, payable in 84 monthly payments of $52,000 beginning January 2017, bearing interest rate at 4.8% per annum. As of March 31, 2023 and September 30, 2022, the balance was approximately $456,000 and $751,000, respectively.

Note #4 is for approximately $1.1 million, secured by equipment. The Equipment Loan #4 is due December 2023, payable in 81 monthly payments of $16,000 beginning April 2017, bearing interest at 4.9% per annum. As of March 31, 2023 and September 30, 2022, the balance was approximately $140,000 and $231,000, respectively.

Note #5 is for approximately $4.0 million, secured by equipment. The Equipment Loan #5 is due December 2024, payable in 84 monthly payments of $55,000 beginning January 2018, bearing interest at 4.7% per annum. As of March 31, 2023 and September 30, 2022, the balance was approximately $1.1 million and $1.4 million, respectively.

Note #6 is for $913,000, secured by equipment. The Equipment Loan #6 is due July 2024, payable in 60 monthly payments of $14,000 beginning August 2019, with a final payment of $197,000, bearing interest at 4.7% per annum. As of March 31, 2023 and September 30, 2022, the balance was approximately $395,000 and $471,000, respectively.

Note #7 is for $5.0 million, secured by equipment. The equipment loan #7 is due February 2027, payable in 84 monthly payments of $59,000 beginning March 2020, with the final payment of $809,000, bearing interest at 3.2% per annum. As of March 31, 2023 and September 30, 2022, the balance was approximately $3.2 million and $3.5 million, respectively.

Note #8 is for approximately $3.4 million, secured by equipment. The equipment loan #8 is due September 2027, payable in 84 monthly payments of $46,000 beginning October 2020, bearing interest at 4.0%. As of March 31, 2023 and September 30, 20222, the balance was approximately $2.3 million and $2.5 million, respectively.

In December 2021, Marquis funded the acquisition of $5.5 million of new equipment under Note #9 of its master agreement. The note, which is secured by the equipment, matures December 2026, and is payable in 60 monthly installments of $92,000, with the final payment in the amount of approximately $642,000, beginning January 2022, bearing interest at 3.75%. As of March 31, 2023 and September 30, 2022, the balance was approximately $4.3 million and $4.8 million, respectively.

In December 2022, Marquis funded the acquisition of $5.7 million of new equipment under note #10 of its master agreement. The note, which is secured by the equipment, matures December 2029, and is payable in 84 monthly installments of $79,000, with the final payment in the amount of approximately $650,000, beginning January 2023, bearing interest at 6.50%. As of March 31, 2023, the balance was approximately $5.6 million.

Loan Covenant Compliance

As of March 31, 2023, the Company was in compliance with all covenants under its existing revolving and other loan agreements.

Note 11: Notes Payable, Related Parties

Long-term debt, related parties as of March 31, 2023 and September 30, 2022 consisted of the following (in $000's):

	March 31, 2023	September 30, 2022
Isaac Capital Group, LLC, 12.5% interest rate, matures May 2025	$2,000	$2,000
Spriggs Investments, LLC, 10% interest rate, matures July 2024	2,000	2,000
Spriggs Investments, LLC for Flooring Liquidators, 12% interest rate, matures July 2024	1,000	—
Isaac Capital Group, LLC revolver, 12% interest rate, matures April 2024	1,000	—
Isaac Capital Group, LLC for Flooring Liquidators, 12% interest rate, matures January 2028	5,000	—
Seller of Flooring Liquidators, 8.24% interest rate, matures January 2028	34,000	—
Seller of Kinetic, 7.% interest rate, matures September 2027	3,000	3,000
Total notes payable - related parties	48,000	7,000
Less: unamortized debt issuance costs	(2,325)	—
Net amount	45,675	7,000
Less: current portion	—	(2,000)
Total long-term portion, related parties	$45,675	$5,000

Twelve months ending March 31,
2023	$—
2024	4,000
2025	2,000
2026	—
2027	3,000
Thereafter	39,000
Total future maturities of long-term debt, related parties	$48,000

Note 12: Stockholders’ Equity

Series E Convertible Preferred Stock

As of March 31, 2023 and September 30, 2022, there were 47,840 shares of Series E Convertible Preferred Stock issued and outstanding, respectively.

Treasury Stock

As of March 31, 2023 and September 30, 2022, the Company had 646,355 and 620,971 shares of Treasury Stock, respectively. During the six months ended March 31, 2023 and 2022, respectively, the Company purchased 25,384 and 65,668 shares of its common stock on the open market for approximately $639,000 and approximately $2.1 million, respectively.

Note 13: Stock-Based Compensation

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

The following table summarizes stock option activity for the fiscal year ended September 30, 2022 and the six months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2021	87,500	$18.81	1.78	$1,626
Outstanding at September 30, 2022	87,500	$18.81	0.78	$771
Exercisable at September 30, 2022	87,500	$18.81	0.78	$771

Outstanding at September 30, 2022	87,500	$18.81	0.78	$771
Outstanding at March 31, 2023	87,500	$18.81	0.85	$1,160
Exercisable at March 31, 2023	87,500	$18.81	0.85	$1,160

The following table presents the number and weighted average fair value ("WAFV") of unvested restricted stock awards:

	Series A Restricted Stock Awards	WAFV
Outstanding at September 30, 2022	—	$—
Granted	27,307	$36.62
Vested	—	$—
Canceled		$—
Non-vested at December 31, 2022	27,307	$36.62

The Company recognized compensation expense of approximately $109,000 and $19,000 during the three months ended March 31, 2023 and 2022, respectively, and approximately $109,000 and $37,000 during the six months ended March 31, 2023 and 2022, respectively, related to stock option awards and restricted stock awards granted to certain employees and officers based on the grant date fair value of the awards, and the revaluation for existing options whereby the expiration date was extended.

As of March 31, 2023, the Company had approximately $960,000 of unrecognized compensation expense associated with stock option awards and Restricted Stock Units outstanding.

Note 14: Earnings Per Share

Net income per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company’s Condensed Consolidated Balance Sheet. Diluted net income per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable in respect of restricted share awards, stock options and convertible preferred stock. Preferred stock dividends are subtracted from net earnings to determine the amount available to common stockholders.

The following table presents the computation of basic and diluted net earnings per share (in $000's):

	Three Months Ended March 31, 2023		Six Months Ended March 31, 2023
	2023	2022	2023	2022
Basic
Net income	$1,558	$15,358	$3,402	$21,904
Less: preferred stock dividends	—	—	—	—
Net income applicable to common stock	$1,558	$15,358	$3,402	$21,904

Weighted average common shares outstanding	3,143,911	3,134,540	3,101,007	3,148,059
Basic earnings per share	$0.50	$4.90	$1.10	$6.96

Diluted
Net income applicable to common stock	$1,558	$15,358	$3,402	$21,904
Add: preferred stock dividends	—	—	—	—
Net income applicable for diluted earnings per share	$1,558	$15,358	$3,402	$21,904

Weighted average common shares outstanding	3,143,911	3,134,540	3,101,007	3,148,059
Add: Options	40,832	38,102	36,379	38,825
Add: Series B Preferred Stock	—	—	—	—
Add: Series B Preferred Stock Warrants	—	—	—	—
Add: Series E Preferred Stock	239	239	239	239
Assumed weighted average common shares outstanding	3,184,982	3,172,881	3,137,625	3,187,123
Diluted earnings per share	$0.49	$4.84	$1.08	$6.87

There are 17,000 and 0 options to purchase shares of common stock that are anti-dilutive, and are not included in the three months ended March 31, 2023 and 2022 diluted earnings per share computations, respectively.

Note 15: Related Party Transactions

Transactions with Isaac Capital Group, LLC

As of March 31, 2023, Isaac Capital Group, LLC (“ICG”) beneficially owns 48.8% of the Company’s issued and outstanding capital stock. Jon Isaac, the Company's President and Chief Executive Officer, is the President and sole member of ICG, and, accordingly, has sole voting and dispositive power with respect to these shares. Mr. Isaac also personally owns 219,177 shares of common stock and holds options to purchase up to 25,000 shares of common stock at an exercise price of $10.00 per share, all of which are currently exercisable. Mr. Isaac's options to purchase 25,000 shares of common stock were originally scheduled to expire on January 15, 2023, but, as amended on January 13, 2023, the expiration date was extended to January 15, 2025.

ICG Term Loan

As of March 31, 2023, the Company was a party to a term loan with ICG in the amount of $2.0 million (the “ICG Loan”). The ICG Loan matures on May 1, 2025 and bears interest at a rate of 12.5%. Interest is payable in arrears on the last day of each month. As of March 31, 2023 and September 30, 2022, the outstanding balance on this loan was $2.0 million.

ICG Revolving Promissory Note

On April 9, 2020, the Company entered into an unsecured revolving line of credit promissory note whereby ICG agreed to provide the Company with a $1.0 million revolving credit facility (the “ICG Revolver”). The ICG Revolver bears interest at 10.0% per annum and provides for the payment of interest monthly in arrears and matures April 2023. On April 1, 2023, the Company entered into the First Amendment of the ICG Revolver that extended the maturity to April 8, 2024 and increased the interest rate to 12% per annum. As of March 31, 2023 and September 30, 2022, the outstanding balance on this note was $1.0 million and $0, respectively.

ICG Flooring Liquidators Note

On January 18, 2023, in connection with the acquisition of Flooring Liquidators, the Company was a party to a term loan with ICG in the amount of $5.0 million (“ICG Flooring Liquidators Loan”). The ICG Flooring Liquidators Loan matures on January 18, 2028, and bears interest at 12%. Interest is payable in arrears on the last day of each calendar month. The note is fully guaranteed by the Company. As of March 31, 2023, the outstanding balance on this loan was $5.0 million.

Transactions with JanOne Inc.

Lease Agreement

Customer Connexx LLC, a wholly-owned subsidiary of JanOne Inc. (“JanOne”), rents approximately 9,900 square feet of office space from the Company at its Las Vegas office, which totals 16,500 square feet. JanOne paid the Company $112,000 and $75,000 in rent and other reimbursed expenses for three months ended March 31, 2023 and 2022 and $256,000 and $144,000 in rent and other reimbursed expenses for the six months ended March 31, 2023 and 2022, respectively. Tony Isaac is the Chief Executive Officer, President, Secretary, and a member of the Board of Directors of JanOne.

Purchase Agreement with ARCA Recycling.

On April 5, 2022, the Company entered into a Purchasing Agreement with ARCA Recycling, Inc. (“ARCA”), then a wholly-owned subsidiary of JanOne. Pursuant to the agreement, the Company agrees to purchase inventory from time to time for ARCA as set forth in submitted purchase orders. The inventory is owned by the Company until ARCA installs it in customer's homes, and payment by ARCA to the Company is due upon ARCA's receipt of payment from the customer. All purchases made by the Company shall be paid back by ARCA in full plus an additional five percent surcharge or broker-type fee. The term of the Agreement is one year, and automatically renews if not terminated by either party. Due to significant doubt that the full balance due from ARCA will be paid, on March 31, 2023 the Company recorded an allowance of approximately $267,000 against the amount due. Consequently, as of March 31, 2023, the amount due from ARCA was approximately $267,000, net of the allowance recorded, and the inventory balance was approximately $99,000.

Transactions with Vintage Stock CEO

Spriggs Promissory Note I

On July 10, 2020, the Company executed a promissory note (the “Spriggs Promissory Note I”) in favor of Spriggs Investments, LLC (“Spriggs Investments”), a limited liability company whose sole member is Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, Inc., a wholly-owned subsidiary of the Company, that memorializes a loan by Spriggs Investments to the Company in the initial principal amount of $2.0 million (the “Spriggs Loan I”). The Spriggs Loan I originally matured on July 10, 2022; however, the maturity date was extended to July 10, 2023, pursuant to unanimous consent of the Board of Directors. The Spriggs Promissory Note I bears simple interest at a rate of 10.0% per annum. On January 19, 2023, the Company entered into a modification agreement of the Spriggs Loan I. Consequently, the Spriggs Promissory Note I will bear interest at a rate of 12% per annum, and the maturity date was extended to July 31, 2024. As of March 31, 2023 and September 30, 2022, the amount owed was $2.0 million.

Spriggs Promissory Note II

On January 19, 2023, in connection with the acquisition of Flooring Liquidators, the Company executed a promissory note in favor of Spriggs Investments in the initial principal amount of $1.0 million (the “Spriggs Loan II”). The Spriggs Loan II matures on July 31, 2024, and bears interest at a rate of 12% per annum. As of March 31, 2023, the amount owed was $1.0 million.

Transactions with Spyglass Estate Planning, LLC.

Building Leases

On July 1, 2022, in connection with its acquisition of Better Backers, Marquis entered into two building leases with Spyglass Estate Planning, LLC, a limited liability company whose sole member is Jon Isaac, the Company’s President and Chief Executive Officer. The building leases are for 20 years with two options to renew for an additional five years each. The provisions of the lease agreements include an initial 24-month month-to-month rental period, during which the lessee may cancel with 90-day notice, followed by a 20-year lease term with two five-year renewal options. The Company has evaluated each lease and determined the rental amounts to be at market rates.

Sellers Notes

Note Payable to the Sellers of Kinetic

In connection with the purchase of Kinetic (see Note 3), on June 28, 2022, Precision Marshall entered into a seller financed loan in the amount of $3.0 million with the previous owners of Kinetic. The Sellers Subordinated Acquisition Note bears interest at 7.0% per annum, with interest payable quarterly in arrears. The Sellers Subordinated Acquisition Note has a maturity date of September 27, 2027. As of March 31, 2023, the remaining principal balance was $3.0 million.

Note Payable to the Seller of Flooring Liquidators

In connection with the purchase of Flooring Liquidators, on January 18, 2023, Flooring Affiliated Holdings, LLC (“Buyer”) entered into a seller financed mezzanine loan in the amount of $34.0 million with the previous owners of Flooring Liquidators. The Seller Subordinated Acquisition Note (“Sellers Note”) bears interest at 8.24% per annum, with interest payable monthly in arrears beginning on January 18, 2024. The Sellers Note, has a maturity date of January 18, 2028. The fair value assigned to the Sellers Note, as calculated by an independent third-party firm, was $31.7 million, or a discount of $2.3 million. The $2.3 million discount is being accreted to interest expense, using the effective interest rate method, as required by GAAP, over the term of the Sellers Note. As of March 31, 2023, the carrying value of the Sellers Note was approximately $31.8 million.

Note 16: Commitments and Contingencies

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

On August 2, 2021, the SEC filed a civil complaint (the “SEC Complaint”) in the United States District Court for the District of Nevada naming the Company and two of its executive officers as defendants (collectively, the "Company Defendants") as well as certain other third parties. The SEC Complaint alleges various financial, disclosure, and reporting violations related to income and earnings per share, purported undisclosed stock promotion and trading, and undisclosed executive compensation from 2016 through 2018. The violations are brought under Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5; Sections 13(a), 13(b)(2)(B) and 13(b)(5) of the Exchange Act and Rules 12b-20, 13a-1, 13a-14, 13a-13, 13b2-1, 13b2-2; Section 14(a) of the Exchange Act and Rule 14a-3; and Section 17(a) of the Securities Act of 1933. The SEC seeks permanent injunctions against the Company Defendants, officer-and-director bars, disgorgement of profits, and civil penalties. The foregoing is only a general summary of the SEC Complaint, which may be accessed on the SEC’s website at https://www.sec.gov/litigation/litreleases/2021/lr25155.htm.

On October 1, 2021, the Company Defendants and third-party defendants moved to dismiss the complaint. On September 7, 2022, the court denied the Company Defendants’ motion to dismiss, but granted one of the third-party defendant’s motions to dismiss, granting the SEC leave to file an amended complaint. On September 21, 2022, the SEC filed an amended complaint to which the Company Defendants filed an answer on October 11, 2022, denying liability. The court subsequently entered a discovery scheduling order and the parties exchanged initial disclosures. The parties have agreed to participate in a mediation and to continue the remainder of discovery until after the mediation, scheduled to take place in June 2023.

The Company Defendants strongly dispute and deny the allegations and intend to continue to defend themselves vigorously against the claims.

Sieggreen Class Action

On August 13, 2021, Daniel E. Sieggreen, individually and on behalf of all others similarly situated, filed a class action complaint for violation of federal securities laws in the United States District Court for the District of Nevada, naming as defendants the Company and the two executive officers named in the SEC Complaint described above. The allegations asserted are similar to those in the SEC Complaint. Among other relief, the complaint seeks damages in connection with the purchases and sales of the Company’s securities between December 28, 2016 and August 3, 2021. As of December 17, 2021, the judge granted a stipulation to stay proceedings pending the resolutions of the motions to dismiss in the SEC Complaint. On February 1, 2023, the final motion to dismiss relating to the SEC Complaint was denied, which was subsequently noticed in the Sieggreen action on February 2, 2023. Plaintiff filed his Amended Complaint on March 6, 2023. On May 5, 2023, the Company and its executives filed a Motion to Dismiss the Amended Complaint. They strongly dispute and deny the allegations at issue in this case and intend to continue to defend themselves vigorously against these claims.

Holdback Matter

On October 10, 2022, a representative for the former shareholders of Precision Marshall filed a civil complaint in the Court of Chancery of the State of Delaware. The complaint alleges that the Company violated the terms of an agreement and plan of merger dated July 14, 2020, by failing to pay the shareholders a certain indemnity holdback of $2,500,000. Plaintiff alleged that he effectuated service of the complaint on the Company, but the Company did not receive notification of the action until it received an Application for Default Judgment filed with the court on December 26, 2022. On December 28, 2022, the Court issued a letter order questioning its jurisdiction over the matter and directed plaintiff’s counsel to submit briefing as to why it believes jurisdiction is proper. Plaintiff filed its brief on January 13, 2023. On April 13, 2023, the Court dismissed the action in its entirety for lack of jurisdiction, rendering the Application for Default Judgment moot.

On January 12, 2023, and after jurisdiction over the case was questioned by the Court of Chancery, State of Delaware, plaintiff filed a substantially identical complaint in the Western District of Pennsylvania. After the Delaware action was dismissed, plaintiff requested that counsel waive service of the Pennsylvania complaint. On April 19, 2023, the Company agreed to waive service. The Company’s response to the Complaint is now due on June 19, 2023. The Company intends to defend against these claims vigorously.

Wage and Hour Matter

On July 27, 2022, Irma Sanchez, a former employee of Elite Builder Services, Inc. (“Elite Builders”), filed a class action complaint against Elite Builders in the Superior Court of California, County of Alameda. The complaint alleges that Elite Builders failed to pay all minimum and overtime wages, failed to provide lawful meal periods and rest breaks, failed to provide accurate itemized wage statements, and failed to pay all wages due upon separation as required by California law. The complaint was later amended as a matter of right on October 4, 2022. Further, Ms. Sanchez has put the Labor & Workforce Development Agency on notice to exhaust administrative remedies and enable her to bring an additional claim under the California Labor Code Private Attorneys General Act, which permits an employee to assert a claim for violations of certain California Labor Code provisions on behalf of all aggrieved employees to recover statutory penalties. A Motion for Change of Venue to Stanislaus County was filed by Elite Builders on December 7, 2022. The hearing on the motion was heard on February 8, 2023. Elite Builders’ motion to change venue was granted. Company believes that Mr. Sanchez’s claims lack merit and intends to defend this action vigorously. The Company is currently unable to estimate the range of possible losses associated with this proceeding since no discovery has commenced and the scope of class is not yet known.

Consumer Protection Act

On December 4, 2022, Sheila Thompson and Dennis Thompson filed a Complaint in the 21st Judicial Circuit Court of St. Louis County, Missouri asserting putative class claims arising under the Telephone Consumer Protection Act, 47 U.S.C. 227, and related Missouri state law claims pertaining to purportedly unsolicited text message advertisements. Vintage Stock, Inc. (“Vintage”) was served on December 13, 2022. On January 11, 2023, Vintage timely removed the case from the state court into federal court. On February 8, 2023, Vintage filed a Motion to Dismiss and Motion to Strike Class Allegations. On March 1, 2023, plaintiffs filed their First Amended Complaint that mooted the pending motion. On March 15, 2023, Vintage moved to dismiss and/or strike the First Amended Complaint.

The motion is fully briefed and stands submitted to the Court for decision. Vintage disputes the allegations and intends to defend itself vigorously against the claims in the First Amended Complaint. As the case is still in the pleading stage, it is premature to estimate potential liability.

Salomon Whitney Settlement

Effective March 31, 2023, the Company entered into a settlement agreement with the Principal ownership of Salomon Whitney, LLC to pay the Company $1.0 million within 10 days of the effective date, and agreed to pay an additional $1.0 million within 45 days of the effective date if certain conditions of the settlement agreement are not met. The Company recorded a receivable for the initial payment of $1.0 million on March 31, 2023, which it has recorded as other income in its condensed consolidated statements of income, and payment was received on April 17, 2023.

Generally

The Company is involved in various claims and lawsuits arising in the normal course of business. The ultimate results of claims and litigation cannot be predicted with certainty. The Company currently believes that the ultimate outcome of such lawsuits and proceedings will not, individually, or in the aggregate, have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows. As applicable, liabilities pertaining to these matters, that are probable and estimable, have been accrued.

Note 17: Segment Reporting

The Company operates in four operating segments which are characterized as: (1) Retail-Entertainment, (2) Retail-Flooring, (3) Flooring Manufacturing, (4) Steel Manufacturing, and (5) Corporate and Other. The Retail-Entertainment segment consists of Vintage Stock; the Retail-Flooring segment consists of Flooring Liquidators,; the Flooring Manufacturing Segment consists of Marquis; and the Steel Manufacturing Segment consists of Precision Marshall and Kinetic.

The following tables summarize segment information (in $000's):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Revenues
Retail-Entertainment	$19,188	$20,741	$42,461	$46,952
Retail-Flooring	20,769	—	20,769	—
Flooring Manufacturing	30,340	32,772	56,772	65,644
Steel Manufacturing	19,916	14,027	37,897	26,393
Corporate & Other	909	2,166	2,209	5,875
Total revenues	$91,122	$69,706	$160,108	$144,864

Gross profit
Retail-Entertainment	$10,654	$11,110	$22,864	$24,500
Retail-Flooring	7,742	—	7,742	—
Flooring Manufacturing	7,328	8,580	11,989	17,609
Steel Manufacturing	5,647	4,252	10,040	7,867
Corporate & Other	237	1,011	917	2,593
Total gross profit	$31,608	$24,953	$53,552	$52,569

Operating income (loss)
Retail-Entertainment	$2,327	$3,132	$5,991	$7,942
Retail-Flooring	(216)	—	(216)	—
Flooring Manufacturing	2,406	3,875	3,158	8,483
Steel Manufacturing	2,814	2,719	4,270	4,373
Corporate & Other	(2,379)	(1,277)	(3,684)	(1,942)
Total operating income	$4,952	$8,449	$9,519	$18,856

Depreciation and amortization
Retail-Entertainment	$321	$296	$633	$636
Retail-Flooring	995	—	995	—
Flooring Manufacturing	1,082	780	2,193	1,559
Steel Manufacturing	1,114	281	2,207	515
Corporate & Other	133	139	269	335
Total depreciation and amortization	$3,645	$1,496	$6,297	$3,045

Interest expense
Retail-Entertainment	$152	$84	$306	$236
Retail-Flooring	1,021	—	1,021	—
Flooring Manufacturing	1,067	462	2,054	893
Steel Manufacturing	841	182	1,628	479
Corporate & Other	154	130	273	267
Total interest expenses	$3,235	$858	$5,282	$1,875

Net income before provision for income taxes
Retail-Entertainment	$2,178	$14,593	$5,716	$19,293
Retail-Flooring	(1,390)	—	(1,390)	—
Flooring Manufacturing	1,214	3,337	901	7,382
Steel Manufacturing	1,715	2,002	1,983	3,315
Corporate & Other	(1,609)	(1,051)	(2,643)	(1,603)
Total net income before provision for income taxes	$2,108	$18,881	$4,567	$28,387

Note 18: Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to disclosures in its condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and six months ended March 31, 2023, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (the “2022 Form 10-K”).

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

Retail-Entertainment Segment

Our Retail-Entertainment Segment is composed of Vintage Stock, Inc. (“Vintage Stock”).

Vintage Stock Holdings LLC, Vintage Stock, V-Stock, Movie Trading Company and EntertainMart (collectively, “Vintage Stock”) is an award-winning specialty entertainment retailer that offers a large selection of entertainment products, including new and pre-owned movies, video games and music products, as well as ancillary products, such as books, comics, toys and collectibles, in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells and trades new and pre-owned movies, music, video games, electronics and collectibles through 70 retail locations strategically positioned across Arkansas, Colorado, Idaho, Illinois, Kansas, Missouri, Nebraska, New Mexico, Oklahoma, Texas, and Utah.

Retail-Flooring Segment

Our Retail-Flooring Segment is composed of Flooring Liquidators, Inc. (“Flooring Liquidators”).

Flooring Liquidators is a leading retailer and installer of flooring, carpeting, and countertops to consumers, builders, and contractors in California and Nevada. Founded by Steve Kellogg in 1997, Modesto, California-based Flooring Liquidators provides floor, cabinets, countertops, and installation services in California and Nevada, operating 20 warehouse-format stores and a design center. Over the years, the company established a strong reputation for innovation, efficiency and service in the home renovation and improvement market. Flooring Liquidators serves retail and builder customers through three businesses: retail customers through its Flooring Liquidators retail stores, builder and contractor customers through Elite Builder Services, Inc., and residential and business customers through 7 Day Stone, Inc.

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

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant and material impact on amounts reported in these financial statements. Estimates and assumptions are based on management's experience and other information available prior to the issuance of our financial statements. Our actual realized results may differ materially from management’s initial estimates as reported. Our critical and significant accounting policies include Trade and Other Receivables, Inventories, Goodwill, Revenue Recognition, Fair Value Measurements, Income Taxes, Segment Reporting and Concentrations of Credit Risk. For a summary of our significant accounting policies and the means by which we develop estimates thereon, see Part II, Item 8 – Financial Statements - Notes to unaudited condensed consolidated financial statements Note 2 – summary of significant accounting policies in our 10-K report as filed on December 16, 2022.

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

Results of Operations Three Months Ended March 31, 2023 and 2022

The following table sets forth certain statement of income items and as a percentage of revenue, for the three months ended March 31, 2023 and 2022 (in $000’s):

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
		% of Total Revenue		% of Total Revenue
Selected Data
Revenues	$91,122		$69,706
Cost of revenues	59,514	65.3%	44,753	64.2%
General and administrative expenses	22,617	24.8%	13,154	18.9%
Sales and marketing expenses	4,039	4.4%	3,350	4.8%
Interest expense, net	3,235	3.6%	858	1.2%
Income before provision for income taxes	2,108	2.3%	18,881	27.1%
Provision for income taxes	550	0.6%	3,523	5.1%
Net income	$1,558	1.7%	$15,358	22.0%

Adjusted EBITDA (a)
Retail-Entertainment	$2,652		$3,610
Retail-Flooring	1,111		—
Flooring Manufacturing	3,363		4,579
Steel Manufacturing	3,670		2,828
Corporate & Other	(1,609)		(762)
Total Adjusted EBITDA	$9,187		$10,255

Adjusted EBITDA as a percentage of revenue
Retail-Entertainment	13.8%		17.4%
Retail-Flooring	5.4%		N/A
Flooring Manufacturing	11.1%		14.0%
Steel Manufacturing	18.4%		20.2%
Corporate & Other	N/A		N/A
Consolidated adjusted EBITDA as a percentage of revenue	10.1%		14.7%

(a) See reconciliation of net income to Adjusted EBITDA below.

The following table sets forth revenues by segment (in $000's):

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Revenue
Retail-Entertainment	$19,188	21.1%	$20,741	29.8%
Retail-Flooring	20,769	22.8%	—	0.0%
Flooring Manufacturing	30,340	33.3%	32,772	47.0%
Steel Manufacturing	19,916	21.9%	14,027	20.1%
Corporate & Other	909	1.0%	2,166	3.1%
Total Revenue	$91,122	100.0%	$69,706	100.0%

The following table sets forth gross profit earned by segment and gross profit as a percentage of total revenue for each segment (in $000's):

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
	Gross Profit	Gross Profit % of Total Revenue	Gross Profit	Gross Profit % of Total Revenue
Gross Profit
Retail-Entertainment	$10,654	11.7%	$11,110	15.9%
Retail-Flooring	7,742	8.5%	—	0.0%
Flooring Manufacturing	7,328	8.0%	8,580	12.3%
Steel Manufacturing	5,647	6.2%	4,252	6.1%
Corporate & Other	237	0.3%	1,011	1.5%
Total Gross Profit	$31,608	34.7%	$24,953	35.8%

Revenue

Revenue increased approximately $21.4 million, or 30.7%, to approximately $91.2 million for the three months ended March 31, 2023, as compared to the corresponding prior year period. The increase is primarily attributable to increased revenue in the Retail-Flooring and Steel Manufacturing segments due to the acquisitions of Flooring Liquidators and Kinetic, offset by decreased revenues of approximately $3.7 million in the other businesses. The decreases in revenue are primarily due to reduced demand and inflationary pressures, as well as product mix at Vintage Stock in the Retail-Entertainment segment.

Cost of Revenue

Cost of revenue as a percentage of revenue was 65.3% for three months ended March 31, 2023 as compared to 64.2% for the three months ended March 31, 2022. The increase is primarily attributable to inflationary cost increases.

General and Administrative Expense

General and Administrative expenses increased by 71.9% to approximately $22.6 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase is primarily due to increased General and Administrative expenses of approximately $9.4 million in the Retail and Steel Manufacturing segments due to the acquisitions of Flooring Liquidators and Kinetic.

Selling and Marketing Expense

Selling and marketing expense increased by 20.6% to approximately $4.0 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to convention and trade show activity in our Flooring Manufacturing segment.

Interest Expense, net

Interest expense, net, increased by approximately $2.4 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to increased debt balances related to the acquisitions of Flooring Liquidators and Kinetic, and to fund operations, and increased interest rates during the period.

Results of Operations Six Months Ended March 31, 2023 and 2022

The following table sets forth certain statement of income items and as a percentage of revenue, for the six months ended March 31, 2023 and 2022 (in $000's):

	For the Six Months Ended March 31, 2023		For the Six Months Ended March 31, 2022
		% of Total Revenue		% of Total Revenue
Statement of Income Data:
Revenues	$160,108		$144,864
Cost of revenues	106,556	66.6%	92,295	63.7%
General and administrative expenses	37,217	23.2%	27,311	18.9%
Sales and marketing expenses	6,816	4.3%	6,402	4.4%
Interest expense, net	5,282	3.3%	1,875	1.3%
Income before provision for income taxes	4,567	2.9%	28,387	19.6%
Provision for income taxes	1,165	0.7%	6,483	4.5%
Net income	$3,402	2.1%	$21,904	15.1%

Adjusted EBITDA (a)
Retail-Entertainment	$6,656		$8,813
Retail-Flooring	1,111		—
Flooring Manufacturing	5,147		9,834
Steel Manufacturing	6,195		4,672
Corporate & Other	(2,382)		(964)
Total Adjusted EBITDA	$16,727		$22,355

Adjusted EBITDA as a percentage of revenue
Retail-Entertainment	15.7%		18.8%
Retail-Flooring	5.4%		N/A
Flooring Manufacturing	9.1%		15.0%
Steel Manufacturing	16.3%		17.7%
Corporate & Other	N/A		N/A
Consolidated adjusted EBITDA as a percentage of revenue	10.4%		15.4%

(a) See reconciliation of net income to Adjusted EBITDA below.

The following table sets forth revenues by segment (in $000's):

	For the Six Months Ended March 31, 2023		For the Six Months Ended March 31, 2022
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Revenue
Retail-Entertainment	$42,461	26.5%	$46,952	32.4%
Retail-Flooring	20,769	13.0%	—	0.0%
Flooring Manufacturing	56,772	35.5%	65,644	45.3%
Steel Manufacturing	37,897	23.7%	26,393	18.2%
Corporate & other	2,209	1.4%	5,875	4.1%
Total Revenue	$160,108	100.0%	$144,864	100.0%

The following table sets forth gross profit earned by segment and gross profit as a percentage of total revenue for each segment (in $000's):

	For the Six Months Ended March 31, 2023		For the Six Months Ended March 31, 2022
	Gross Profit	Gross Profit % of Total Revenue	Gross Profit	Gross Profit % of Total Revenue
Gross Profit
Retail-Entertainment	$22,864	14.3%	$24,500	16.9%
Retail-Flooring	7,742	4.8%	—	0.0%
Flooring Manufacturing	11,989	7.5%	17,609	12.2%
Steel Manufacturing	10,040	6.3%	7,867	5.4%
Corporate & other	917	0.6%	2,593	1.8%
Total Gross Profit	$53,552	33.4%	$52,569	36.3%

Revenue

Revenue increased approximately $15.2 million, or 10.5%, to $160.1 million for the six months ended March 31, 2023, as compared to the corresponding prior year period. The increase is primarily attributable to increased revenue in the Retail-Flooring and Steel Manufacturing segments due to Flooring Liquidators and Kinetic acquisitions, offset by decreased revenues in the other businesses. The decreases in revenue are primarily due to reduced demand and inflationary pressures, as well as product mix at Vintage Stock in the Retail-Entertainment segment.

Cost of Revenue

Cost of revenue as a percentage of revenue was 66.6% for the six months ended March 31, 2023 as compared to 63.7% for the six months ended March 31, 2022. The increase is primarily attributable to inflationary cost increases.

General and Administrative Expense

General and Administrative expenses increased by 36.3% to approximately $37.2 million for the six months ended March 31, 2023, as compared to the six months ended March 31, 2022. The increase is primarily due to increased General and Administrative expenses of approximately $10.3 million in the Retail-Flooring and Steel Manufacturing segments due to the acquisitions of Flooring Liquidators and Kinetic.

Selling and Marketing Expense

Selling and marketing expense increased by 6.5% to approximately $6.8 million for the six months ended March 31, 2023, as compared to the six months ended March 31, 2022, primarily due to convention and trade show activity in our Flooring Manufacturing segment.

Interest Expense, net

Interest expense, net, increased by approximately $3.4 million for the six months ended March 31, 2023, as compared to the six months ended March 31, 2022. primarily due to increased debt balances related to the acquisitions of Flooring Liquidators and Kinetic, and to fund operations, and also increased interest rates during the period.

Results of Operations by Segment

	For the Three Months Ended March 31, 2023						For the Three Months Ended March 31, 2022
	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total
Revenue	$19,188	$20,769	$30,340	$19,916	$909	$91,122	$20,741	$—	$32,772	$14,027	$2,166	$69,706
Cost of Revenue	8,534	13,027	23,012	14,269	672	59,514	9,631	—	24,192	9,775	1,155	44,753
Gross Profit	10,654	7,742	7,328	5,647	237	31,608	11,110	—	8,580	4,252	1,011	24,953
General and Administrative Expense	8,164	7,873	1,438	2,676	2,466	22,617	7,888	—	1,586	1,395	2,285	13,154
Selling and Marketing Expense	163	85	3,484	157	150	4,039	90	—	3,119	138	3	3,350
Operating Income (Loss)	$2,327	$(216)	$2,406	$2,814	$(2,379)	$4,952	$3,132	$—	$3,875	$2,719	$(1,277)	$8,449

Retail-Entertainment Segment

Revenue for the three months ended March 31, 2023 decreased by approximately $1.6 million, or 7.5%, as compared to the prior year, primarily due to inflationary pressures, and overall product mix. Cost of revenue as a percentage of revenue was 44.5% for the three months ended March 31, 2023, as opposed to 46.4% for the three months ended March 31, 2022. Operating income for the three months ended March 31, 2023 was approximately $2.3 million, as compared to operating income of approximately $3.1 million for the prior year period.

Retail-Flooring Segment

Our Retail-Flooring segment consists of Flooring Liquidators, which we acquired in January 2023. Revenue for the three months ended March 31, 2023 was $20.8 million, and cost of revenue as a percentage of revenue was 62.7%. Operating loss for the three months ended March 31, 2023 was $216,000.

Flooring Manufacturing Segment

Revenue for the three months ended March 31, 2023 decreased by approximately $2.4 million, or 7.4%, as compared to the prior year period, primarily due to reduced customer demand as a result of inflationary factors. Cost of revenue as a percentage of revenue was 75.8% for the three months ended March 31, 2023, as opposed to 73.8% for the three months ended March 31, 2022. Operating income for the three months ended March 31, 2023 was approximately $2.4 million, as compared to operating income of approximately $3.9 million for the prior year period.

Steel Manufacturing Segment

Revenue for the three months ended March 31, 2023 increased by approximately $5.9 million, or 42.0%, as compared to the prior year period, primarily due to the acquisition of Kinetic. Revenue for Kinetic was $6.4 million, while Precision revenues decreased by approximately $0.5 million. Cost of revenue as a percentage of revenue was 71.6% for the three months ended March 31, 2023, as opposed to 69.7% for the three months ended March 31, 2022. Operating income for the three months ended March 31, 2023 was approximately $2.8 million, as compared to operating income of approximately $2.7 in the prior period.

Corporate and Other Segment

Revenues for the three months ended March 31, 2023 decreased by $1.3 million, or 58.0% primarily due to decreased revenue for SW Financial. The decrease was primarily due to a decrease in stock market trading activity due to decreased trade activity as a result of market uncertainty. Cost of revenue as a percentage of revenue was 73.9% for the three months ended March 31, 2023, as opposed to 53.3% for the three months ended March 31, 2022. Operating loss for the three months ended March 31, 2023 was approximately $2.4 million, as compared to a loss of approximately $1.3 million in the prior period. Revenues and operating income for our directory services business continue to decline due to decreasing renewals. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

	For the Six Months Ended March 31, 2023						For the Six Months Ended March 31, 2022
	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total
Revenue	$42,461	$20,769	$56,772	$37,897	$2,209	$160,108	$46,952	$—	$65,644	$26,393	$5,875	$144,864
Cost of Revenue	19,597	13,027	44,783	27,857	1,292	106,556	22,452	—	48,035	18,526	3,282	92,295
Gross Profit	22,864	7,742	11,989	10,040	917	53,552	24,500	—	17,609	7,867	2,593	52,569
General and Administrative Expense	16,549	7,873	2,928	5,468	4,399	37,217	16,342	—	3,225	3,216	4,528	27,311
Selling and Marketing Expense	324	85	5,903	302	202	6,816	216	—	5,901	278	7	6,402
Operating Income (Loss)	$5,991	$(216)	$3,158	$4,270	$(3,684)	$9,519	$7,942	$—	$8,483	$4,373	$(1,942)	$18,856

Retail-Entertainment Segment

Revenue for the six months ended March 31, 2023 decreased by approximately $4.5 million, or 9.6%, as compared to the prior year, primarily due to inflationary pressures, and overall product mix. Cost of revenue as a percentage of revenue was 46.2% for the six months ended March 31, 2023, as opposed to 47.8% for the six months ended March 31, 2022. Operating income for the six months ended March 31, 2023 was approximately $6.0 million, as compared to operating income of approximately $7.9 million for the prior year period.

Retail-Flooring Segment

Our Retail-Flooring segment consists of Flooring Liquidators, which we acquired in January 2023. Revenue for the six months ended March 31, 2023 was $20.8 million, and cost of revenue as a percentage of revenue was 62.7%. Operating loss for the six months ended March 31, 2023 was $216,000.

Flooring Manufacturing Segment

Revenue for the six months ended March 31, 2023 decreased by approximately $8.9 million, or 13.5%, as compared to the prior year period, primarily due to reduced customer demand as a result of inflationary factors. Cost of revenue as a percentage of revenue was 78.9% for the six months ended March 31, 2023, as opposed to 73.2% for the six months ended March 31, 2022. Operating income for the six months ended March 31, 2023 was approximately $3.2 million, as compared to operating income of approximately $8.5 million for the prior year period.

Steel Manufacturing Segment

Revenue for the six months ended March 31, 2023 increased by $11.5 million, or 43.6%, as compared to the prior year period, primarily due to the acquisition of Kinetic. Revenue for Kinetic was $12.2 million, while Precision revenues decreased by approximately $0.6 million. Cost of revenue as a percentage of revenue was 73.5% for the six months ended March 31, 2023, as opposed to 70.2% for the six months ended March 31, 2022. Operating income for the six months ended March 31, 2023 was approximately $4.3 million, as compared to operating income of approximately $4.4 in the prior period.

Corporate and Other Segment

Revenues for the six months ended March 31, 2023 decreased by $3.7 million primarily due to decreased revenue for SW Financial. The decrease was primarily due to a decrease in stock market trading activity due to decreased trade activity as a result of market uncertainty. Cost of revenue as a percentage of revenue was 58.5% for the six months ended March 31, 2023, as opposed to 55.9% for the six months ended March 31, 2022. Operating loss for the six months ended March 31, 2023 was approximately $3.7 million, as compared to a loss of approximately $1.9 million in the prior period. Revenues and operating income for our directory services business continue to decline due to decreasing renewals. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

Adjusted EBITDA Reconciliation

The following tables present a reconciliation of Adjusted EBITDA from net income for the three and six months ended March 31, 2023 (in 000's):

	For the Three Months Ended		For the Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Net income	$1,558	$15,358	$3,402	$21,904
Depreciation and amortization	3,647	1,496	6,298	3,045
Stock-based compensation	109	19	109	37
Interest expense, net	3,235	858	5,282	1,875
Income tax expense	550	3,523	1,165	6,483
Gain on bankruptcy settlement	—	(11,362)	—	(11,352)
Loss on extinguishment of debt	—	363	—	363
SW Financial settlement gain	(1,000)	—	(1,000)	—
Non-recurring costs for acquisitions	1,088	—	1,471	—
Adjusted EBITDA	$9,187	$10,255	$16,727	$22,355

Adjusted EBITDA decreased by approximately $1.1 million, or 10.4%, for the three months ended March 31, 2023, as compared to the prior year period. The decrease is primarily due to decreases in gross profit and operating income, as discussed above.

Adjusted EBITDA decreased by approximately $5.6 million, or 25.2%, for the six months ended March 31, 2023, as compared to the prior year period. The decrease is primarily due to decreases in gross profit and operating income.

Liquidity and Capital Resources

As of March 31, 2023, we had total cash on hand of approximately $4.2 million and approximately $21.7 million of available borrowing under our revolving credit facilities. As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature, and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and, overall market conditions.

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

Working Capital

We had working capital of approximately $80.7 million as of March 31, 2023, as compared to working capital of approximately $78.4 million as of September 30, 2022; an increase of approximately $2.3 million. The increase is primarily due to increases in inventories, trade receivables, and prepaid expenses of approximately $23.6 million, partially offset by increases in the current portion of long-term debt, accrued liabilities, accounts payable, and the current portion operating lease obligations of approximately $18.7 million.

Cash Flows from Operating Activities

The Company’s cash, as of March 31, 2023, was approximately $4.2 million compared to approximately $4.6 million as of September 30, 2022, a decrease of approximately $432,000. Net cash provided by operations was approximately $14.2 million for the six months ended March 31, 2023, as compared to net cash provided by operations of approximately $5.3 million for the six months ended March 31, 2022. The increase was primarily due to reduced purchases of inventory, reduced expenditures for prepaid expenses, and increased accounts receivable, partially offset by payments on accounts payable.

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

Cash Flows from Investing Activities

Our cash flows used in investing activities of approximately $36.8 million for the six months ended March 31, 2023 consisted of the acquisition of Flooring Liquidators and purchases of property and equipment. Our cash flows used in investing activities of approximately $7.5 million for the six months ended March 31, 2022 consisted of purchases of property and equipment.

Cash Flows from Financing Activities

Our cash flows provided by financing activities of approximately $22.2 million during the six months ended March 31, 2023 consisted of proceeds from net proceeds under revolver loans of approximately $12.3 million, proceeds from notes payable of approximately $8.4 million, proceeds from related party notes payable of approximately $7.0 million, partially offset by payments of notes payable, financing leases, seller financing arrangements, and debt acquisition costs of approximately $4.9 million, and purchases of treasury stock in the amount of approximately $639,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2023, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

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

Our management assessed the design and effectiveness of our internal control over financial reporting as of March 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, as of March 31, 2023, our management concluded that our internal controls over financial reporting were operating effectively.

There were no changes in our internal control over financial reporting that occurred during the three or six months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 2, 2021, the SEC filed a civil complaint (the “SEC Complaint”) in the United States District Court for the District of Nevada naming the Company and two of its executive officers as defendants (collectively, the "Company Defendants") as well as certain other third parties. The SEC Complaint alleges various financial, disclosure, and reporting violations related to income and earnings per share, purported undisclosed stock promotion and trading, and undisclosed executive compensation from 2016 through 2018. The violations are brought under Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5; Sections 13(a), 13(b)(2)(B) and 13(b)(5) of the Exchange Act and Rules 12b-20, 13a-1, 13a-14, 13a-13, 13b2-1, 13b2-2; Section 14(a) of the Exchange Act and Rule 14a-3; and Section 17(a) of the Securities Act of 1933. The SEC seeks permanent injunctions against the Company Defendants, officer-and-director bars, disgorgement of profits, and civil penalties. The foregoing is only a general summary of the SEC Complaint, which may be accessed on the SEC’s website at https://www.sec.gov/litigation/litreleases/2021/lr25155.htm.

On October 1, 2021, the Company Defendants and third-party defendants moved to dismiss the complaint. On September 7, 2022, the court denied the Company Defendants’ motion to dismiss, but granted one of the third-party defendant’s motions to dismiss, granting the SEC leave to file an amended complaint. On September 21, 2022, the SEC filed an amended complaint to which the Company Defendants filed an answer on October 11, 2022, denying liability. The court subsequently entered a discovery scheduling order and the parties exchanged initial disclosures. The parties have agreed to participate in a mediation and to continue the remainder of discovery until after the mediation, scheduled to take place in June 2023.

The Company Defendants strongly dispute and deny the allegations and intend to continue to defend themselves vigorously against the claims.

Sieggreen Class Action

On August 13, 2021, Daniel E. Sieggreen, individually and on behalf of all others similarly situated, filed a class action complaint for violation of federal securities laws in the United States District Court for the District of Nevada, naming as defendants the Company and the two executive officers named in the SEC Complaint described above. The allegations asserted are similar to those in the SEC Complaint. Among other relief, the complaint seeks damages in connection with the purchases and sales of the Company’s securities between December 28, 2016 and August 3, 2021. As of December 17, 2021, the judge granted a stipulation to stay proceedings pending the resolutions of the motions to dismiss in the SEC Complaint. On February 1, 2023, the final motion to dismiss relating to the SEC Complaint was denied, which was subsequently noticed in the Sieggreen action on February 2, 2023. Plaintiff filed his Amended Complaint on March 6, 2023. On May 5, 2023, the Company and its executives filed a Motion to Dismiss the Amended Complaint. They strongly dispute and deny the allegations at issue in this case and intend to continue to defend themselves vigorously against these claims.

Holdback Matter

On October 10, 2022, a representative for the former shareholders of Precision Industries, Inc. filed a civil complaint in the Court of Chancery of the State of Delaware. The complaint alleges that the Company violated the terms of an agreement and plan of merger dated July 14, 2020, by failing to pay the shareholders a certain indemnity holdback of $2,500,000. Plaintiff alleged that he effectuated service of the complaint on the Company, but the Company did not receive notification of the action until it received an Application for Default Judgment filed with the court on December 26, 2022. On December 28, 2022, the Court issued a letter order questioning its jurisdiction over the matter and directed plaintiff’s counsel to submit briefing as to why it believes jurisdiction is proper. Plaintiff filed its brief on January 13, 2023. On April 13, 2023, the Court dismissed the action in its entirety for lack of jurisdiction, rendering the Application for Default Judgment moot.

On January 12, 2023, and after jurisdiction over the case was questioned by the Court of Chancery, State of Delaware, plaintiff filed a substantially identical complaint in the Western District of Pennsylvania. After the Delaware action was dismissed, plaintiff requested that counsel waive service of the Pennsylvania complaint. On April 19, 2023, the Company agreed to waive service. The Company’s response to the Complaint is now due on June 19, 2023. The Company intends to defend against these claims vigorously.

Wage and Hour Matter

On July 27, 2022, Irma Sanchez, a former employee of Elite Builder Services, Inc. (“Elite Builders”), filed a class action complaint against Elite Builders in the Superior Court of California, County of Alameda. The complaint alleges that Elite Builders failed to pay all minimum and overtime wages, failed to provide lawful meal periods and rest breaks, failed to provide accurate itemized wage statements, and failed to pay all wages due upon separation as required by California law. The complaint was later amended as a matter of right on October 4, 2022. Further, Ms. Sanchez has put the Labor & Workforce Development Agency on notice to exhaust administrative remedies and enable her to bring an additional claim under the California Labor Code Private Attorneys General Act, which permits an employee to assert a claim for violations of certain California Labor Code provisions on behalf of all aggrieved employees to recover statutory penalties. A Motion for Change of Venue to Stanislaus County was filed by Elite Builders on December 7, 2022. The hearing on the motion was heard on February 8, 2023. Elite Builders’ motion to change venue was granted. Company believes that Mr. Sanchez’s claims lack merit and intends to defend this action vigorously. The Company is currently unable to estimate the range of possible losses associated with this proceeding since no discovery has commenced and the scope of class is not yet known.

Consumer Protection Act

On December 4, 2022, Sheila Thompson and Dennis Thompson filed a Complaint in the 21st Judicial Circuit Court of St. Louis County, Missouri asserting putative class claims arising under the Telephone Consumer Protection Act, 47 U.S.C. 227, and related Missouri state law claims pertaining to purportedly unsolicited text message advertisements. Vintage Stock, Inc. (“Vintage”) was served on December 13, 2022. On January 11, 2023, Vintage timely removed the case from the state court into federal court. On February 8, 2023, Vintage filed a Motion to Dismiss and Motion to Strike Class Allegations. On March 1, 2023, plaintiffs filed their First Amended Complaint, that mooted the pending motion. On March 15, 2023, Vintage moved to dismiss and/or strike the First Amended Complaint. The motion is fully briefed and stands submitted to the Court for decision. Vintage disputes the allegations and intends to defend itself vigorously against the claims in the First Amended Complaint. As the case is still in the pleading stage, it is premature to estimate potential liability.

Salomon Whitney Settlement

Effective March 31, 2023, the Company entered into a settlement agreement with the Principal ownership of Salomon Whitney to pay the Company $1.0 million within 10 days of the effective date, and agreed to pay an additional $1.0 million within 45 days of the effective date if certain conditions of the settlement agreement are not met. The Company recorded a receivable for the initial payment of $1.0 million on March 31, 2023, which it has recorded as other income in its condensed consolidated statements of income, and payment was received during the first week of April 2023..

ITEM 1A. Risk Factors

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of funds

On February 20, 2018, the Company announced a $10 million common stock repurchase program. During the six months ended March 31, 2023, the Company repurchased 25,384 shares of common stock under this program at a cost of approximately $639,000. As of March 31, 2023, the Company has approximately $3.4 million available for repurchases under this program.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Quarterly Report.

10.104		Employment Agreement between Live Ventures Incorporated and Wayne Ipsen, effective October 24, 2022.	8-K	001-33937	10.104	10/28/22
10.105		Securities Purchase Agreement by and among Flooring Affiliated Holdings, LLC, Stephen J. Kellogg, the other equity holders of the Acquired Companies listed on Exhibit A thereto and, solely for the purposes of Section 3.4 thereof, Live Ventures Incorporated, dated January 18, 2023.	8-K	001-33937	10.105	01/24/23
10.106		Employment Agreement by and between Flooring Liquidators, Inc. and Stephen J. Kellogg, dated January 18, 2023.	8-K	001-33937	10.106	01/24/23
10.107		Employment Agreement by and between Elite Builder Services, Inc. and Benjamin Rowe, dated January 18, 2023.	8-K	001-33937	10.107	01/24/23
10.108		Restricted Stock Unit Agreement between Live Ventures Incorporated and Benjamin Rowe, dated January 18, 2023.	8-K	001-33937	10.108	01/24/23
10.109		Subordinated Promissory Note dated January 18, 2023 issued by Flooring Affiliated Holdings, LLC in favor of (i) the Stephen J. Kellogg Revocable Trust Dated April 17, 2015, (ii) the Kaitlyn Kellogg 2022 Irrevocable Trust, (iii) the Augustus Kellogg 2022 Irrevocable Trust, and (iv) the Kellogg 2022 Family Irrevocable Nevada Trust.	8-K	001-33937	10.109	01/24/23
10.110		Subordinated Promissory Note dated January 18, 2023 issued by Flooring Affiliated Holdings, LLC in favor of Isaac Capital Group, LLC.	8-K	001-33937	10.110	01/24/23
10.111		Subordinated Promissory Note dated January 18, 2023 issued by Live Ventures Incorporated in favor of Spriggs Investments LLC.	8-K	001-33937	10.111	01/24/23
10.112		Loan and Security Agreement by and among Flooring Affiliated Holdings, LLC, Flooring Liquidators, Inc., Elite Builder Services, Inc., 7 Day Stone, Inc., K2L Leasing, LLC, SJ & K Equipment, Inc. and Eclipse Business Capital LLC, dated January 18, 2023.	8-K	001-33937	10.112	01/24/23
10.113	*	Second Amendment to ICG Promissory Note dated April 9, 2020, and as Amended June 23, 2022, dated April 1, 2023
10.114	*	First Amendment to ICG Unsecured Revolving Line of Credit dated April 9, 2020, dated April 1, 2023
31.1	*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Ventures Incorporated

Dated: May 11, 2023	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2023	/s/ David Verret
Chief Financial Officer
(Principal Financial Officer)