Form 10-Q
period 2023-06-30
LIVE VENTURES Inc
filed 2023-08-10
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
_________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, par value $0.001 per share, outstanding as of August 7, 2023 was 3,164,330.

INDEX TO FORM 10-Q FILING
FOR THE NINE MONTHS ENDED June 30, 2023

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE VENTURES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share amounts)

	June 30, 2023	September 30, 2022
	(Unaudited)
Assets
Cash	$3,547	$4,600
Trade receivables, net of allowance for doubtful accounts of $194,000 at June 30, 2023 and $132,000 at September 30, 2022	27,358	25,665
Inventories, net of reserves of $3.5 million at June 30, 2023 and $2.4 million at September 30, 2022	114,075	97,659
Income taxes receivable	4,087	4,403
Prepaid expenses and other current assets	3,249	2,477
Total current assets	152,316	134,804
Property and equipment, net of accumulated depreciation of $34.3 million at June 30, 2023, and $26.7 million at September 30, 2022	65,431	64,590
Right of use asset - operating leases	45,321	33,659
Deposits and other assets	1,593	647
Intangible assets, net of accumulated amortization of $3.4 million at June 30, 2023 and $2.1 million at September 30, 2022	24,117	3,844
Goodwill	71,389	41,093
Total assets	$360,167	$278,637
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$14,808	$10,899
Accrued liabilities	22,748	16,486
Current portion of lease obligations - operating leases	10,582	7,851
Current portion of lease obligations - finance leases	355	217
Current portion of long-term debt	23,689	18,935
Current portion of notes payable related parties	1,000	2,000
Total current liabilities	73,182	56,388
Long-term debt, net of current portion	64,519	59,704
Lease obligation long term - operating leases	39,588	30,382
Lease obligation long term - finance leases	20,004	19,568
Notes payable related parties, net of current portion	44,773	5,000
Deferred taxes	13,046	8,818
Other non-current obligations	852	1,615
Total liabilities	255,964	181,475
Commitments and contingencies
Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 47,840 shares issued and outstanding at June 30, 2023 and September 30, 2022, respectively, with a liquidation preference of $0.30 per share outstanding	—	—
Common stock, $0.001 par value, 10,000,000 shares authorized, 3,164,432 and 3,074,833 shares issued and outstanding at June 30, 2023 and September 30, 2022, respectively	2	2
Paid in capital	68,888	65,321
Treasury stock common 659,961 and 620,971 shares as of June 30, 2023 and September 30, 2022, respectively	(8,203)	(7,215)
Treasury stock Series E preferred 80,000 shares as of June 30, 2023 and September 30, 2022, respectively	(7)	(7)
Retained earnings	43,971	39,509
Equity attributable to Live stockholders	104,651	97,610
Non-controlling interest	(448)	(448)
Total stockholders' equity	104,203	97,162
Total liabilities and stockholders' equity	$360,167	$278,637
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(dollars in thousands, except per-share amounts)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Revenues	$91,516	$68,269	$251,624	$213,133
Cost of revenues	59,347	45,920	165,903	138,215
Gross profit	32,169	22,349	85,721	74,918

Operating expenses:
General and administrative expenses	23,226	13,407	60,443	40,718
Sales and marketing expenses	3,382	3,078	10,198	9,480
Total operating expenses	26,608	16,485	70,641	50,198
Operating income	5,561	5,864	15,080	24,720
Other (expense) income:
Interest expense, net	(3,485)	(674)	(8,767)	(2,549)
Gain (loss) on debt extinguishment	—	279	—	(84)
Gain on disposal of fixed assets	(29)	(443)	(22)	(444)
Loss on write-off of ROU asset	—	(522)	—	(522)
Salomon Whitney settlement	1,000	—	2,000	—
Loss on disposition of Salomon Whitney	(1,696)	—	(1,696)	—
Gain on bankruptcy settlement	—	—	—	11,352
Other income (expense)	6	333	(671)	751
Total other income (expense), net	(4,204)	(1,027)	(9,156)	8,504
Income before provision for income taxes	1,357	4,837	5,924	33,224
Provision for income taxes	297	1,365	1,462	7,848
Net income	1,060	3,472	4,462	25,376
Net income attributable to Live stockholders	$1,060	$3,472	$4,462	$25,376

Income per share:
Basic	$0.33	$1.12	$1.43	$8.11
Diluted	$0.33	$1.11	$1.42	$8.01

Weighted average common shares outstanding:
Basic	3,166,842	3,090,321	3,123,177	3,128,813
Diluted	3,186,904	3,130,925	3,143,634	3,169,258
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Nine Months Ended June 30,
	2023	2022
Operating Activities:
Net income	$4,462	$25,376
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	9,978	4,616
(Gain)/loss on disposal of property and equipment	29	443
Gain on bankruptcy settlement	—	(11,501)
Amortization of debt issuance cost	223	(95)
Stock based compensation expense	396	37
Amortization of right-of-use assets	2,069	8,517
Write-off of ROU asset	—	522
Change in reserve for uncollectible accounts	62	(6)
Change in reserve for obsolete inventory	1,030	431
Change in deferred income taxes	4,227	2,529
Disposition of SW Financial, net of cash retained	1,509	—
Changes in assets and liabilities, net of acquisitions:
Trade receivables	2,940	(362)
Inventories	2,917	(18,582)
Income taxes payable/receivable	316	(481)
Prepaid expenses and other current assets	3,482	(450)
Deposits and other assets	(1,002)	(362)
Accounts payable	(1,039)	3,741
Accrued liabilities	(5,656)	(3,553)
Other Liabilities	63	24
Net cash provided by operating activities	26,006	10,844

Investing Activities:
Acquisition of Flooring Liquidators, net of cash acquired	(33,929)	—
Acquisition of Kinetic	—	(24,355)
Acquisition of Cal Coast Carpets	(1,300)	—
Purchase of property and equipment	(3,499)	(8,304)
Net cash used in investing activities	(38,728)	(32,659)

Financing Activities:
Net borrowings under revolver loans	3,133	18,179
Proceeds from issuance of notes payable	9,878	20,292
Payments on notes payable	(5,555)	(15,122)
Proceeds from issuing related party notes payable	7,000	—
Payments for debt acquisition costs	(98)	—
Purchase of common treasury stock	(988)	(2,528)
Payments on financing leases	(1,621)	(120)
Payments on seller financing arrangements	(51)	—
Cash paid for taxes on net settlement of stock option exercise	(29)	—
Debtor-in-possession cash	—	75
Net cash provided by financing activities	11,669	20,776

Decrease in cash	(1,053)	(1,039)
Cash, beginning of period	4,600	4,664
Cash, end of period	$3,547	$3,625

Supplemental cash flow disclosures:
Interest paid	$7,443	$2,496
Income taxes paid	$102	$5,795
Noncash financing and investing activities:
Noncash items related to Flooring Liquidators acquisition	$36,900	$—
Noncash stock options exercise	$327	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
(dollars in thousands)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Equity
Balance, September 30, 2022	—	$—	47,840	$—	3,074,833	$2	$65,321	$(7)	$(7,215)	$39,509	$(448)	$97,162
Purchase of common treasury stock	—	—	—	—	(24,710)	—	—	—	(621)	—	—	(621)
Net income	—	—	—	—	—	—	—	—	—	1,844	—	1,844
Balance, December 31, 2022	—	$—	47,840	$—	3,050,123	$2	$65,321	$(7)	$(7,836)	$41,353	$(448)	$98,385
Purchase of common treasury stock	—	—	—	—	(674)	—	—	—	(17)	—	—	(17)
Stock based compensation	—	—	—	—	—	—	109					109
Issuance of common stock	—	—	—	—	116,441	—	3,200	—	—	—		3,200
Net income	—	—	—	—	—	—	—	—	—	1,558	—	1,558
Balance, March 31, 2023	—	$—	47,840	$—	3,165,890	$2	$68,630	$(7)	$(7,853)	$42,911	$(448)	$103,235
Purchase of common treasury stock	—	—	—	—	(13,606)	—	—	—	(350)	—	—	(350)
Stock based compensation	—	—	—	—	—	—	287	—	—	—	—	287
Stock options exercised	—	—	—	—	12,148	—	—	—	—	—	—	—
Taxes paid on net settlement of stock options exercised	—	—	—	—	—	—	(29)	—	—	—	—	(29)
Issuance of common stock	—	—	—	—	—	—	—	—	—	—		—
Net income	—	—	—	—	—	—	—	—	—	1,060	—	1,060
Balance, June 30, 2023	—	$—	47,840	$—	3,164,432	$2	$68,888	$(7)	$(8,203)	$43,971	$(448)	$104,203

	Series B Preferred Stock			Series E Preferred Stock		Common Stock				Series E Preferred Stock	Common Stock
	Shares		Amount	Shares	Amount	Shares	Amount	Paid-In Capital		Treasury Stock	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Equity
Balance, September 30, 2021	315,790		$—	47,840	$—	1,582,334	$2	$65,284		$(7)	$(4,519)	$14,768	$(448)	$75,080
Stock based compensation	—		—	—	—	—	—	18		—	—	—		18
Net income	—		—	—	—	—	—	—		—	—	6,546	—	6,546
Balance, December 31, 2021	315,790		$—	47,840	$—	1,582,334	$2	$65,302		$(7)	$(4,519)	$21,314	$(448)	$81,644
Stock based compensation	—		—	—	—	—	—	19		—	—	—	—	19
Purchase of common treasury stock	—		—	—	—	(65,668)	—	—		—	(2,084)	—	—	(2,084)
Conversion of Series B preferred stock	(315,790)		—	—	—	1,578,950	—	—		—	—	—	—	—
Net income	—		—	—	—	—	—	—		—	—	15,358	—	15,358
Balance, March 31, 2022	—		$—	47,840	$—	3,095,616	$2	$65,321	$65,321	$(7)	$(6,603)	$36,672	$(448)	$94,937
Purchase of common treasury stock	—		—	—	—	(14,160)	—	—		—	(444)	—	—	(444)
Net income	—		—	—	—		—	—		—		3,472	—	3,472
Balance, June 30, 2022	—	0	$—	47,840	$—	3,081,456	$2	$65,321		$(7)	$(7,047)	$40,144	$(448)	$97,965
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2023 AND 2022
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
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended June 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2023. The financial information included in these statements should be read in conjunction with the condensed consolidated financial statements and related notes thereto as of September 30, 2022 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 16, 2022 (the “2022 Form 10-K”).
Note 2:    Summary of Significant Accounting Policies
Principles of Consolidation
The unaudited condensed financial statements include the accounts of the Company and its majority owned subsidiaries over which the Company exercises control. The Company records a non-controlling interest within stockholders’ equity for the portion of the entity’s equity attributed to the consolidated entities that are not wholly owned. All intercompany accounts and transactions have been eliminated in consolidation. These reclassifications have no material effect on the reported financial results.
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

Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04 - Reference Rate Reform (Topic 848), codified as ASC 848 (“ASC 848”). The purpose of ASC 848 is to provide optional guidance to ease the potential effects on financial reporting of the market-wide migration away from Interbank Offered Rates to alternative reference rates. ASC 848 applies only to contracts, hedging relationships, and other transactions that reference a reference rate expected to be discontinued because of reference rate reform. Effective December 31, 2021, the Secured Overnight Financing Rate (“SOFR”) replaced the USD London Interbank-Offered Rate (“LIBOR”) for most financial benchmarking. The guidance may be applied upon issuance of ASC 848 through December 31, 2022. The Company has adopted this new accounting standard on its condensed consolidated financial statements and related disclosures; however, adoption of this ASU had no material impact on the Company's financial statements.
Note 3:    Acquisitions
Acquisition of Flooring Liquidators
On January 18, 2023, Live Ventures acquired 100% of the issued and outstanding equity interests (the “Equity Interests”) of Flooring Liquidators, Inc., Elite Builder Services, Inc., 7 Day Stone, Inc., Floorable, LLC, K2L Leasing, LLC, and SJ & K Equipment, Inc. (collectively, the “Acquired Companies”). The Acquired Companies are leading retailers and installers of floors, carpets, and countertops to consumers, builders and contractors in California and Nevada (see Note 11).
The acquisition was effected pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with an effective date of January 18, 2023 by and among the Company, and Stephen J. Kellogg, as the seller representative of the equity holders of the Acquired Companies and individually in his capacity as an equity holder of the Acquired Companies, and the other equity holders of the Acquired Companies (collectively, the “Seller”). The purchase price for the Equity Interests was $83.8 million before any fair value considerations, and is comprised of the following:
•$41.8 million in cash to the Seller;
•$34.0 million (the “Note Amount”) to certain trusts for the benefit of Kellogg and members of his family (the “Kellogg Trusts”) pursuant to the issuance by the Company of a subordinated promissory note (the “Note”) in favor of the Kellogg Trusts;
•$4.0 million to the Kellogg 2022 Family Irrevocable Nevada Trust by issuance of 116,441 shares of Company Common Stock (as defined in the Purchase Agreement) (the “Share Amount”), calculated in the manner described in the Purchase Agreement;
•$2.0 million holdback; and
•$2.0 million of contingent consideration, comprised of $1.0 million in cash and $1.0 million in restricted stock units.
The fair value the purchase price components outlined above was $78.7 million due to fair value adjustments for the Note, restricted stock, and contingent consideration.
Under the preliminary purchase price allocation, the Company recognized goodwill of approximately $30.6 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of January 18, 2023, as calculated by an independent third-party firm. The Company anticipates approximately $13.4 million of the goodwill arising from the acquisition to be fully deductible for tax purposes. The table below outlines the purchase price allocation of the purchase for Flooring Liquidators to the acquired identifiable assets, liabilities assumed and goodwill (in $000’s):

Purchase price		$78,700
Accounts payable		5,189
Accrued liabilities		11,484
Debt		60
Total liabilities assumed		16,733
Total consideration		95,433
Cash		7,871
Accounts receivable		4,824
Inventory		19,102
Property, plant and equipment		4,678
Intangible assets
Trade names	$13,275
Customer relationships	7,700
Non-compete agreements	1,625
Other	49
Subtotal intangible assets		22,649
Other		5,701
Total assets acquired		64,825
Total goodwill		$30,608
During the three months ended June 30, 2023, the Company recorded a fair value adjustment to increase goodwill by $1.9 million. The increase relates to an increase in the value of other assets acquired of $1.3 million, as well as an increase in the value of accrued liabilities assumed of $2.3 million, partially offset by a reduction in inventory acquired of $842,000.
Pro Forma Information
The table below presents selected proforma information for the Company for the nine-month period ended June 30, 2023, and the three and nine month period ended June 30, 2022 assuming that the acquisition had occurred on October 1, 2021 (the beginning of the Company’s 2022 fiscal year), pursuant to ASC 805-10-50 (in $000’s). This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on that date, nor does it purport to predict the results of operations for future periods.

	As Reported		Adjustments	Proforma
	Live Unaudited Three Months Ended June 30, 2022	Flooring Liquidators Unaudited Three Months Ended June 30, 2022	Adjustments(1)	Live for the Three Months Ended June 30, 2022
Net revenue	$68,269	$32,525		$100,794
Net income	$3,472	$2,562	$(2,008)	$4,026
Earnings per basic common share	$1.12			$1.30
Earnings per basic diluted share	$1.11			$1.29

	As Reported		Adjustments	Proforma
	Live Unaudited Nine Months Ended June 30, 2023	Flooring Liquidators Unaudited Nine Months Ended June 30, 2023 (2)	Adjustments(1)	Live for the Nine Months Ended June 30, 2023
Net revenue	$251,624	$37,702		$289,326
Net income	4,462	$(1,033)	$(2,226)	$1,203
Earnings per basic common share	$1.43			$0.39
Earnings per basic diluted share	$1.42			$0.38

	As Reported		Adjustments	Proforma
	Live Unaudited Nine Months Ended June 30, 2022	Flooring Liquidators Unaudited Nine Months Ended June 30, 2022	Adjustments(1)	Live for the Nine Months Ended June 30, 2022
Net revenue	$213,133	$92,375		$305,508
Net income	$25,376	$7,783	$(5,826)	$27,333
Earnings per basic common share	$8.11			$8.74
Earnings per basic diluted share	$8.01			$8.62
(1)Adjustments are related to adjustments made for the following:
•Amortization expense of definite-lived intangible assets has been adjusted based on the preliminary fair value at the acquisition date.
•Interest expense has been adjusted to include proforma interest expense that would have been incurred as a result of the acquisition financing obtained by the Company.
•Elimination of revenues and costs of revenues associated with sales between Flooring Liquidators and the Company prior to acquisition.
(2)    Amounts presented are for predecessor period.
Acquisition of Cal Coast Carpets
On June 2, 2023, Flooring Liquidators acquired certain fixed assets and other intangible assets of Cal Coast Carpets, Inc. (“Cal Coast”), and its Shareholders, which was effected through two Asset Purchase Agreements (“Agreement”, or collectively, “Agreements”). No liabilities were assumed as part of either transaction. The purchase price for the fixed assets acquired from Cal Coast was $35,000, and the intangible assets acquired from the Shareholders was approximately $1.265 million, for a total combined purchase price of $1.3 million. The intangible assets acquired were comprised of customer relationships, trade name, and non-compete agreements. The acquisition was determined to be an asset acquisition for accounting purposes and, as such, no goodwill was recorded as part of the transaction. The values assigned to the assets acquired are based on their estimates of fair value available as of June 2, 2023, as calculated by management.

The table below outlines the purchase price allocation of the purchase for Cal Coast to the acquired identifiable assets (in $000’s):

Property, plant and equipment	$35
Intangible assets
Customer relationships	785
Trade name	425
Non-compete agreement	55
Total intangible assets	1,265
Total assets acquired	$1,300
Acquisition of Kinetic
On June 28, 2022, Precision Marshall (“Precision”) acquired 100% of the issued and outstanding shares of common stock of The Kinetic Co., Inc. (“Kinetic”), a Wisconsin corporation, which was effected through a Purchase Agreement (the “Purchase Agreement”). In connection with the Purchase Agreement, Precision also entered into a Real Estate Purchase Agreement with Plant B-6, LLC, an affiliate of Kinetic, pursuant to which Precision received all of Kinetic's right, title, and interest in and to the land and improvements (collectively, the “Real Estate”) that Kinetic uses in its operations. The combined purchase price for the Kinetic shares and Real Estate was approximately $24.7 million, which was funded with approximately $11.0 million in borrowings under the company’s credit facility, approximately $8.3 million in proceeds from the sale and leaseback of the Real Estate, a subordinated promissory note in the principal amount of $3.0 million for the benefit of the Seller of Kinetic, $1.7 million of cash on-hand, a contingent earn-out liability valued at $997,000, a working capital adjustment of approximately $400,000, which was paid in cash, and a final fair value adjustment of approximately $312,000, which was noncash.
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
Under the purchase price allocation, the Company recognized goodwill of approximately $3.0 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of June 28, 2022, as calculated by an independent third-party firm. Goodwill arising from the acquisition is expected to be fully deductible for tax purposes. The table below outlines the purchase price allocation of the purchase for Kinetic to the acquired identifiable assets, liabilities assumed and goodwill as of June 30, 2023 (in $000’s):

Total purchase price	$24,732
Accounts payable	571
Accrued liabilities	1,848
Total liabilities assumed	2,419
Total consideration	27,151
Cash	287
Accounts receivable	3,073
Inventory	6,429
Property, plant and equipment	12,855
Intangible assets	1,000
Other assets	480
Total assets acquired	24,124
Total goodwill	$3,027
Pro Forma Information
The table below presents selected proforma information for the Company for the three and nine-month periods ended June 30, 2022, assuming that the acquisition had occurred on October 1, 2021 (the beginning of the Company’s 2022 fiscal year), pursuant to ASC 805-10-50 (in $000's). This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on that date, nor does it purport to predict the results of operations for future periods.

	As Reported		Adjustments	Proforma
	Live Unaudited Three Months Ended June 30, 2022	Kinetic Unaudited Three Months Ended June 30, 2022	Adjustments(1)	Live for the Three Months Ended June 30, 2022
Net revenue	$68,269	$5,696		$73,965
Net income	$3,472	$712	$(69)	$4,115
Earnings per basic common share	$1.12			$1.33
Earnings per basic diluted share	$1.11			$1.31

	As Reported		Adjustments	Proforma
	Live Unaudited Nine Months Ended June 30, 2022	Kinetic Unaudited Nine Months Ended June 30, 2022	Adjustments(1)	Live for the Nine Months Ended June 30, 2022
Net revenue	$213,133	$15,418		$228,551
Net income	$25,376	$1,286	$(207)	$26,455
Earnings per basic common share	$8.11			$8.46
Earnings per basic diluted share	$8.01			$8.35

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

Acquisition of Better Backers
On July 1, 2022, Live acquired certain assets and intellectual property of Better Backers, a Georgia corporation, which was effected through an Asset Purchase Agreement (the “Asset Purchase Agreement”). No liabilities were assumed as part of the acquisition. The purchase price, which is subject to certain post-closing adjustments, was approximately $3.2 million, which is comprised of $1.8 million that was paid upon closing, and the $1.4 million present value of $1.5 million of non-compete payments to be made over a 24-month period. In order to expedite the transaction, the acquisition was originally made by Live, and the $1.8 million paid upon closing was funded with borrowings under Live’s credit line with Isaac Capital Group (“ICG”). On August 18, 2022, Marquis repaid the $1.8 million to ICG and assumed ownership of Better Backers.
In connection with the acquisition, Marquis entered into two 20-year building leases with Spyglass Estate Planning, LLC, a related party (see Note 16), with two options to renew for an additional five years each. The fair value of the buildings and improvement is approximately $9.3 million. The provisions of the lease agreements include an initial 24-month month-to-month rental period, during which the lessee may cancel with 90-day notice, followed by a 20-year lease term with two five-year renewal options. Due to the highly specialized nature of the leased assets, the Company currently believes that it is more likely than not that it will not cancel during the initial 24-month term, and that each of the two five-year options will be exercised. The base rent under the lease agreements is approximately $73,000 and $32,000 per month, respectively, for the first year of the term, and each lease agreement has a 2.5% per annum escalator. The lease agreements are each “net leases”, such that the lessee is also obligated to pay all taxes, insurance, assessments, and other costs, expenses, and obligations of ownership of the property. The Company has evaluated each lease and determined the rent amounts to be at market rates. These leases are being treated as finance leases for accounting purposes, as described in ASC 842 “Leases”.
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
Note 4: Variable Interest Entity
On March 31, 2023, the Company entered into a Settlement Agreement and Mutual Release (“Agreement”) with Angia Holdings, LLC and Thomas Diamante and Lawrence Zelin (“Principals”). The Agreement stipulated that the Principals would pay the Company $1,000,000 within 10 days of the effective date of the Agreement, and an additional $1,000,000 within 45 days of the effective date of the Agreement if a joint venture, with terms acceptable to the Company, was not formed.
The Principals made the initial $1,000,000 payment in April 2023, and, having failed to form a joint venture, as described above, made the second $1,000,000 payment in May 2023. Consequently, employment of the Principals was terminated, and operations of SW Financial were shut down. The Company recorded a gain on receipt of the settlement amounts of $2,000,000 and a loss on deconsolidation of SW Financial's assets and liabilities of approximately $1.7 million, as detailed in the table below (in $000’s):

Accounts payable	$242
Lease liabilities	728
Total deconsolidation of liabilities	970
Cash	187
Accounts receivable	130
Other current assets	187
Intangible assets
Customer Relationships	1,348
Tradenames	72
Subtotal Intangible Assets	1,420
Right-of-use assets	687
Other assets	55
Total deconsolidation of assets	2,666
Total loss on deconsolidation	$(1,696)
Note 5:    Leases
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
As of June 30, 2023, the weighted average remaining lease term for operating leases is 7.2 years. The Company's weighted average discount rate for operating leases is 8.4%. Total cash payments for operating leases for the nine months ended June 30, 2023 and 2022 were approximately $8.2 million and $7.2 million, respectively. Additionally, we obtained right-of-use assets in exchange for operating lease liabilities of approximately $19.9 million upon commencement of operating leases during the nine months ended June 30, 2023.
As of June 30, 2023, the weighted average remaining lease term for finance leases is 26.9 years. The Company's weighted average discount rate for finance leases is 13.2%. Total cash payments for finance leases for the nine months ended June 30, 2023 and 2022 were approximately $1.6 million and $0, respectively. Additionally, we obtained right-of-use assets in exchange for finance lease liabilities of approximately $443,000 upon commencement of operating leases during the nine months ended June 30, 2023.
The following table details our right of use assets and lease liabilities as of June 30, 2023 and September 30, 2022 (in $000's):

	June 30, 2023	September 30, 2022
Right of use asset - operating leases	$45,321	$33,659
Lease liabilities:
Current - operating	10,582	7,851
Current - finance	355	217
Long term - operating	39,588	30,382
Long term - finance	20,004	19,568

The Company records finance lease right of use assets as property and equipment. The balance, as of June 30, 2023 and September 30, 2022 is as follows (in $000’s):

Property and equipment, at cost	$16,471	$16,029
Accumulated depreciation	$(514)	$(130)
Property and equipment, net	$15,957	$15,899
Total present value of future lease payments of operating leases as of June 30, 2023 (in $000's):

Twelve months ended June 30,
2023	$13,855
2024	11,515
2025	9,655
2026	7,525
2027	4,987
Thereafter	15,462
Total	62,999
Less implied interest	(12,829)
Present value of payments	$50,170
Total present value of future lease payments of finance leases as of June 30, 2023 (in $000's):

Twelve months ended June 30,
2023	$2,175
2024	2,222
2025	2,223
2026	2,268
2027	2,345
Thereafter	72,260
Total	83,493
Less implied interest	(63,134)
Present value of payments	$20,359
In connection with the acquisition of Flooring Liquidators (see Note 3), as of June 30, 2023, the Company obtained right-of-use assets in exchange for operating lease liabilities of $16.8 million, and right-of-use assets in exchange for finance lease liabilities of $443,000.
In connection with the disposition of SW Financial (see Note 4), the Company deconsolidated approximately $687,000 of right-of-use assets and $728,000 of operating lease liabilities, which were included in the calculation of the loss on disposition.
During the nine months ended June 30, 2023 and 2022, the Company recorded no impairment charges relating to any of its leases.

Note 6:    Inventory
The following table details the Company's inventory as of June 30, 2023 and September 30, 2022 (in $000's):

Inventory, net	June 30, 2023	September 30, 2022
Raw materials	$32,810	$35,829
Work in progress	7,623	7,539
Finished goods	34,327	32,814
Merchandise	42,916	23,900
	117,676	100,082
Less: Inventory reserves	(3,601)	(2,423)
Total inventory, net	$114,075	$97,659
Note 7:    Property and Equipment
The following table details the Company's property and equipment as of June 30, 2023 and September 30, 2022 (in $000's):

	June 30, 2023	September 30, 2022
Property and equipment, net:
Land	$2,029	$2,029
Building and improvements	28,073	26,761
Transportation equipment	3,384	622
Machinery and equipment	55,923	53,739
Furnishings and fixtures	6,019	4,407
Office, computer equipment and other	4,281	3,699
	99,709	91,257
Less: Accumulated depreciation	(34,278)	(26,667)
	$65,431	$64,590
Depreciation expense was $2.7 million and $1.4 million, respectively, for the three months ended June 30, 2023 and 2022, and $7.8 million and $3.9 million for the nine months ended June 30, 2023 and 2022.
Note 8:    Intangibles
The following table details the Company's intangibles as of June 30, 2023 and September 30, 2022 (in $000's):

	June 30, 2023	September 30, 2022
Intangible assets, net:
Intangible assets - Tradenames	$14,390	$808
Intangible assets - Customer relationships	10,824	4,598
Intangible assets - Other	2,316	587
	27,530	5,993
Less: Accumulated amortization	(3,413)	(2,149)
Total intangibles, net	$24,117	$3,844
In connection with the disposition of SW Financial (see Note 4), the Company deconsolidated approximately $1.3 million of customer relationships, net, and $72,000 of domain names, net, which were included in the calculation of the loss on disposition.

Amortization expense was $978,000 and $210,000, respectively, for the three months ended June 30, 2023 and 2022, and $2.2 million and $706,000 for the nine months ended June 30, 2023 and 2022.
The following table summarizes estimated future amortization expense related to intangible assets that have net balances (in $000’s):

Twelve months ending June 30,
2024	$3,968
2025	3,910
2026	3,910
2027	3,812
2028	3,668
Thereafter	4,849
$24,117
Note 9:    Goodwill
The following table details the Company's goodwill as of June 30, 2023 (in $000's):

	Retail - Entertainment	Retail - Flooring	Flooring Manufacturing	Steel Manufacturing	Total
September 30, 2022	36,947	—	807	3,339	41,093
Kinetic fair value adjustment	—	—	—	(312)	(312)
Flooring Liquidators acquisition	—	27,277	—	—	27,277
Flooring Liquidators tax adjustment	—	3,331	—	—	3,331
Impairment	—	—	—	—	—
June 30, 2023	$36,947	$30,608	$807	$3,027	$71,389
As of June 30, 2023, the Company did not identify any triggering events that would require impairment testing.
Note 10:     Accrued Liabilities
The following table details the Company's accrued liabilities as of June 30, 2023 and September 30, 2022, respectively (in $000's):

	June 30, 2023	September 30, 2022
Accrued liabilities:
Accrued payroll and bonuses	$4,446	$4,838
Accrued sales and use taxes	2,219	1,905
Accrued customer deposits	3,579	—
Accrued gift card and escheatment liability	1,792	1,696
Accrued interest payable	1,503	390
Accrued accounts payable and bank overdrafts	1,085	1,731
Accrued professional fees	3,042	1,924
Accrued expenses - other	5,082	4,002
Total accrued liabilities	$22,748	$16,486

Note 11:     Long-Term Debt
Long-term debt as of June 30, 2023 and September 30, 2022 consisted of the following (in $000's):

	June 30, 2023	September 30, 2022
Revolver loans	$46,240	$43,107
Equipment loans	16,486	13,716
Term loans	9,901	7,941
Other notes payable	16,155	14,501
Total notes payable	88,782	79,265
Less: unamortized debt issuance costs	(574)	(626)
Net amount	88,208	78,639
Less: current portion	(23,689)	(18,935)
Total long-term debt	$64,519	$59,704
Future maturities of long-term debt at June 30, 2023, are as follows which does not include related party debt separately stated (in $000's):

Twelve months ending June 30,
2024	$23,689
2025	5,654
2026	13,557
2027	33,188
2028	1,406
Thereafter	10,714
Total future maturities of long-term debt	$88,208
Eclipse Business Capital Loans
In connection with the acquisition of Flooring Liquidators (see Note 3), on January 18, 2023, Flooring Liquidators entered into a credit facility with Eclipse Business Capital, LLC (“Eclipse”). The facility consists of $25.0 million in revolving credit (“Eclipse Revolver”) and $3.5 million in M&E lending (“Eclipse M&E”). The Eclipse Revolver is a three-year, asset-based facility that is secured by substantially all of Flooring Liquidators’ assets. Availability under the Eclipse Revolver is subject to a monthly borrowing base calculation. Flooring Liquidators’ ability to borrow under the Eclipse Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with Eclipse. The Eclipse Revolver bears interest at 4.5% per annum in excess of Adjusted Term SOFR prior to April 1, 2023, and 3.5% per annum in excess of Adjusted Term SOFR after April 1, 2023. The Eclipse M&E loan bears interest at 6.0% per annum in excess of Adjusted Term SOFR prior to April 1, 2023, and 5.0% per annum in excess of Adjusted Term SOFR after April 1, 2023. The credit facility matures in January 2026. As of June 30, 2023, the outstanding balance on the Eclipse Revolver was approximately $7.8 million, and the outstanding balance on the Eclipse M&E loan was approximately $2.6 million.
Bank of America Revolver Loan
On January 31, 2020, Marquis entered into an amended $25.0 million revolving credit agreement (“BofA Revolver”) with Bank of America Corporation (“BofA”). The BofA Revolver is a five-year, asset-based facility that is secured by substantially all of Marquis’ assets. Availability under the BofA Revolver is subject to a monthly borrowing base calculation. Marquis’ ability to borrow under the BofA Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with BofA. The BofA Revolver has a variable interest rate and matures in January 2025. As of June 30, 2023 and September 30, 2022, the outstanding balance was approximately $5.8 million and $10.1 million, respectively.

Loan with Fifth Third Bank
On January 20, 2022, Precision Marshall refinanced its Encina Business Credit loans with Fifth Third Bank, and the balance outstanding was repaid. The refinanced credit facility, totaling $29 million, is comprised of $23.0 million in revolving credit, $3.5 million in M&E lending, and $2.5 million for Capex lending. Advances under the new credit facility will bear interest at the 30-day SOFR plus 200 basis points for lending under the revolving facility, and 30-day SOFR plus 225 basis points for M&E and Capex lending. The refinancing of the Borrower’s existing credit facility reduces interest costs and improves the availability and liquidity of funds by approximately $3.0 million at the close. The facility terminates on January 20, 2027, unless terminated earlier in accordance with its terms.
In connection with the acquisition of Kinetic, the existing revolving facility was amended to add Kinetic as a borrower. In addition, two additional term loans were executed to fund the purchase of Kinetic. Approximately $6.0 million was drawn from the revolving facility, and the two term loans were opened in the amounts of $4.0 million and $1.0 million, respectively. The $4.0 million term loan (“Kinetic Term Loan #1”), which matures on January 20, 2027, bears interest on the same terms as for M&E term lending as stated above. The $1.0 million term loan (“Kinetic Term Loan #2”), which matures on June 28, 2025, is a “Special Advance Term Loan”, and bears interest at SOFR plus 375 basis points.
As of June 30, 2023 and September 30, 2022, the outstanding balance on the revolving loan was approximately $26.0 million and $23.6 million, respectively, and the outstanding balance on the original M&E lending, which is documented as a term note, was approximately $2.5 million and $3.2 million, respectively. The revolving loan has a variable interest rate and matures in January 2027. As of June 30, 2023 and September 30, 2022, the outstanding balance on Kinetic Term Loan #1 was approximately $3.4 million and $3.9 million, respectively. As of June 30, 2023 and September 30, 2022, the outstanding balance on Kinetic Term Loan #2 was $0 and $917,000, respectively.
On April 12, 2023, in connection with its existing credit facility with Fifth Third Bank, Precision Marshall took an advance against its Capex term lending in the amount of approximately $1.4 million. The loan matures January 2027 and bears interest on the same terms as for Capex lending as stated above. The first payment under this loan is due in February 2024. As of June 30, 2023, the outstanding balance on this Capex loan was $1.4 million.
Texas Capital Bank Revolver Loan
On November 3, 2016, Vintage Stock entered into an amended $12.0 million credit agreement with Texas Capital Bank (“TCB Revolver”). The TCB Revolver is a five-year, asset-based facility that is secured by substantially all of Vintage Stock’s assets. Availability under the TCB Revolver is subject to a monthly borrowing base calculation. The TCB Revolver has a variable interest rate and matures in November 2023. The effective rate, as of June 30, 2023, was 7.23%. As of June 30, 2023 and September 30, 2022, the balance outstanding was approximately $6.7 million and $9.4 million, respectively.
Equipment Loans
On June 20, 2016 and August 5, 2016, Marquis entered into a transaction that provided for a master agreement and separate loan schedules (the “Equipment Loans”) with Banc of America Leasing & Capital, LLC that provided for the following as of June 30, 2023:
Note #3 is for approximately $3.7 million, secured by equipment. The Equipment Loan #3 is due December 2023, payable in 84 monthly payments of $52,000 beginning January 2017, bearing interest rate at 4.8% per annum. As of June 30, 2023 and September 30, 2022, the balance was approximately $306,000 and $751,000, respectively.
Note #4 is for approximately $1.1 million, secured by equipment. The Equipment Loan #4 is due December 2023, payable in 81 monthly payments of $16,000 beginning April 2017, bearing interest at 4.9% per annum. As of June 30, 2023 and September 30, 2022, the balance was approximately $94,000 and $231,000, respectively.
Note #5 is for approximately $4.0 million, secured by equipment. The Equipment Loan #5 is due December 2024, payable in 84 monthly payments of $55,000 beginning January 2018, bearing interest at 4.7% per annum. As of June 30, 2023 and September 30, 2022, the balance was approximately $953,000 and $1.4 million, respectively.
Note #6 is for $913,000, secured by equipment. The Equipment Loan #6 is due July 2024, payable in 60 monthly payments of $14,000 beginning August 2019, with a final payment of $197,000, bearing interest at 4.7% per annum. As of June 30, 2023 and September 30, 2022, the balance was approximately $356,000 and $471,000, respectively.

Note #7 is for $5.0 million, secured by equipment. The Equipment Loan #7 is due February 2027, payable in 84 monthly payments of $59,000 beginning March 2020, with the final payment of $809,000, bearing interest at 3.2% per annum. As of June 30, 2023 and September 30, 2022, the balance was approximately $3.1 million and $3.5 million, respectively.
Note #8 is for approximately $3.4 million, secured by equipment. The Equipment Loan #8 is due September 2027, payable in 84 monthly payments of $46,000 beginning October 2020, bearing interest at 4.0%. As of June 30, 2023 and September 30, 2022, the balance was approximately $2.2 million and $2.5 million, respectively.
In December 2021, Marquis funded the acquisition of $5.5 million of new equipment under Note #9 of its master agreement. The Equipment Loan #9, which is secured by the equipment, matures December 2026, and is payable in 60 monthly payments of $92,000 beginning January 2022, with the final payment in the amount of approximately $642,000, bearing interest at 3.75% per annum. As of June 30, 2023 and September 30, 2022, the balance was approximately $4.1 million and $4.8 million, respectively.
In December 2022, Marquis funded the acquisition of $5.7 million of new equipment under Note #10 of its master agreement. The Equipment Loan #10, which is secured by the equipment, matures December 2029, and is payable in 84 monthly payments of $79,000, beginning January 2023, with the final payment in the amount of approximately $650,000, bearing interest at 6.50%. As of June 30, 2023, the balance was approximately $5.4 million.
Loan Covenant Compliance
As of June 30, 2023, the Company was in compliance with all covenants under its existing revolving and other loan agreements.
Note 12:     Notes Payable-Related Parties
Long-term debt payable to related parties (see Note 16) as of June 30, 2023 and September 30, 2022 consisted of the following (in $000's):

	June 30, 2023	September 30, 2022
Isaac Capital Group, LLC, 12.5% interest rate, matures May 2025	$2,000	$2,000
Spriggs Investments, LLC, 10% interest rate, matures July 2024	2,000	2,000
Spriggs Investments, LLC for Flooring Liquidators, 12% interest rate, matures July 2024	1,000	—
Isaac Capital Group, LLC revolver, 12% interest rate, matures April 2024	1,000	—
Isaac Capital Group, LLC for Flooring Liquidators, 12% interest rate, matures January 2028	5,000	—
Seller of Flooring Liquidators, 8.24% interest rate, matures January 2028	34,000	—
Seller of Kinetic, 7.% interest rate, matures September 2027	3,000	3,000
Total notes payable - related parties	48,000	7,000
Less: unamortized debt issuance costs	(2,227)	—
Net amount	45,773	7,000
Less: current portion	(1,000)	(2,000)
Total long-term portion, related parties	$44,773	$5,000

Twelve months ending June 30,
2024	$1,000
2025	3,000
2026	2,000
Thereafter	42,000
Total future maturities of long-term debt, related parties	$48,000

Note 13:     Stockholders’ Equity
Series E Convertible Preferred Stock
As of June 30, 2023 and September 30, 2022, there were 47,840 shares of Series E Convertible Preferred Stock issued and outstanding, respectively.
Treasury Stock
As of June 30, 2023 and September 30, 2022, the Company had 659,961 and 620,971 shares of Treasury Stock, respectively. During the nine months ended June 30, 2023 and 2022, respectively, the Company repurchased 38,990 and 79,828 shares of its common stock for approximately $988,000 and $2.5 million, respectively. On June 13, 2023, Tony Isaac, a member of the Company's board of directors, and father of the Company's CEO, Jon Isaac, exercised stock options for which he received 9,904 shares of the Company's common stock. On June 30, 2023, the Company repurchased Mr. Isaac's 9,904 shares of the Company's common stock for $25.85 per share, the closing market price on June 28, 2023, or approximately $256,000 (see Note 16).
Note 14:     Stock-Based Compensation
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
The following table summarizes stock option activity for the fiscal year ended September 30, 2022 and the nine months ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2021	87,500	$18.81	1.78	$1,626
Outstanding at September 30, 2022	87,500	$18.81	0.78	$771
Exercisable at September 30, 2022	87,500	$18.81	0.78	$771

Outstanding at September 30, 2022	87,500	$18.81	0.78	$771
Granted	17,500	$35.00
Exercised	(31,250)	$14.64
Outstanding at June 30, 2023	73,750	$24.42	1.38	$762
Exercisable at June 30, 2023	73,750	$24.42	1.38	$762
The following table presents the number and weighted average fair value ("WAFV") of unvested restricted stock awards:

	Series A Restricted Stock Awards	WAFV
Outstanding at September 30, 2022	—	$—
Granted	27,307	$36.62
Vested	—	$—
Canceled	—	$—
Non-vested at June 30, 2023	27,307	$36.62

The Company recognized compensation expense of approximately $287,000 and $0 during the three months ended June 30, 2023 and 2022, respectively, and approximately $396,000 and $37,000 during the nine months ended June 30, 2023 and 2022, respectively, related to stock option awards and restricted stock awards granted to certain employees and officers based on the grant date fair value of the awards, and the revaluation for existing options whereby the expiration date was extended.
As of June 30, 2023, the Company had approximately $911,000 of unrecognized compensation expense associated with stock option awards and Restricted Stock Units outstanding.
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
The following table presents the computation of basic and diluted net earnings per share (in $000's):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Basic
Net income	$1,060	$3,472	$4,462	$25,376
Less: preferred stock dividends	—	—	—	—
Net income applicable to common stock	$1,060	$3,472	$4,462	$25,376

Weighted average common shares outstanding	3,166,842	3,090,321	3,123,177	3,128,813
Basic earnings per share	$0.33	$1.12	$1.43	$8.11

Diluted
Net income applicable to common stock	$1,060	$3,472	$4,462	$25,376
Add: preferred stock dividends	—	—	—	—
Net income applicable for diluted earnings per share	$1,060	$3,472	$4,462	$25,376

Weighted average common shares outstanding	3,166,842	3,090,321	3,123,177	3,128,813
Add: Options	19,823	40,365	20,218	40,206
Add: Series B Preferred Stock	—	—	—	—
Add: Series B Preferred Stock Warrants	—	—	—	—
Add: Series E Preferred Stock	239	239	239	239
Assumed weighted average common shares outstanding	3,186,904	3,130,925	3,143,634	3,169,258
Diluted earnings per share	$0.33	$1.11	$1.42	$8.01
There are 38,500 and 21,000 options to purchase shares of common stock that are anti-dilutive, and are not included in the three and nine months ended June 30, 2023 and 2022 diluted earnings per share computations, respectively.

Note 16: Related Party Transactions
Transactions with Isaac Capital Group, LLC
As of June 30, 2023, Isaac Capital Group, LLC (“ICG”) beneficially owns 48.8% of the Company’s issued and outstanding capital stock. Jon Isaac, the Company's President and Chief Executive Officer, is the President and sole member of ICG, and, accordingly, has sole voting and dispositive power with respect to these shares. Mr. Isaac also personally owns 219,177 shares of common stock and holds options to purchase up to 25,000 shares of common stock at an exercise price of $10.00 per share, all of which are currently exercisable. Mr. Isaac's options to purchase 25,000 shares of common stock were originally scheduled to expire on January 15, 2023, but, as amended on January 13, 2023, the expiration date was extended to January 15, 2025.
ICG Term Loan
As of June 30, 2023, the Company was a party to a term loan with ICG in the amount of $2.0 million (the “ICG Loan”). The ICG Loan matures on May 1, 2025 and bears interest at a rate of 12.5%. Interest is payable in arrears on the last day of each month. As of June 30, 2023 and September 30, 2022, the outstanding balance on this loan was $2.0 million.
ICG Revolving Promissory Note
On April 9, 2020, the Company, as borrower, entered into an unsecured revolving line of credit promissory note whereby ICG agreed to provide the Company with a $1.0 million revolving credit facility (the “ICG Revolver”). The ICG Revolver bears interest at 10.0% per annum and provides for the payment of interest monthly in arrears and matures April 2023. On April 1, 2023, the Company entered into the First Amendment of the ICG Revolver that extended the maturity to April 8, 2024 and increased the interest rate to 12% per annum. As of June 30, 2023 and September 30, 2022, the outstanding balance on this note was $1.0 million and $0, respectively.
ICG Flooring Liquidators Note
On January 18, 2023, in connection with the acquisition of Flooring Liquidators, Flooring Affiliated Holdings, LLC, a wholly-owned subsidiary of the Company, as borrower, entered into a promissory note for the benefit of ICG in the amount of $5.0 million (“ICG Flooring Liquidators Loan”). The ICG Flooring Liquidators Loan matures on January 18, 2028, and bears interest at 12%. Interest is payable in arrears on the last day of each calendar month. The note is fully guaranteed by the Company. As of June 30, 2023, the outstanding balance on this loan was $5.0 million.
Transaction with Tony Isaac
On June 13, 2023, Tony Isaac, a member of the Company's board of directors, and father of the Company's CEO, Jon Isaac, exercised stock options for which he received 9,904 shares of the Company's common stock. On June 30, 2023, the Company repurchased Mr. Isaac's 9,904 shares of the Company's common stock for $25.85 per share, the closing market price on June 28, 2023, for approximately $256,000 (see Note 13).
Transactions with JanOne Inc.

Tony Isaac,a member of the Company's board of directors, and father of the Company's CEO, Jon Isaac, is the Chief Executive Officer and a director of JanOne Inc.(“JanOne”). Richard Butler, a member of the Company's board of directors, is a director of JanOne.

Lease Agreement
Customer Connexx LLC, formerly a subsidiary of JanOne, rents approximately 9,900 square feet of office space from the Company at its Las Vegas office, which totals 16,500 square feet. JanOne paid the Company $55,000 and $52,000 in rent and other reimbursed expenses for three months ended June 30, 2023 and 2022 and $160,000 and $163,000 in rent and other reimbursed expenses for the nine months ended June 30, 2023 and 2022, respectively.
Purchase Agreement with ARCA Recycling
On April 5, 2022, the Company entered into a Purchasing Agreement with ARCA Recycling, Inc. (“ARCA”), then a wholly-owned subsidiary of JanOne. Pursuant to the agreement, the Company agreed to purchase inventory from time to time for ARCA as set forth in submitted purchase orders. The inventory is owned by the Company until ARCA installs it in customer's homes, and payment by ARCA to the Company is due upon ARCA's receipt of payment from the customer. All purchases made by the Company must be paid back by ARCA in full, plus an additional five percent surcharge or broker-

type fee. The initial term of the Agreement was for one year, and automatically renews for successive one-year terms if not terminated by either party.
Due to significant doubt that the full balance due from ARCA will be paid, on May 24, 2023 the parties entered into a Promissory Note in the aggregate principal amount of $583,894, which represented the principal balance due as of that date, payable by ARCA for the benefit of the Company, to repay the outstanding receivables balance (“ARCA Note”). The ARCA Note bears interest at a rate of 10% per annum with payments of $75,000 due each month beginning on June 1, 2023, until the promissory note is repaid in full, and accrues late fees if payments are delinquent. The Company also recorded an allowance of approximately $300,000 against the amount due. As of June 30, 2023, the amount due from ARCA was approximately $300,000, net of the allowance recorded.
Transactions with Vintage Stock CEO
Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, Inc., a wholly owned subsidiary of the Company, is the sole member of Spriggs Investments, LLC (“Spriggs Investments”).
Spriggs Promissory Note I
On July 10, 2020, the Company executed a promissory note (the “Spriggs Promissory Note I”) in favor of Spriggs Investments that memorializes a loan by Spriggs Investments to the Company in the initial principal amount of $2.0 million (the “Spriggs Loan I”). The Spriggs Loan I originally matured on July 10, 2022; however, the maturity date was extended to July 10, 2023, pursuant to unanimous written consent of the Board of Directors. The Spriggs Promissory Note I bears simple interest at a rate of 10.0% per annum. On January 19, 2023, the Company entered into a modification agreement of the Spriggs Loan I. Consequently, the Spriggs Promissory Note I will bear interest at a rate of 12% per annum, and the maturity date was extended to July 31, 2024. As of June 30, 2023 and September 30, 2022, the amount owed was $2.0 million.
Spriggs Promissory Note II
On January 19, 2023, in connection with the acquisition of Flooring Liquidators, the Company executed a promissory note in favor of Spriggs Investments in the initial principal amount of $1.0 million (the “Spriggs Loan II”). The Spriggs Loan II matures on July 31, 2024, and bears interest at a rate of 12% per annum. As of June 30, 2023, the amount owed was $1.0 million.
Transactions with Spyglass Estate Planning, LLC
Jon Isaac, the Company's President and Chief Executive Officer, is the sole member of Spyglass Estate Planning, LLC (“Spyglass”).
Building Leases
On July 1, 2022, in connection with its acquisition of Better Backers, Marquis entered into two building leases with Spyglass. The building leases are for 20 years with two options to renew for an additional five years each. The provisions of the lease agreements include an initial 24-month month-to-month rental period, during which the lessee may cancel with 90-day notice, followed by a 20-year lease term with two five-year renewal options. The Company has evaluated each lease and determined the rental amounts to be at market rates.
Sellers Notes
Note Payable to the Sellers of Kinetic
In connection with the purchase of Kinetic (see Note 3), on June 28, 2022, Precision Marshall entered into a seller financed loan in the amount of $3.0 million with the previous owners of Kinetic. The Sellers Subordinated Acquisition Note bears interest at 7.0% per annum, with interest payable quarterly in arrears. The Sellers Subordinated Acquisition Note has a maturity date of September 27, 2027. As of June 30, 2023, the remaining principal balance was $3.0 million.
Note Payable to the Seller of Flooring Liquidators
In connection with the purchase of Flooring Liquidators, on January 18, 2023, Flooring Affiliated Holdings, LLC (“Buyer”) entered into a seller financed mezzanine loan, which is fully guaranteed by the Company, in the amount of $34.0 million with the previous owners of Flooring Liquidators. The Seller Subordinated Acquisition Note (“Sellers Note”) bears interest at 8.24% per annum, with interest payable monthly in arrears beginning on January 18, 2024. The Sellers Note has a maturity date of January 18, 2028. The fair value assigned to the Sellers Note, as calculated by an independent third-party firm, was $31.7 million, or a discount of $2.3 million. The $2.3 million discount is being accreted to interest expense, using the effective interest rate method, as required by GAAP, over the term of the Sellers Note. As of June 30, 2023, the carrying value of the Sellers Note was approximately $31.9 million.
Procedures for Approval of Related Party Transactions
In accordance with its charter, the Audit Committee reviews and determines whether to approve all related party transactions (as such term is defined for purposes of Item 404 of Regulation S-K). The Audit Committee participated in the review and approval of the transactions described above.

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
On August 2, 2021, the SEC filed a civil complaint in the United States District Court for the District of Nevada naming the Company and two of its executive officers - Jon Isaac, the Company’s current President and Chief Executive Officer, and Virland Johnson, the Company’s former Chief Financial Officer, as defendants (collectively, the “Company Defendants”) as well as certain other related third parties (the “SEC Complaint”). The SEC Complaint alleges various financial, disclosure, and reporting violations related to income and earnings per share data, purported undisclosed stock promotion and trading, purported inaccurate disclosure regarding beneficial ownership of common stock, and undisclosed executive compensation from 2016 through 2018. The violations are brought under Section 10(b) of the Exchange Act and Rule 10b-5; Sections 13(a), 13(b)(2)(B) and 13(b)(5) of the Exchange Act and Rules 12b-20, 13a-1, 13a-14, 13a-13, 13b2-1, 13b2-2; Section 14(a) of the Exchange Act and Rule 14a-3; and Section 17(a) of the Securities Act of 1933. The SEC seeks permanent injunctions against the Company Defendants, permanent officer-and-director bars, disgorgement of profits, and civil penalties. The foregoing is only a general summary of the SEC Complaint, which may be accessed on the SEC’s website at https://www.sec.gov/litigation/litreleases/2021/lr25155.htm.
On October 1, 2021, the Company Defendants and third-party defendants moved to dismiss the SEC complaint. On September 7, 2022, the court denied the Company Defendants’ motion to dismiss, but granted one of the third-party defendant’s motions to dismiss, granting the SEC leave to file an amended complaint. On September 21, 2022, the SEC filed an amended complaint to which the Company Defendants filed an answer on October 11, 2022, denying liability. The court subsequently entered a discovery scheduling order and the parties exchanged initial disclosures. The parties participated in a mediation in June 2023. The mediation was not successful and the case will now proceed through discovery.
The Company Defendants strongly dispute and deny the allegations and intend to continue to defend themselves vigorously against the claims.
Sieggreen Class Action
On August 13, 2021, Daniel E. Sieggreen, individually and on behalf of all others similarly situated claimants ("Plaintiff"), filed a class action complaint for violation of federal securities laws in the United States District Court for the District of

Nevada, naming the Company, Jon Isaac, the Company's current President and Chief Executive Officer, and Virland Johnson, the Company's former Chief Financial Officer, as defendants (collectively, the "Company Defendants"). The allegations asserted are similar to those in the SEC Complaint. Among other sought relief, the complaint seeks damages in connection with the purchases and sales of the Company’s securities between December 28, 2016 and August 3, 2021. As of December 17, 2021, the judge granted a stipulation to stay proceedings pending the resolutions of the motions to dismiss in the SEC Complaint. On February 1, 2023, the final motion to dismiss relating to the SEC Complaint was denied, which was subsequently noticed in the Sieggreen action on February 2, 2023. Plaintiff filed an Amended Complaint on March 6, 2023. On May 5, 2023, the Company Defendants filed a Motion to Dismiss the Amended Complaint, and the briefing on that motion is now complete. Discovery is automatically stayed in this case until after the disposition of the Motion to Dismiss. If the Motion to Dismiss is not successful, the case will proceed to discovery. The Company Defendants strongly dispute and deny the allegations at issue in this case and intend to continue to defend themselves vigorously against these claims.
Holdback Matter
On October 10, 2022, a representative for the former shareholders of Precision Marshall filed a civil complaint in the Court of Chancery of the State of Delaware. The complaint alleges that the Company violated the terms of the Agreement and Plan of Merger dated July 14, 2020, by failing to pay the shareholders a certain indemnity holdback of $2,500,000. Plaintiff alleged that he effectuated service of the complaint on the Company, but the Company did not receive notification of the action until it received an Application for Default Judgment filed with the court on December 26, 2022. On December 28, 2022, the Court issued a letter order questioning its jurisdiction over the matter and directed plaintiff’s counsel to submit briefing as to why it believes jurisdiction is proper. Plaintiff filed its brief on January 13, 2023. On April 13, 2023, the Court dismissed the action in its entirety for lack of jurisdiction, rendering the Application for Default Judgment moot.
On January 12, 2023, and after jurisdiction over the case was questioned by the Court of Chancery, State of Delaware, plaintiff filed a substantially identical complaint in the Western District of Pennsylvania. After the Delaware action was dismissed, plaintiff requested that counsel waive service of the Pennsylvania complaint. On April 19, 2023, the Company agreed to waive service. The Company’s response to the Complaint was filed on August 7, 2023. The Company intends to defend itself vigorously against these claims.
Wage and Hour Matter
On July 27, 2022, Irma Sanchez, a former employee of Elite Builder Services, Inc. (“Elite Builders”), filed a class action complaint against Elite Builders in the Superior Court of California, County of Alameda. The complaint alleges that Elite Builders failed to pay all minimum and overtime wages, failed to provide lawful meal periods and rest breaks, failed to provide accurate itemized wage statements, and failed to pay all wages due upon separation as required by California law. The complaint was later amended as a matter of right on October 4, 2022. Further, Ms. Sanchez has put the Labor & Workforce Development Agency on notice to exhaust administrative remedies and enable her to bring an additional claim under the California Labor Code Private Attorneys General Act, which permits an employee to assert a claim for violations of certain California Labor Code provisions on behalf of all aggrieved employees to recover statutory penalties. A Motion for Change of Venue to Stanislaus County was filed by Elite Builders on December 7, 2022. The hearing on the motion was heard on February 8, 2023 and the motion was granted. The Company believes that Ms. Sanchez’s claims lack merit and intends to defend this action vigorously. The Company is currently unable to estimate the range of possible losses associated with this proceeding since no discovery has commenced and the scope of class is not yet known.
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

Salomon Whitney Settlement
Effective March 31, 2023, the Company entered into a settlement agreement in which the principals of Salomon Whitney, LLC agreed to pay the Company $1.0 million within 10 days of the effective date, and agreed to pay an additional $1.0 million within 45 days of the effective date if certain conditions of the settlement agreement were not met. The Company recorded a receivable for the initial payment of $1.0 million on March 31, 2023, which it has recorded as other income in its condensed consolidated statements of income, and payment was received on April 17, 2023. The Company received and recorded payment for the additional $1.0 million on May 16, 2023.
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
Note 18:     Segment Reporting
The Company operates in five operating segments which are characterized as: (1) Retail-Entertainment, (2) Retail-Flooring, (3) Flooring Manufacturing, (4) Steel Manufacturing, and (5) Corporate and Other. The Retail-Entertainment segment consists of Vintage Stock; the Retail-Flooring segment consists of Flooring Liquidators; the Flooring Manufacturing Segment consists of Marquis; and the Steel Manufacturing Segment consists of Precision Marshall and Kinetic.
The following tables summarize segment information (in $000's):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Revenues
Retail-Entertainment	$18,009	$19,227	$60,388	$66,179
Retail-Flooring	27,449	—	48,218	—
Flooring Manufacturing	27,424	32,188	84,195	97,832
Steel Manufacturing	18,409	14,974	56,306	41,367
Corporate & Other	225	1,880	2,517	7,755
Total revenues	$91,516	$68,269	$251,624	$213,133

Gross profit
Retail-Entertainment	$9,845	$10,226	$32,606	$34,726
Retail-Flooring	10,386	—	18,128	—
Flooring Manufacturing	6,388	7,466	18,377	25,075
Steel Manufacturing	5,381	4,010	15,420	11,877
Corporate & Other	169	647	1,190	3,240
Total gross profit	$32,169	$22,349	$85,721	$74,918

Operating income (loss)
Retail-Entertainment	$1,548	$2,202	$7,542	$10,144
Retail-Flooring	1,049	—	833	—
Flooring Manufacturing	2,022	3,289	5,179	11,772
Steel Manufacturing	2,703	1,268	6,972	5,641
Corporate & Other	(1,761)	(895)	(5,446)	(2,837)
Total operating income	$5,561	$5,864	$15,080	$24,720

Depreciation and amortization
Retail-Entertainment	$316	$290	$949	$926

Retail-Flooring	1,107	—	2,102	—
Flooring Manufacturing	1,067	768	3,259	2,327
Steel Manufacturing	1,146	376	3,353	891
Corporate & Other	47	137	315	472
Total depreciation and amortization	$3,683	$1,571	$9,978	$4,616

Interest expense
Retail-Entertainment	$134	$73	$423	$309
Retail-Flooring	1,200	—	2,221	—
Flooring Manufacturing	1,028	261	3,082	1,155
Steel Manufacturing	903	195	2,531	674
Corporate & Other	220	145	510	411
Total interest expenses	$3,485	$674	$8,767	$2,549

Net income before provision for income taxes
Retail-Entertainment	$1,418	$1,574	$7,155	$20,867
Retail-Flooring	(338)	—	(1,729)	—
Flooring Manufacturing	840	2,898	1,741	10,280
Steel Manufacturing	1,485	736	3,469	4,051
Corporate & Other	(2,048)	(371)	(4,712)	(1,974)
Total net income before provision for income taxes	$1,357	$4,837	$5,924	$33,224
Note 19:     Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to disclosures in its condensed consolidated financial statements other than as discussed below:
Acquisition of Precision Metal Works
On July 20, 2023, the Company acquired Precision Metal Works, Inc. (“PMW”), a Kentucky-based Metal Stamping and Value-Added Manufacturing Company. PMW was acquired for total consideration of approximately $28 million, comprised of a $25 million purchase price, with additional consideration of up to $3 million paid in the form of an earn-out. The purchase price was funded in part by a $2.5 million seller note, borrowings under a credit facility of $14.4 million, and proceeds under a sale-lease back transaction. The acquisition involved no issuance of stock of the Company. Management will assess the fair value of total consideration in accordance with Accounting Standards Codification 805, Business Combinations, in connection with the application of purchase accounting.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and nine months ended June 30, 2023, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (the “2022 Form 10-K”).
Note about Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “plans,” “expects,” or “anticipates,” and do not reflect historical facts.
Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to: (i) statements that are based on current projections and expectations about the markets in which we operate, (ii) statements about current projections and expectations of general economic conditions, (iii) statements about specific industry projections and expectations of economic activity, (iv) statements relating to our future operations, prospects, results, and performance, (v) statements that the cash on hand and additional cash generated from operations together with potential sources of cash through issuance of debt or equity will provide the Company with sufficient liquidity for the next 12 months, and (vi) statements that the outcome of pending legal proceedings will not have a material adverse effect on business, financial position and results of operations, cash flow or liquidity.
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
In addition, the foregoing factors may generally affect our business, results of operations and financial position. Forward-looking statements speak only as of the date the statements were made. We do not undertake and specifically decline any obligation to update any forward-looking statements except as required by federal securities laws. Any information contained on our website www.liveventures.com or any other websites referenced in this Quarterly Report are not incorporated into and should not be deemed a part of this Quarterly Report.
Our Company
Live Ventures Incorporated is a holding company of diversified businesses, which, together with our subsidiaries, we refer to as the “Company”, “Live Ventures”, “we”, “us” or “our”. We acquire and operate companies in various industries that have historically demonstrated a strong history of earnings power. We currently have five segments to our business: Retail-Entertainment, Retail-Flooring, Flooring Manufacturing, Steel Manufacturing, and Corporate and Other.
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
Retail-Entertainment Segment
Our Retail-Entertainment Segment is composed of Vintage Stock, Inc., doing business as Vintage Stock, V-Stock, Movie Trading Company and EntertainMart (collectively, “Vintage Stock”).

Vintage Stock is an award-winning specialty entertainment retailer that offers a large selection of entertainment products, including new and pre-owned movies, video games and music products, as well as ancillary products, such as books, comics, toys and collectibles, in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells and trades new and pre-owned movies, music, video games, electronics and collectibles through 70 retail locations strategically positioned across Arkansas, Colorado, Idaho, Illinois, Kansas, Missouri, Nebraska, New Mexico, Oklahoma, Texas, and Utah.
Retail-Flooring Segment
Our Retail-Flooring Segment is composed of Flooring Liquidators, Inc. (“Flooring Liquidators”).
Flooring Liquidators is a leading retailer and installer of flooring, carpeting, and countertops to consumers, builders, and contractors in California and Nevada, operating 20 warehouse-format stores and a design center. Over the years, the company has established a strong reputation for innovation, efficiency and service in the home renovation and improvement market. Flooring Liquidators serves retail and builder customers through two businesses: retail customers through its Flooring Liquidators retail stores, and builder and contractor customers through Elite Builder Services, Inc.
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
Founded in 1948, Precision Marshall has built a reputation of high integrity, speed of service and doing things the “Deluxe Way”. The term Deluxe refers to all aspects of the product and customer service to be head and shoulders above the rest. From order entry to packaging and delivery, Precision Marshall makes it easy to do business and backs all products and service with a guarantee.
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
Corporate and Other Segment
Our Corporate and Other segment consists of certain corporate general and administrative costs, Salomon Whitney LLC, which was shut down during the three months ended June 30, 2023, and operations of certain legacy products and service offerings for which we are no longer accepting new customers.
Critical Accounting Policies
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant and material impact on amounts reported in these financial statements. Estimates and assumptions are based on management's experience and other information available prior to the issuance of our financial statements. Our actual realized results may differ materially from management’s initial estimates as reported. Our critical and significant accounting policies include Trade and Other Receivables, Inventories, Goodwill, Revenue Recognition, Fair Value Measurements, Income Taxes, Segment Reporting and Concentrations of Credit Risk. For a summary of our significant accounting policies and the means by which we develop estimates thereon, see Part II, Item 8 – Financial Statements - Notes to unaudited condensed consolidated financial statements Note 2 – summary of significant accounting policies in our 2022 Form 10-K.
Adjusted EBITDA
We evaluate the performance of our operations based on financial measures such as “Adjusted EBITDA”, which is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization, stock-based compensation, and other non-cash or nonrecurring charges. We believe that Adjusted EBITDA is an important indicator of the operational strength and performance of the business, including the business’ ability to fund acquisitions and other capital expenditures, and to service its debt. Additionally, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance. Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate a company's financial performance, subject to certain adjustments. Adjusted EBITDA does not represent cash flows from operations, as defined by GAAP, and should not be construed as an alternative to net income or loss and is indicative neither of our results of operations, nor of cash flows available to fund all of our cash needs. It is, however, a measurement that the Company believes is useful to investors in analyzing its operating performance. Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities, and other measures of financial performance prepared in accordance with GAAP. As companies often define non-GAAP financial measures differently, Adjusted EBITDA, as calculated by the Company, should not be compared to any similarly titled measures reported by other companies.

Results of Operations Three Months Ended June 30, 2023 and 2022
The following table sets forth certain statement of income items and as a percentage of revenue, for the three months ended June 30, 2023 and 2022 (in $000’s):

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
		% of Total Revenue		% of Total Revenue
Selected Data
Revenues	$91,516		$68,269
Cost of revenues	59,347	64.8%	45,920	67.3%
General and administrative expenses	23,226	25.4%	13,407	19.6%
Sales and marketing expenses	3,382	3.7%	3,078	4.5%
Interest expense, net	3,485	3.8%	674	1.0%
Income before provision for income taxes	1,357	1.5%	4,837	7.1%
Provision for income taxes	297	0.3%	1,365	2.0%
Net income	$1,060	1.2%	$3,472	5.1%

Adjusted EBITDA (a)
Retail-Entertainment	$1,864		$2,456
Retail-Flooring	2,083		—
Flooring Manufacturing	2,935		3,927
Steel Manufacturing	3,534		2,441
Corporate & Other	(841)		16
Total Adjusted EBITDA	$9,575		$8,840

Adjusted EBITDA as a percentage of revenue
Retail-Entertainment	10.3%		12.8%
Retail-Flooring	7.6%		N/A
Flooring Manufacturing	10.7%		12.2%
Steel Manufacturing	19.2%		16.3%
Corporate & Other	N/A		0.9%
Consolidated adjusted EBITDA as a percentage of revenue	10.5%		12.9%
(a)See reconciliation of net income to Adjusted EBITDA below.

The following table sets forth revenues by segment (in $000's):

	For the Three Months Ended June 30, 2023		For the Three Months Ended June 30, 2022
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Revenue
Retail-Entertainment	$18,009	19.7%	$19,227	28.2%
Retail-Flooring	27,449	30.0%	—	0.0%
Flooring Manufacturing	27,424	30.0%	32,188	47.1%
Steel Manufacturing	18,409	20.1%	14,974	21.9%
Corporate & Other	225	0.2%	1,880	2.8%
Total Revenue	$91,516	100.0%	$68,269	100.0%
The following table sets forth gross profit earned by segment and gross profit as a percentage of total revenue for each segment (in $000's):

	For the Three Months Ended June 30, 2023		For the Three Months Ended June 30, 2022
	Gross Profit	Gross Profit % of Total Revenue	Gross Profit	Gross Profit % of Total Revenue
Gross Profit
Retail-Entertainment	$9,845	10.8%	$10,226	15.0%
Retail-Flooring	10,386	11.3%	—	—%
Flooring Manufacturing	6,388	7.0%	7,466	10.9%
Steel Manufacturing	5,381	5.9%	4,010	5.9%
Corporate & Other	169	0.2%	647	0.9%
Total Gross Profit	$32,169	35.2%	$22,349	32.7%
Revenue
Revenue increased approximately $23.2 million, or 34.1%, to approximately $91.5 million for the three months ended June 30, 2023, as compared to the corresponding prior year period. The increase is primarily attributable to incremental revenue of approximately $34.4 million related to the recently acquired Flooring Liquidators and Kinetic. The increase was partially offset by decreased revenues of approximately $11.2 million in the other businesses, which is primarily due to reduced demand and inflationary pressures.
Cost of Revenue
Cost of revenue as a percentage of revenue was 64.8% for three months ended June 30, 2023 as compared to 67.3% for the three months ended June 30, 2022. The decrease is primarily attributable to the acquisitions of Flooring Liquidators and Kinetic, which historically have generated higher margins.
General and Administrative Expense
General and Administrative expenses increased by 73.2% to approximately $23.2 million for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase is primarily due to increased General and Administrative expenses of approximately $9.2 million in the Retail-Flooring segment due to the acquisitions of Flooring Liquidators and $1.4 million in the Steel Manufacturing segment due to the acquisition of Kinetic.

Sales and Marketing Expense
Sales and marketing expense increased by 9.9% to approximately $3.4 million for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to convention and trade show activity in our Flooring Manufacturing segment and Retail-Flooring segment due to the acquisition of Flooring Liquidators.
Interest Expense, net
Interest expense, net, increased by approximately $2.8 million for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to increased debt balances related to the acquisitions of Flooring Liquidators and Kinetic, and to fund operations, and increased interest rates during the period.
Results of Operations Nine Months Ended June 30, 2023 and 2022
The following table sets forth certain statement of income items and as a percentage of revenue, for the nine months ended June 30, 2023 and 2022 (in $000's):

	For the Nine Months Ended June 30, 2023		For the Nine Months Ended June 30, 2022
		% of Total Revenue		% of Total Revenue
Statement of Income Data:
Revenues	$251,624		$213,133
Cost of revenues	165,903	65.9%	138,215	64.8%
General and administrative expenses	60,443	24.0%	40,718	19.1%
Sales and marketing expenses	10,198	4.1%	9,480	4.4%
Interest expense, net	8,767	3.5%	2,549	1.2%
Income before provision for income taxes	5,924	2.4%	33,224	15.6%
Provision for income taxes	1,462	0.6%	7,848	3.7%
Net income	$4,462	1.8%	$25,376	11.9%

Adjusted EBITDA (a)
Retail-Entertainment	$8,519		$11,270
Retail-Flooring	3,194		—
Flooring Manufacturing	8,082		13,761
Steel Manufacturing	9,729		7,113
Corporate & Other	(3,224)		(951)
Total Adjusted EBITDA	$26,300		$31,193

Adjusted EBITDA as a percentage of revenue
Retail-Entertainment	14.1%		17.0%
Retail-Flooring	6.6%		N/A
Flooring Manufacturing	9.6%		14.1%
Steel Manufacturing	17.3%		17.2%
Corporate & Other	N/A		N/A
Consolidated adjusted EBITDA as a percentage of revenue	10.5%		14.6%
(a)See reconciliation of net income to Adjusted EBITDA below.

The following table sets forth revenues by segment (in $000's):

	For the Nine Months Ended June 30, 2023		For the Nine Months Ended June 30, 2022
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Revenue
Retail-Entertainment	$60,388	24.0%	$66,179	31.1%
Retail-Flooring	48,218	19.2%	—	0.0%
Flooring Manufacturing	84,195	33.5%	97,832	45.9%
Steel Manufacturing	56,306	22.4%	41,367	19.4%
Corporate & other	2,517	1.0%	7,755	3.6%
Total Revenue	$251,624	100.0%	$213,133	100.0%
The following table sets forth gross profit earned by segment and gross profit as a percentage of total revenue for each segment (in $000's):

	For the Nine Months Ended June 30, 2023			For the Nine Months Ended June 30, 2022
	Gross Profit	Gross Profit % of Total Revenue		Gross Profit	Gross Profit % of Total Revenue
Gross Profit
Retail-Entertainment	$32,606	13.0%		$34,726	16.3%
Retail-Flooring	18,128	7.2%		—	—%
Flooring Manufacturing	18,377	7.3%		25,075	11.8%
Steel Manufacturing	15,420	6.1%		11,877	5.6%
Corporate & other	1,190	0.5%		3,240	1.5%
Total Gross Profit	$85,721	34.1%	0.340671001176358	$74,918	35.2%
Revenue
Revenue increased approximately $38.5 million, or 18.1%, to $251.6 million for the nine months ended June 30, 2023, as compared to the corresponding prior year period. The increase is primarily attributable to the Flooring Liquidators and Kinetic acquisitions, which contributed incremental revenue of approximately $67.3 million, partially offset by decreased revenues in the other businesses of approximately $28.8 million. The decrease in revenues is primarily due to reduced demand.
Cost of Revenue
Cost of revenue as a percentage of revenue was 65.9% for the nine months ended June 30, 2023 as compared to 64.8% for the nine months ended June 30, 2022. The increase is primarily attributable to inflationary cost increases, partially offset by acquisitions of Flooring Liquidators and Kinetic, which historically have generated higher margins.
General and Administrative Expense
General and Administrative expenses increased by 48.4% to approximately $60.4 million for the nine months ended June 30, 2023, as compared to the nine months ended June 30, 2022. The increase is primarily due to increased General and Administrative expenses of approximately $19.3 million in the Retail-Flooring and Steel Manufacturing segments due to the acquisitions of Flooring Liquidators and Kinetic.
Sales and Marketing Expense
Sales and marketing expense increased by 7.6% to approximately $10.2 million for the nine months ended June 30, 2023, as compared to the nine months ended June 30, 2022, primarily due to convention and trade show activity in our Flooring Manufacturing segment and Retail-Flooring segment due to the acquisition of Flooring Liquidators.

Interest Expense, net
Interest expense, net, increased by approximately $6.2 million for the nine months ended June 30, 2023, as compared to the nine months ended June 30, 2022, primarily due to increased debt balances related to the acquisitions of Flooring Liquidators and Kinetic, and to fund operations, and also increased interest rates during the period.
Results of Operations by Segment for the Three Months Ended June 30, 2023 and 2022

	For the Three Months Ended June 30, 2023										For the Three Months Ended June 30, 2022
	Retail-Entertainment		Retail-Flooring		Flooring Manufacturing		Steel Manufacturing		Corporate & Other	Total	Retail-Entertainment	Retail-Flooring		Flooring Manufacturing		Steel Manufacturing		Corporate & Other	Total
Revenue	$18,009		$27,449		$27,424		$18,409		$225	$91,516	$19,227	$—		$32,188		$14,974		$1,880	$68,269
Cost of Revenue	8,164	—	17,063	—	21,036	—	13,028	—	56	59,347	9,001	—	—	24,722	—	10,964	—	1,233	45,920
Gross Profit	9,845		10,386		6,388		5,381		169	32,169	10,226	—		7,466		4,010		647	22,349
General and Administrative Expense	8,086		9,188		1,501		2,551		1,900	23,226	7,820	—		1,452		2,597		1,538	13,407
Selling and Marketing Expense	211		149		2,865		127		30	3,382	204	—		2,725		145		4	3,078
Operating Income (Loss)	$1,548		$1,049		$2,022		$2,703		$(1,761)	$5,561	$2,202	$—		$3,289		$1,268		$(895)	$5,864
Retail-Entertainment Segment
Revenue for the three months ended June 30, 2023 decreased by approximately $1.2 million, or 6.3%, as compared to the prior year, primarily due to reduced demand. Cost of revenue as a percentage of revenue was 45.3% for the three months ended June 30, 2023, as opposed to 46.8% for the three months ended June 30, 2022. Operating income for the three months ended June 30, 2023 was approximately $1.5 million, as compared to operating income of approximately $2.2 million for the prior year period.
Retail-Flooring Segment
Our Retail-Flooring segment consists of Flooring Liquidators, which we acquired in January 2023. Revenue for the three months ended June 30, 2023 was $27.4 million, and cost of revenue as a percentage of revenue was 62.2%. Operating income for the three months ended June 30, 2023 was approximately $1.0 million. During the three months ended June 30, 2023, Flooring Liquidators acquired certain assets of Cal Coast Carpet Warehouse, Inc.
Flooring Manufacturing Segment
Revenue for the three months ended June 30, 2023 decreased by approximately $4.8 million, or 14.8%, as compared to the prior year period, primarily due to reduced customer demand. Cost of revenue as a percentage of revenue was 76.7% for the three months ended June 30, 2023, as opposed to 76.8% for the three months ended June 30, 2022. Operating income for the three months ended June 30, 2023 was approximately $2.0 million, as compared to operating income of approximately $3.3 million for the prior year period.
Steel Manufacturing Segment
Revenue for the three months ended June 30, 2023 increased by approximately $3.4 million, or 22.9%, as compared to the prior year period, primarily due to the acquisition of Kinetic. Cost of revenue as a percentage of revenue was 70.8% for the three months ended June 30, 2023, as opposed to 73.2% for the three months ended June 30, 2022. Operating income for the three months ended June 30, 2023 was approximately $2.7 million, as compared to operating income of approximately $1.3 in the prior period. The increase is due to the acquisition of Kinetic.
Corporate and Other Segment
Revenues for the three months ended June 30, 2023 decreased by $1.7 million, or 88.0%, as compared to the prior year period. The decrease was primarily due to the shut-down of operations of SW Financial in May 2023. Cost of revenue was $56,000 for the three months ended June 30, 2023, as opposed to $1.2 million for the three months ended June 30, 2022. Operating loss for the three months ended June 30, 2023 was approximately $1.8 million, as compared to a loss of approximately $900,000 in the prior year period. As a result of the shut-down of operations of SW Financial, for the three months ended June 30, 2023, the Company recorded a gain on receipt of settlement amounts of $1.0 million and a loss on deconsolidation of SW Financial's assets and liabilities of approximately $1.7 million. Revenues and operating income for our directory services business continue to decline due to decreasing renewals. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.
Results of Operations by Segment for the Nine Months Ended June 30, 2023 and 2022

	For the Nine Months Ended June 30, 2023						For the Nine Months Ended June 30, 2022
	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total
Revenue	$60,388	$48,218	$84,195	$56,306	$2,517	$251,624	$66,179	$—	$97,832	$41,367	$7,755	$213,133
Cost of Revenue	27,782	30,090	65,818	40,886	1,327	165,903	31,453	—	72,757	29,490	4,515	138,215
Gross Profit	32,606	18,128	18,377	15,420	1,190	85,721	34,726	—	25,075	11,877	3,240	74,918
General and Administrative Expense	24,528	17,061	4,430	8,019	6,405	60,443	24,162	—	4,677	5,813	6,066	40,718
Selling and Marketing Expense	536	234	8,768	429	231	10,198	420	—	8,626	423	11	9,480
Operating Income (Loss)	$7,542	$833	$5,179	$6,972	$(5,446)	$15,080	$10,144	$—	$11,772	$5,641	$(2,837)	$24,720
Retail-Entertainment Segment
Revenue for the nine months ended June 30, 2023 decreased by approximately $5.8 million, or 8.8%, as compared to the prior year, primarily due to reduced demand. Cost of revenue as a percentage of revenue was 46.0% for the nine months ended June 30, 2023, as opposed to 47.5% for the nine months ended June 30, 2022. Operating income for the nine months ended June 30, 2023 was approximately $7.5 million, as compared to operating income of approximately $10.1 million for the prior year period.
Retail-Flooring Segment
Our Retail-Flooring segment consists of Flooring Liquidators, which we acquired in January 2023. Revenue for the nine months ended June 30, 2023 was $48.2 million, and cost of revenue as a percentage of revenue was 62.4%. Operating income for the nine months ended June 30, 2023 was $833,000.
Flooring Manufacturing Segment
Revenue for the nine months ended June 30, 2023 decreased by approximately $13.6 million, or 13.9%, as compared to the prior year period, primarily due to reduced customer demand as a result of inflationary factors. Cost of revenue as a percentage of revenue was 78.2% for the nine months ended June 30, 2023, as opposed to 74.4% for the nine months ended June 30, 2022. Operating income for the nine months ended June 30, 2023 was approximately $5.2 million, as compared to operating income of approximately $11.8 million for the prior year period.
Steel Manufacturing Segment
Revenue for the nine months ended June 30, 2023 increased by $14.9 million, or 36.1%, as compared to the prior year period, primarily due to the acquisition of Kinetic. Cost of revenue as a percentage of revenue was 72.6% for the nine months ended June 30, 2023, as opposed to 71.3% for the nine months ended June 30, 2022. Operating income for the nine months ended June 30, 2023 was approximately $7.0 million, as compared to operating income of approximately $5.6 million in the prior period.
Corporate and Other Segment
Revenues for the nine months ended June 30, 2023 decreased by $5.2 million as compared to the prior year period. The decrease was primarily due to weakness at SW Financial, as well as the shut-down of its operations in May 2023. Cost of revenue as a percentage of revenue was 52.7% for the nine months ended June 30, 2023, as opposed to 58.2% for the nine months ended June 30, 2022. Operating loss for the nine months ended June 30, 2023 was approximately $5.4 million, as compared to a loss of approximately $2.8 million in the prior period. Revenues and operating income for our directory services business continue to decline due to decreasing renewals. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

Adjusted EBITDA Reconciliation
The following table presents a reconciliation of net income to Adjusted EBITDA for the three and nine months ended June 30, 2023 (in 000's):

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$1,060	$3,472	$4,462	$25,376
Depreciation and amortization	3,683	1,571	9,978	4,616
Stock-based compensation	287	—	396	37
Interest expense, net	3,485	674	8,767	2,549
Income tax expense	297	1,365	1,462	7,848
Gain on bankruptcy settlement	—	—	—	(11,352)
(Gain)/loss on extinguishment of debt	—	(279)	—	84
SW Financial settlement gain	(1,000)	—	(2,000)	—
Disposition of SW Financial	1,697	—	1,697	—
Non-recurring costs for acquisitions	66	974	1,538	974
Write-off of fixed assets	—	438	—	438
Write-off of ROU assets	—	522	—	522
Other non-recurring company initiatives	—	103	—	101
Adjusted EBITDA	$9,575	$8,840	$26,300	$31,193
Adjusted EBITDA increased by approximately $735,000, or 8.3%, for the three months ended June 30, 2023, as compared to the prior year period. The increase is primarily due to a increases in non-operating and other non-recurring expenses, partially offset by decreases in operating income, as discussed above.
Adjusted EBITDA decreased by approximately $4.9 million, or 15.7%, for the nine months ended June 30, 2023, as compared to the prior year period. The decrease is primarily due to decreases in operating income, as discussed above, partially offset by increases in non-operating and other non-recurring expenses.
Liquidity and Capital Resources
As of June 30, 2023, we had total cash on hand of approximately $3.5 million and approximately $28.8 million of available borrowing under our revolving credit facilities. As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature, and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and, overall market conditions.
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
Working Capital
We had working capital of approximately $81.6 million as of June 30, 2023, as compared to working capital of approximately $78.4 million as of September 30, 2022; an increase of approximately $3.2 million. The increase is primarily due to increases in inventories, trade receivables, and prepaid expenses of approximately $19.8 million, partially offset by increases in the current portion of long-term debt, accrued liabilities, accounts payable, and the current portion operating lease obligations of approximately $16.2 million.

Cash Flows from Operating Activities
The Company’s cash, as of June 30, 2023, was approximately $3.5 million compared to approximately $4.6 million as of September 30, 2022, a decrease of approximately $1.1 million. Net cash provided by operations was approximately $26.0 million for the nine months ended June 30, 2023, as compared to net cash provided by operations of approximately $10.8 million for the nine months ended June 30, 2022. The increase was primarily due to reduced purchases of inventory, reduced expenditures for prepaid expenses, and increased accounts receivable, partially offset by increased accrued liabilities, payments for deposits, and payments on accounts payable.
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
Cash Flows from Investing Activities
Our cash flows used in investing activities of approximately $38.7 million for the nine months ended June 30, 2023 consisted of the acquisitions of Flooring Liquidators and Cal Coast Carpets, and purchases of property and equipment. Our cash flows used in investing activities of approximately $32.7 million for the nine months ended June 30, 2022 consisted primarily of the Kinetic acquisition, as well as purchases of property and equipment.
Cash Flows from Financing Activities
Our cash flows provided by financing activities of approximately $11.7 million during the nine months ended June 30, 2023 consisted of proceeds from notes payable of approximately $9.9 million, proceeds from related party notes payable of approximately $7.0 million, net proceeds under revolver loans of approximately $3.1 million, partially offset by payments of notes payable, financing leases, seller financing arrangements, debt acquisition costs and taxes paid for net settlement of stock options of approximately $7.3 million, and purchases of treasury stock in the amount of approximately $988,000.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2023, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.
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
Our management assessed the design and effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, as of June 30, 2023, our management concluded that our internal controls over financial reporting were operating effectively.
There were no changes in our internal control over financial reporting that occurred during the three or nine months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
Please refer to “Item 3. Legal Proceedings” in our 2022 Annual Report on Form 10-K for information regarding material pending legal proceedings. Except as set forth therein and below, there have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.
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
On August 2, 2021, the SEC filed a civil complaint in the United States District Court for the District of Nevada naming the Company and two of its executive officers - Jon Isaac, the Company’s current President and Chief Executive Officer, and Virland Johnson, the Company’s former Chief Financial Officer, as defendants (collectively, the “Company Defendants”) as well as certain other related third parties (the “SEC Complaint”). The SEC Complaint alleges various financial, disclosure, and reporting violations related to income and earnings per share data, purported undisclosed stock promotion and trading, purported inaccurate disclosure regarding beneficial ownership of common stock, and undisclosed executive compensation from 2016 through 2018. The violations are brought under Section 10(b) of the Exchange Act and Rule 10b-5; Sections 13(a), 13(b)(2)(B) and 13(b)(5) of the Exchange Act and Rules 12b-20, 13a-1, 13a-14, 13a-13, 13b2-1, 13b2-2; Section 14(a) of the Exchange Act and Rule 14a-3; and Section 17(a) of the Securities Act of 1933. The SEC seeks permanent injunctions against the Company Defendants, permanent officer-and-director bars, disgorgement of profits, and civil penalties. The foregoing is only a general summary of the SEC Complaint, which may be accessed on the SEC’s website at https://www.sec.gov/litigation/litreleases/2021/lr25155.htm.
On October 1, 2021, the Company Defendants and third-party defendants moved to dismiss the SEC complaint. On September 7, 2022, the court denied the Company Defendants’ motion to dismiss, but granted one of the third-party defendant’s motions to dismiss, granting the SEC leave to file an amended complaint. On September 21, 2022, the SEC filed an amended complaint to which the Company Defendants filed an answer on October 11, 2022, denying liability. The court subsequently entered a discovery scheduling order and the parties exchanged initial disclosures. The parties participated in a mediation in June 2023. The mediation was not successful and the case will now proceed through discovery.
The Company Defendants strongly dispute and deny the allegations and intend to continue to defend themselves vigorously against the claims.
Sieggreen Class Action
On August 13, 2021, Daniel E. Sieggreen, individually and on behalf of all others similarly situated claimants ("Plaintiff"), filed a class action complaint for violation of federal securities laws in the United States District Court for the District of Nevada, naming the Company, Jon Isaac, the Company's current President and Chief Executive Officer, and Virland Johnson, the Company's former Chief Financial Officer, as defendants (collectively, the "Company Defendants"). The allegations asserted are similar to those in the SEC Complaint. Among other sought relief, the complaint seeks damages in connection with the purchases and sales of the Company’s securities between December 28, 2016 and August 3, 2021. As of December 17, 2021, the judge granted a stipulation to stay proceedings pending the resolutions of the motions to dismiss in the SEC Complaint. On February 1, 2023, the final motion to dismiss relating to the SEC Complaint was denied, which was subsequently noticed in the Sieggreen action on February 2, 2023. Plaintiff filed an Amended Complaint on March 6, 2023. On May 5, 2023, the Company Defendants filed a Motion to Dismiss the Amended Complaint, and the briefing on that motion is now complete. Discovery is automatically stayed in this case until after the disposition of the Motion to Dismiss. If the Motion to Dismiss is not successful, the case will proceed to discovery. The Company Defendants strongly dispute and deny the allegations at issue in this case and intend to continue to defend themselves vigorously against these claims.
Holdback Matter
On October 10, 2022, a representative for the former shareholders of Precision Marshall filed a civil complaint in the Court of Chancery of the State of Delaware. The complaint alleges that the Company violated the terms of the Agreement and Plan of Merger dated July 14, 2020, by failing to pay the shareholders a certain indemnity holdback of $2,500,000. Plaintiff alleged that he effectuated service of the complaint on the Company, but the Company did not receive notification of the action until it received an Application for Default Judgment filed with the court on December 26, 2022. On December 28, 2022, the Court issued a letter order questioning its jurisdiction over the matter and directed plaintiff’s counsel to submit briefing as to why it believes jurisdiction is proper. Plaintiff filed its brief on January 13, 2023. On April 13, 2023, the Court dismissed the action in its entirety for lack of jurisdiction, rendering the Application for Default Judgment moot.
On January 12, 2023, and after jurisdiction over the case was questioned by the Court of Chancery, State of Delaware, plaintiff filed a substantially identical complaint in the Western District of Pennsylvania. After the Delaware action was dismissed, plaintiff requested that counsel waive service of the Pennsylvania complaint. On April 19, 2023, the Company agreed to waive service. The Company’s response to the Complaint was filed on August 7, 2023. The Company intends to defend itself vigorously against these claims.
Wage and Hour Matter
On July 27, 2022, Irma Sanchez, a former employee of Elite Builder Services, Inc. (“Elite Builders”), filed a class action complaint against Elite Builders in the Superior Court of California, County of Alameda. The complaint alleges that Elite Builders failed to pay all minimum and overtime wages, failed to provide lawful meal periods and rest breaks, failed to provide accurate itemized wage statements, and failed to pay all wages due upon separation as required by California law. The complaint was later amended as a matter of right on October 4, 2022. Further, Ms. Sanchez has put the Labor & Workforce Development Agency on notice to exhaust administrative remedies and enable her to bring an additional claim under the California Labor Code Private Attorneys General Act, which permits an employee to assert a claim for violations of certain California Labor Code provisions on behalf of all aggrieved employees to recover statutory penalties. A Motion for Change of Venue to Stanislaus County was filed by Elite Builders on December 7, 2022. The hearing on the motion was heard on February 8, 2023 and the motion was granted. The Company believes that Ms. Sanchez’s claims lack merit and intends to defend this action vigorously. The Company is currently unable to estimate the range of possible losses associated with this proceeding since no discovery has commenced and the scope of class is not yet known.
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
Salomon Whitney Settlement
Effective March 31, 2023, the Company entered into a settlement agreement in which the principals of Salomon Whitney, LLC agreed to pay the Company $1.0 million within 10 days of the effective date, and agreed to pay an additional $1.0 million within 45 days of the effective date if certain conditions of the settlement agreement were not met. The Company recorded a receivable for the initial payment of $1.0 million on March 31, 2023, which it has recorded as other income in its condensed consolidated statements of income, and payment was received on April 17, 2023. The Company received and recorded payment for the additional $1.0 million on May 16, 2023.

ITEM 1A. Risk Factors
None.
ITEM 2. Unregistered Sales of Equity Securities and Use of funds
On February 20, 2018, the Company announced a $10 million common stock repurchase program. During the nine months ended June 30, 2023, the Company repurchased 38,990 shares of common stock under this program at a cost of approximately $989,000. As of June 30, 2023, the Company has approximately $3.0 million available for repurchases under this program.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
The following exhibits are filed with or incorporated by reference into this Quarterly Report.

3.1		Amended and Restated Articles of Incorporation	8-K	001-33937	3.1	08/15/07
3.8		Bylaws	10-Q	001-33937	3.8	08/14/18
10.115		Weston A. Godfrey, Jr. Amended and Restated Employment Agreement	8-K	001-33937	10.115	06/16/23
10.116		Gary C. Graham, Jr. Amended and Restated Employment Agreement	8-K	001-33937	10.116	06/16/23
31.1	*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
_________________________
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Ventures Incorporated

Dated: August 10, 2023	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2023	/s/ David Verret
Chief Financial Officer
(Principal Financial Officer)