Form 10-K
period 2023-09-30
LIVE VENTURES Inc
filed 2023-12-22
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from _____ to _____
Commission File Number: 001-33937
________________________________________________
Live Ventures Incorporated
(Exact Name of Registrant as Specified in Its Charter)
________________________________________________

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
If any emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates computed based on the closing sales price of such stock on March 31, 2023 was approximately $40.6 million.
The number of shares outstanding of the registrant’s common stock, as of December 11, 2023, was 3,162,415 shares.
DOCUMENTS INCORPORATED BY REFERENCE None

LIVE VENTURES INCORPORATED
FORM 10-K
For the year ended September 30, 2023
i

As used in this Annual Report on Form 10-K (this “Form 10-K”), unless otherwise stated or the context otherwise requires, references to “we,” “us,” “our,” the “Company,” “Live Ventures” and similar references refer collectively to Live Ventures Incorporated and its subsidiaries.
ii

Forward-Looking Statements
This Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements because they contain words such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates,’’ or ‘‘anticipates’’ or similar expressions that concern our strategy, plans, or intentions. Any statements we make relating to our future operations, performance and results, anticipated liquidity, or ongoing business strategies or prospects and possible Live Ventures’ actions, are forward-looking statements.

This report, including any information incorporated by reference in this report, contains forward-looking statements. The Company also may make forward-looking statements in other documents that are filed or furnished with the SEC. In addition, the Company may make forward-looking statements orally or in writing to investors, analysts, members of the media, or others.

All forward-looking statements, by their nature, are subject to assumptions, risks and uncertainties that may change at any time and many of which are beyond the Company's control. You should not rely on any forward-looking statement as a prediction or guarantee about the future. Actual future objectives, strategies, plans, prospects, performance, conditions, or results may differ materially from those set forth in any forward-looking statement. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.

Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-K are disclosed in Item 1-Business, Item 1A – Risk Factors and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. While no list of assumptions, risks, or uncertainties could be complete, some of the factors that may cause actual results or other future events, circumstances, or aspirations to differ from those in forward-looking statements include:
•competitive and cyclical factors relating to our businesses;
•specifically with respect to our Flooring Manufacturing segment, dependence on key customers and availability of raw materials;
•specifically with respect to our Steel Manufacturing segment, the availability of raw material suppliers;
•requirements of and our access to capital;
•requirements of our lenders;
•our ability to continue to make acquisitions and to successfully integrate and operate acquired businesses;
•risks of downturns in general economic conditions and in the floor covering and retail industries that could affect our business segments;
•technological developments;
•our ability to attract and retain key personnel;
•product liabilities in excess of insurance;
•changes in governmental regulation and oversight;
•current federal regulatory issues and policies;
•domestic or international hostilities and terrorism; and
•the future trading prices of our common stock.
We caution you that the foregoing list of factors may not contain all of the factors that could cause actual results or other future events, circumstances, or aspirations to differ from those in forward-looking statements.

Any forward-looking statement made by the Company or on its behalf speaks only as of the date that it was made. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by applicable securities laws.

PART I

ITEM 1.    Business
Our Company
The “Company,” “Live Ventures,”, “Live”, “we,” “our,” and “us” are used interchangeably to refer to Live Ventures Incorporated and its subsidiaries, as appropriate in the context.
Live Ventures Incorporated (Nasdaq: LIVE) is a diversified holding company with a strategic focus on value-oriented acquisitions of domestic middle-market companies. Live Ventures’ acquisition strategy is industry agnostic and focuses on well-run, closely held businesses with a demonstrated track record of earnings growth and cash flow generation. The Company looks for opportunities to partner with management to build increased stockholder value through a disciplined buy-build-hold, long-term focused strategy. Live Ventures was founded in 1968 and later refocused under our Chief Executive Officer and strategic investor, Jon Isaac. The Company’s current portfolio of diversified operating subsidiaries includes companies in the textile, flooring, tools, steel, entertainment, and financial services industries.
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
Available Information
Live’s website, located at www.liveventures.com, provides additional information about us. On our website, anyone can obtain, free of charge, this year's and prior year's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all of our other filings with the SEC. Recent press releases and investor presentations are also available on our website. Live’s website also contains important information regarding our corporate governance practices. Information contained on our website is not incorporated into this Annual Report on Form 10-K.
Any information contained on our website or any other websites referenced in this Form 10-K is not incorporated by reference into this Form 10-K and should not be considered a part of this Form 10-K.
Products and Services
Retail-Entertainment Segment
Vintage Stock, Inc.
Vintage Stock, Inc. ("Vintage Stock") is an award-winning, specialty entertainment retailer with 70 storefronts across the U.S. Vintage Stock enjoys a wide customer base comprised of electronic entertainment enthusiasts, avid collectors, gamers, children, seniors and more. Vintage Stock offers a large selection of entertainment products including new and pre-owned movies, video games, and music products, as well as additional products, such as books, comics, toys and collectibles—all available in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells and trades new and pre-owned movies, music, video games, electronics and collectibles through various brand names including, Vintage Stock, Movie Trading Company, EntertainMart and V-Stock strategically positioned across Arkansas, Colorado, Idaho, Illinois, Kansas, Missouri, Nebraska, New Mexico, Oklahoma, Texas, and Utah. Stores range in size from 3,000 square feet to as large as 46,000 square feet, depending on market draw and population density. In addition to offering a wide array of products, Vintage Stock also offers services to customers, such as rentals, special orders, disc and video game hardware repair and more. Vintage Stock sells its new and used movies, video games, music, and toys through http://www.vintagestock.com. Vintage Stock’s “Cooler Than Cash” program is its customer-reward program. When Vintage Stock customers bring in items to sell, they have two options: (i) sell their pre-owned products for cash or (ii) opt for store credit and receive a 50% bonus.
Marketing
Vintage Stock markets its stores primarily via social media apps, SMS text messages, including, but not limited to, individual store and corporate Facebook and Twitter accounts. It has an approximately 900,000-customer list for distribution of its digital new release catalog and promotion of online and brick and mortar sales and coupons. Vintage

Stock also uses guerrilla marketing by partnering and setting up booths with movie theaters for blockbuster releases, various trade fairs, and school donations.
Market
According to the Entertainment Software Association (the “ESA”), today’s video games provide rich, engaging entertainment for players across all platforms. The 2022 Essential Facts About the Computer and Video Game Industry Report (the “Video Game Industry Report”) underscores how video games have evolved into a mass medium, noting that over 215 million adults in the United States play video games, and 69% of Americans have at least one gamer in their household. Today, two in three Americans play video games at least weekly, and nine in 10 players say they spend as much or more time playing now as they did at the pandemic’s peak.
According to the Video Game Industry Report, the average video game player is 33 years old. Ages 18-34 make up 36% in the age breakdown and 76% of all players are over 18. 65% of American adults play video games, an increase from 45% in 2015. 97% of American players view games as beneficial in some ways and 89% view games as useful for building skills. 88% of American players agree video games can bring different types of people together and 90% of American players agree video games can create accessible experiences for people with different abilities.
Competition
Vintage Stock’s industry is intensely competitive and subject to rapid changes in consumer preferences and frequent product introductions. Competition is based on the ability to adopt new technology, aggressive franchising, the establishment of brand names and quality of collections. It competes with mass merchants and regional chains; computer product and consumer electronics stores; other video game and PC software specialty stores; toy retail chains; direct sales by software publishers; and online retailers and game rental companies. However, it has established a presence in areas where it believe that it can take a greater portion of market share. It also competes with sellers of pre-owned and value video game products. Additionally, it competes with other forms of entertainment activities, including casual and mobile games, movies, television, theater, sporting events and family entertainment centers.
Retail-Flooring Segment
Flooring Liquidators, Inc.
The Company acquired Flooring Liquidators, Inc. (“Flooring Liquidators“) in January 2023. Flooring Liquidators is a leading retailer and installer of flooring, carpeting, cabinets, and countertops to consumers, builders, and contractors in California, operating 19 warehouse-format stores and design centers. Over the years, the company has established a strong reputation for innovation, efficiency and service in the home renovation and improvement market. Flooring Liquidators serves retail and builder customers through two businesses: retail customers through its Flooring Liquidators retail stores, and builder and contractor customers through Elite Builder Services, Inc. On June 2, 2023, Flooring Liquidators acquired certain fixed assets and other intangible assets of Cal Coast Carpets, Inc. (“Cal Coast”), and its Shareholders.
Products
Flooring Liquidators is the go-to destination for a comprehensive selection of flooring, cabinets, and countertops. Its extensive range includes top-quality imported options in hardwood, laminate, and vinyl categories, along with strong partnerships with renowned brands like Shaw/Coretec, Mohawk, MSI, Mannington, and more. With esteemed manufacturers such as Lions Flooring, Gaia, Phenix, Compass Hardwood, Johnson Hardwood, Republic, Eternity, and Koville on display, Flooring Liquidators provides its customers with access to the finest products available.
Market
Flooring Liquidators serves a diverse customer base consisting of homeowners, property managers, builders, and contractors. Homeowners have the flexibility to choose installation options, whether it's through the Flooring Liquidators team, their preferred installer, or a DIY approach. Its e-commerce platform offers cash and carry for most products, with exceptions made for customers within a specific radius of its retail stores.
Competition and Competitive Advantage
Flooring Liquidators’ primary competitors are big box brands like Home Depot and Lowes, as well as other prominent players such as Floor and Decor, LL Flooring, Empire, and regional flooring companies.

Flooring Liquidators’ competitive advantages are grounded in its commitment to providing the lowest prices on flooring, countertops, and a wide range of other products. It achieves this by directly sourcing materials from manufacturers and leveraging its efficient logistics capabilities. By eliminating unnecessary intermediaries, Flooring Liquidators can pass on cost savings to its customers, enabling it to offer premium products at competitive prices. This cost advantage sets it apart in the market, ensuring that its customers receive value for their investment. Furthermore, Flooring Liquidators’ effective logistics and warehousing operations play a pivotal role in its ability to deliver service. Through streamlined processes and attention to detail, Flooring Liquidators ensures that products are efficiently managed and readily available for its customers. This allows it to meet customer demands while maintaining high levels of quality and prompt delivery. Its focus on professionalism and operational excellence enables Flooring Liquidators to address its customers' needs with precision, reinforcing its reputation as a reliable and trusted provider.
Sales and Marketing
Flooring Liquidators’ success in attracting customers lies in its competitive pricing strategy, a driving force behind the increased traffic to its stores and website. The cost savings that it offers not only benefit its customers but also generates organic word-of-mouth marketing, amplifying its brand presence. To further expand its reach, it has expanded its social media footprint, utilizing platforms such as Facebook, Instagram, LinkedIn, and other channels. Additionally, its targeted paid search advertising leverages co-op funds from manufacturers, creating impactful co-branded campaigns. Adhering to a lean marketing approach, Flooring Liquidators carefully allocates its advertising budget, ensuring every dollar spent yields a return on investment. Continual monitoring allows it to maintain tight control over campaigns, avoiding any significant missteps that may hinder performance.
Flooring-Manufacturing Segment
Marquis Industries, Inc.
Marquis Industries, Inc. (“Marquis”) is a leading carpet manufacturer and a manufacturer of innovative yarn products, as well as a reseller of hard surface flooring products. Over the last decade, Marquis has been an innovator and leader in the value-oriented polyester carpet sector. Marquis focus on the residential, niche commercial, and hospitality end-markets and serve thousands of customers.
Since commencing operations in 1995, Marquis has built a strong reputation for outstanding value, styling, and customer service. Our innovation has yielded products and technologies that differentiate its brands in the flooring marketplace. Marquis’ state-of-the-art operations enable high quality products, unique customization, and short lead-times.
On September 20, 2023, Marquis acquired the Harris Flooring Group® brands from Q.E.P., a designer, manufacturer, and distributor of a broad range of best-in-class flooring and installation solutions for commercial and home improvement projects. Specifically, Marquis acquired the Harris Flooring Group brands, inventory, and book of business and retained most sales representatives.
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

At September 30, 2023, Marquis operated its business through ten brands, each specializing in a distinct area of the business. Marquis’ flooring source division is the largest of all of the brands. The following is a breakdown of each brand and the specialized products sold:

Brands	Products and/or Services
Artisans Hospitality	Carpets to commercial and hospitality markets
Astro Carpet Mills	Specialty printed carpet to the entertainment industry and artificial turf
Better Backers Finishing	Commission carpet coating and finishing services
Constellation Industries	Contract commission printing
Gulistan Floorcoverings	All forms of floor covering to residential dealers featuring patterned and branded carpets
Kraus	Carpet tile to the commercial and main street markets and vinyl and rigid core flooring
Lonesome Oak	Residential carpet to dealers featuring PET and Nylon specials
Lonesome Oak Manufactured Housing	All forms of floor covering to manufactured housing factories
Marquis Industries	All forms of floor covering to dealers and home centers
Naturally Aged Flooring	High End Hardwood Flooring
Omega Pattern Works	Specialty printed carpet to the entertainment industry (bowling alleys, fun centers, movie theaters, and casinos)
Products
Carpets & Rugs
Marquis produces innovative residential and commercial floorcovering products. Marquis offers over 200 running line styles under four brands, Marquis, Gulistan and Lonesome Oak, and Kraus, each of which provide quality and value. Marquis products feature high twist yarns produced with ultra-soft fibers, or high-performance commercial fibers, and are designed to perform well in high traffic areas.
The Marquis, Kraus, and Naturally Aged Flooring product lineup includes products designed for both residential and commercial end uses. Marquis’s product offering has remained on the cutting edge of this rapidly evolving segment of the flooring industry and will continue to be an innovator in new technology and design. Marquis Hard Surface currently offers engineered hardwood, dry-back, loose lay vinyl plank, click-and-lock rigid core plank and tile, and rolls of sheet vinyl flooring.
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
Industry and Market
Marquis is an integrated carpet manufacturer and distributor of carpet and hard-surface flooring within a fragmented industry composed of a wide variety of companies from small privately held firms to large multinationals. In 2022, the U.S. floor covering industry had an estimated $37.6 billion in sales.
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

Market
Carpet and Rugs
The carpet and rug industry had shipments of approximately $12.7 billion in 2022. The carpet and rugs industry has two primary markets, residential and commercial, with the residential market making up the largest portion of the industry. The industry has two primary sub-markets, replacement and new construction, with the replacement market making up the larger portion of the sub-markets. Approximately 56.7% of industry shipments are made in response to residential replacement demand.
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
Hard Surfaces
Hard flooring surfaces, such as ceramic, luxury vinyl tile, hardwood, stone, and laminate, had shipments of approximately $24.9 billion in 2022. As with carpet and rugs, the market is split between residential and commercial and replacement and new construction, with residential replacement being the largest segment of the market.
Competition
The North American flooring industry is highly competitive with an increasing variety of product categories, shifting consumer preferences and pressures from imported products, particularly in the rug and hard surface categories. Marquis competes with other flooring manufacturers and resellers. Marquis is a fully integrated carpet mill, and, as a result, is able to produce carpet at the lowest cost possible for its target price point. Marquis is a one-stop shop for soft and hard surface products, allowing its customers to save time and receive quality service. Marquis offers innovative products and has quick turnaround times, turning a new product in two weeks from order to delivery. The principal methods of competition are service, quality, price, product innovation and technology. Marquis’ lean operating structure, plus investments in manufacturing equipment, computer systems and marketing strategy, contributes to its ability to provide value on the basis of performance, quality, style and service.
Raw Materials and Suppliers
Marquis believes that it will have access to an adequate supply of raw material on satisfactory commercial terms for the foreseeable future, as it is not dependent on any single supplier. It expects to receive adequate supply to service new and existing customers.
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
Manufacturing
Marquis has multiple manufacturing facilities with state-of-the-art equipment in all phases of its vertically integrated production, from extrusion of yarn-to-yarn processing to tufting and finishing carpet. Marquis manufactures high quality products and offers unique customization with short lead-times. Marquis’ investment in new yarn extrusion capacity will allow expansion into new markets while reducing production costs. The new equipment allows Marquis to reduce production costs and increase margins.
Marketing
Marquis has a team of approximately 75 full-time salespeople, who deepen customer relationships throughout its markets.

Steel-Manufacturing Segment
Precision Industries, Inc.
The Company acquired Precision Industries, Inc. (“Precision Marshall”) in July 2020. Precision Marshall is the North American leader in providing and manufacturing pre-finished de-carb-free tool and die steel. For over 75 years, Precision Marshall has served steel distributors through quick and accurate service. Precision Marshall has led the industry with availability and value-added processing that saves distributors time and processing costs.
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
The Kinetic Co., Inc.
In June 2022, Precision Marshall acquired The Kinetic Co., Inc. (“Kinetic”). Kinetic is a highly recognizable and regarded brand name in the production of industrial knives and hardened wear products for the tissue and metals industries and is known as a one-stop shop for in-house grinding, machining, and heat-treating. Kinetic is headquartered in Greendale, Wisconsin. Kinetic manufactures more than 90 types of knives and numerous associated parts with modifications and customizations available to each. Kinetic employs approximately 100 non-union employees.
Precision Metal Works, Inc.
On July 20, 2023, the Company acquired Precision Metal Works, Inc. (“PMW”). Founded in 1947, Louisville, Kentucky-based PMW manufactures and supplies highly engineered parts and components across 400,000 square feet of manufacturing space in Kentucky. It offers world-class metal forming, assembly, and finishing solutions in the automotive and appliance industries. PMW ships in excess of 35 million stampings and assemblies per year.
Products
Precision Industries, Inc.
Deluxe Alloy Plate
Precision Marshall provides three alloy plate products in sizes from 1/4 inch to 8 inches in thickness. These decarb-free heat treated, and annealed plates are square and within a .020 tolerance on the surface allowing distributors to save cutting time, kerf loss and machining time.
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
Drill Rod
Nine grades with approximately 1,000 diameter/grade combinations of polished round bars in lengths of 36, 72, and 144 inches are available for immediate shipment from the national distribution center.

The Kinetic Co., Inc.
Kinetic manufactures and sells steel perforation blades and tungsten carbide anvils for paper or tissue-converting machinery, fly knives for napkin folding machinery, cut-off blades for diaper machinery, wrapper knives for tissue, film, and foil wrapping machines, chopper blades used in tissue, towel, and printing machinery, and tube and core cutter blades, core saws, slitters, slitter anvils, sheeted knives, pulp cutters, guillotine blades, roll splitter blades to the tissue/paper industry. Kinetic also manufactures profile knives, shear blades, scrap choppers, and side trimmers for the steel industry.
Precision Metal Works, Inc.
PMW manufactures and sells metal stampings and stamped part assemblies for assembly into consumer and commercial appliances and automotive tier one customers. The products are highly custom and manufactured on customer owned tools for a specific application. Products range from flat sheet metal blanks, appliance interior and show components such as fan shrouds, hinge assemblies, and refrigerator mullions. Automotive customers purchase structural components such as transmission support cross members, frame brackets, hinge components. PMW has hundreds of unique tools producing hundreds of different parts.
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
The Kinetic Co., Inc.
Kinetic primarily serves three industries or market segments, which include the tissue industry, steel industry, and contract work. The majority of Kinetic's revenues are derived from replacement knives or products specifically designed and manufactured to replace wear parts on cutting equipment. Kinetic has a strong reputation and is a respected brand in the industries it serves. Kinetic differentiates itself from its competition by being a one-stop-shop for grinding, machining, and heat treating. Much of the work done by Kinetic is specialized and its customers demand high quality and reliable products to keep production lines running. Kinetic has a customer base consisting of approximately 800 customers that is diversified, broad and stable. Ninety-five percent of Kinetic's revenues are from sales to companies located in the U.S.
Precision Metal Works, Inc.
PMW is part of the metal stamping industry that supplies complex components to the appliance and transportation industries. The primary process involves converting metal sheet into complex shapes using custom tooling specifically designed for those components. In addition, PMW has a powder coating process that applies a thin coat of paint and bakes the powder to form an aesthetically pleasing surface that is visible to the end user and also prevents corrosion on the surface of the metal. PMW has full engineering, tooling and project management support for all phases of the development and manufacturing process. The market is large and highly specialized since no two stampings are the same. PMW works with large customers in the appliance and tier one automotive industry. Relationships are long and highly integrated.
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

Precision Ground Flat Stock
The Precision Ground Flat Stock market provides refined tool steel, alloy and stainless flat bars that are used to make tools, dies, holder blocks and industrial knives across all North American Manufacturing categories. Offering tight tolerances and a line ground finish, this product saves tool and die makers time and money by the off-the-shelf product being closer to the finished tool, die or industrial knife.
Drill Rod
Drill Rod are tight tolerance pre-hardened round bars below two inches in diameter used in punching presses and screw applications.
The Kinetic Co., Inc.
The largest industry served by Kinetic is the tissue industry with in excess of 400 customers. Kinetic also serves 200 steel mills or steel service centers across the US and Canada. The contract business at Kinetic is a catchall segment consisting of a wide range of products and services ranging from plate grinding or milling for customers to countless specialized needs for companies that require precision machining, grinding and heat treat applications.
Precision Metal Works, Inc.
Brackets and Structural Stampings
Appliance manufacturers are the largest customers and longest-lasting relationships for PMW. It serves both the largest and second largest appliance manufacturers in North America. PMW also provides brackets and structural components to the automotive industry tier one assembly plants. Parts can have fasteners integrated into the design that are assembled in the tool. Components are unique to the customer and are produced to a forecast and firm release.
Powder Coated and Decorative Stamping
PMW produces Class A and Class B show surface powder coated stamping for appliance manufacturers. The parts range from hinge assemblies to oven control panel frames and brushed metal vent covers. These are all produced to order on custom tooling.
Stainless Steel Exhaust
PMW produces housing and heat shield components for tier one heavy truck exhaust systems. These are heavy metal stampings made from stainless steel.
Competition
Precision Industries, Inc.
The tool and die steel market in North America is highly competitive and requires a significant investment in inventory, manufacturing, and service infrastructure. There are several long-standing competitors in each product segment. Precision Marshall competes through speed of service by having high inventory availability and an easy to purchase customer experience.
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
Precision Metal Works, Inc.
The industry is made up of many small and midsized stampers that service appliance, automotive, aerospace, medical, and other markets. Competition is based on expertise, price, quality, location and customer service. Metal stampings are generally heavy and large so shipping long distances or from overseas is not generally cost effective. Many of our customers have the ability to produce metal stampings however it is not the focus of their business. These are some of our many competitors; Challenge Manufacturing, Choice Fabricators Inc., Stone City Products Inc., Big Rapids Products., UltraTech.
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
Precision Metal Works, Inc.
Metal suppliers are generally contracted by our customers as part of larger purchase. Automotive original equipment manufacturers usually source directly with the steel mills and pass the pricing down to the tier one and on to PMW. Large appliance manufacturers direct PMW where to purchase the steel from for each specific part. PMW does have freedom to select suppliers for some items such as paint or cardboard.
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
The Kinetic Co., Inc.
Kinetic distributes all of its products from its Greendale, Wisconsin headquarters facility. Kinetic carries some finished goods inventory from its headquarters or at a warehouse facility in Milwaukee, Wisconsin. The majority of Kinetic products are manufactured in Greendale and shipped upon completion. The Kinetic sales team consists of direct salespeople comprised of both employee Territory Sales Managers and outside sales representatives. This team of salespeople calls on customers and prospects located throughout the US. Kinetic also has a seasoned six-person inside sales team which is specialized in the market, and offers tremendous technological knowledge and insight to its customers.
Precision Metal Works, Inc.
PMW ships from facilities in Louisville and Frankfort Kentucky directly to its customers. Product is FOB its dock. All product is built to firm orders. All customers require orders, shipping and invoicing through EDI. PMW has a VP of Business Development that works with current and new customers. Quotations are managed by the Cost Estimator through the tooling engineering group. The VP of Engineering and the engineering staff are integral to the quotation process with direct contact with the customers. Customers are throughout North America and Mexico with a heavy concentration of less than 400 miles of our plant.
Corporate and Other Segment
Our corporate and other segment consists of certain corporate general and administrative costs and operations of certain legacy product and service offerings for which we are no longer accepting new customers.
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
Human Capital Resources
As of September 30, 2023, we had approximately 1,751 employees, of whom approximately 1,424 were full-time employees, in the United States. We employ both unionized and non-unionized employees and believe we have a good relationship with all employees. We recognize that attracting, motivating and retaining talent at all levels is vital to continuing our growth and success. We offer industry-competitive wages and benefits; we are committed to maintaining a workplace environment that promotes employee productivity and satisfaction.
ITEM 1A.    Risk Factors
In the following paragraphs, the Company describes some of the principal risks and uncertainties that could adversely affect its business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in the Company. These risks and uncertainties, however, are not the only ones faced by the Company. Other risks and uncertainties that are not presently known to the Company that it has failed to identify, or that it currently considers immaterial may adversely affect the Company as well. Except where otherwise noted, the risk factors address risks and uncertainties that may affect the Company as well as its subsidiaries. These risk factors should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Financial Statements located in Item 8 of this Form 10-K.
RISKS RELATING TO OUR COMPANY GENERALLY
Our results of operations could fluctuate due to factors outside of our control.
Our operating results have historically fluctuated significantly, and we could continue to experience fluctuations or declining operating results due to factors that may or may not be within our control. Such factors include the following:
•fluctuating demand for our products and services;
•changes in economic conditions and the amount of consumers’ discretionary spending;
•changes in technologies favored by consumers;
•customer refunds or cancellations;
•our ability to continue to bill our customers through existing means;
•market acceptance of new or enhanced versions of our services or products;
•new product offerings or price competition (or pricing changes) by us or our competitors;
•with respect to our retail segment, the opening of new stores by competitors in our markets;
•with respect to our manufacturing segment, changes in import tariffs;
•the amount and timing of expenditures for the acquisition of new businesses and the expansion of our operations, including the hiring of new employees, capital expenditures, and related costs (including wage cost increases due to historically low unemployment rates and staffing shortages in certain industries);
•inflationary trends, including recent steep increases in the costs of consumer goods (as measured by CPI), including rising prices for gasoline, may dampen consumer spending at our retail establishments;
•the COVID-19 pandemic and the resulting adverse economic conditions the pandemic has had and may continue to have on our business, financial condition and results of operations;
•technical difficulties or failures affecting our technical and operating systems in general; and
•the fixed nature of a significant amount of our operating expenses.
Our obligations under our consolidated indebtedness are significant.
As of September 30, 2023, we had approximately $152.8 million of total consolidated principal indebtedness outstanding consisting of (in 000's):

Notes Payable
Revolver loans	$56,779
Equipment loans	15,486
Term loans	14,290
Other notes payable	15,789
Subtotal notes payable	102,344

Related Party Notes Payable
Isaac Capital Group, LLC, 12.5% interest rate, matures May 2025	$2,000
Spriggs Investments, LLC, 10% interest rate, matures July 2024	2,000
Spriggs Investments, LLC for Flooring Liquidators, 12% interest rate, matures July 2024	1,000
Isaac Capital Group, LLC revolver, 12% interest rate, matures April 2024	1,000
Isaac Capital Group, LLC for Flooring Liquidators, 12% interest rate, matures January 2028	5,000
Subtotal related party notes payable	11,000

Sellers Notes Payable - Related Party
Seller of Flooring Liquidators, 8.24% interest rate, matures January 2028	34,000
Seller of PMW, 8.0% interest rate, matures July 2028	2,500
Seller of Kinetic, 7.% interest rate, matures September 2027	3,000
Subtotal sellers notes payable	39,500
Total indebtedness	$152,844
These financial obligations may have significant negative consequences for us, including:
•limiting our ability to satisfy our obligations;
•increasing our vulnerability to general adverse economic and industry conditions;
•limiting our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate;
•placing us at a competitive disadvantage compared to competitors that have less debt;
•increasing our vulnerability to, and limiting our ability to react to, changing market conditions, changes in our industry and economic downturns;
•limiting our ability to obtain additional financing to fund working capital requirements, capital expenditures, debt service, acquisitions, general corporate or other obligations;

•subjecting us to a number of restrictive covenants that, among other things, limit our ability to pay dividends and distributions, make acquisitions and dispositions, borrow additional funds and make capital expenditures and other investments;
•restricting our and our wholly-owned subsidiaries ability to make dividend payments and other payments;
•limiting our ability to use operating cash flow in other areas of our business because we must dedicate a significant portion of these funds to make principal and/or interest payments on our outstanding debt;
•exposing us to interest rate risk due to the variable interest rate on borrowings under certain of our credit facilities; and
•causing our failure to comply with the financial and restrictive covenants contained in our current or future indebtedness, which could cause a default under such indebtedness and which, if not cured or waived, could have a material adverse effect on us.
Because of our floating rate credit facilities, we may be adversely affected by interest rate changes.
Our financial position may be affected by fluctuations in interest rates, as our floating rate credit facilities are subject to floating interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. Due to our current borrowings under our floating rate credit facilities, or if we were to increase our floating rate credit borrowings, an increase in interest rates could have an adverse effect on our financial condition and results of operations. As of the year ended September 30, 2023, our amount of floating rate credit borrowings was approximately $56.8 million.
If we do not effectively manage our growth and business, our management, administrative, operational, and financial infrastructure and results of operations may be materially and adversely affected.
We have expanded our Company over the past few years through the acquisition of different businesses in different industries. We intend to acquire additional businesses (possibly in different sectors) in the future. Significant expansion of our present operations will be required to capitalize on potential growth in market opportunities, will require us to add additional management personnel, and will require us to continue to upgrade our financial and management systems and controls and information technology infrastructure. Any further expansion will also place a significant strain on our existing management, operational, and financial resources. Additionally, due to changing conditions in financial markets, financing may be more difficult or expensive to obtain at rates and terms that are acceptable to the Company.
Although we currently have no material long-term need for capital expenditures at our existing operating subsidiaries, we will likely be required to make increased capital expenditures to fund our anticipated growth of operations, infrastructure, and personnel. In the future, we may need to seek additional capital through the issuance of debt (including convertible debt) or equity, depending upon the results of our operations, market conditions, or unforeseen needs or opportunities. Our future liquidity and capital requirements will depend on numerous factors, including:
•the pace of expansion of our operations;
•our response to competitive pressures; and
•future acquisitions of complementary products, technologies or businesses.
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
Various federal and state employment and labor laws and regulations govern our relationships with our employees. These laws and regulations relate to matters, such as employment discrimination, wage and hour laws, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules, healthcare laws and regulations (including with respect to the COVID-19 pandemic), and anti-discrimination and anti-harassment laws. Complying with these laws and regulations subjects us to substantial expense and non-compliance could expose us to significant liabilities. We have previously been subject to litigation regarding certain of these matters and may be subject to similar cases in the future. We could suffer losses from these and similar cases, and the amount of such losses or costs could be significant. In addition, several states and localities in which we operate (as well as the federal government) have from time-to-time enacted minimum wage increases, changes to eligibility for overtime pay, changes to paid sick leave, changes to mandatory vacation accruals, and changes to other similar requirements. These changes have increased our labor costs and may have a further negative impact on our labor costs in the future.
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
We may decide to initiate litigation in order to enforce our intellectual property rights or to determine the validity and scope of our proprietary rights. Any such litigation could result in substantial expense and may not adequately protect our intellectual property rights. In addition, we may be exposed to future litigation by third parties based on claims that our products or services infringe or misappropriate their intellectual property rights. Any such claim or litigation against us, whether or not successful, could result in substantial costs and harm our reputation. In addition, such claims or litigation could force us to do one or more of the following:
•cease selling or using any of our products and services that incorporate the subject intellectual property, which would adversely affect our revenue;
•attempt to obtain a license from the holder of the intellectual property right alleged to have been infringed or misappropriated, which license may not be available on reasonable terms, if at all; and

•attempt to redesign or, in the case of trademark claims, rename our products or services to avoid infringing or misappropriating the intellectual property rights of third parties, which may be costly and time-consuming and fail to gain market acceptance.
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
We collect and store confidential information with respect to our customers and employees. A compromise of our data security systems or those of businesses with which we interact could result in information related to our customers or employees being obtained by unauthorized persons. Any such breach of our systems could lead to fraudulent activity resulting in claims and lawsuits against us or other operational problems or interruptions in connection with such breaches. Any breach or unauthorized access in the future could result in significant legal and financial exposure and damage to our reputation that could potentially have an adverse effect on our business. While we also seek to obtain assurances that others with whom we interact will protect confidential information, there is a risk the confidentiality of data held or accessed by others may be compromised. If a compromise of our data security or function of our computer systems or website were to occur, it could have a material adverse effect on our operating results and financial condition, cash flows and liquidity and possibly, subject us to additional legal, regulatory and operating costs and damage our reputation in the marketplace.
Also, the interpretation and enforcement of data protection laws in the United States and abroad are uncertain and, in certain circumstances, contradictory. These laws may be interpreted and enforced in a manner that is inconsistent with our policies and practices. If we are subject to data security breaches or government-imposed fines, we may have a loss in sales or be forced to pay damages or other amounts, which could adversely affect profitability, or be subject to substantial costs related to compliance.
Tax matters, including the changes in corporate tax rates, disagreements with taxing authorities and imposition of new taxes could impact our results of operations and financial condition.
We are subject to income and other taxes in the U.S. and our operations, plans and results are affected by tax and other initiatives.
We are also subject to regular reviews, examinations, and audits by the Internal Revenue Service and other state and local taxing authorities with respect to our tax filings. Although we believe our tax estimates are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties. There can be no assurance that payment of such additional amounts upon final adjudication of any disputes will not have a material impact on our results of operations and financial position.
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

On October 1, 2021, the Company Defendants and third-party defendants moved to dismiss the SEC complaint. On September 7, 2022, the court denied the Company Defendants’ motion to dismiss, but granted one of the third-party defendant’s motions to dismiss, granting the SEC leave to file an amended complaint. On September 21, 2022, the SEC filed an amended complaint to which the Company Defendants filed an answer on October 11, 2022, denying liability. The court subsequently entered a discovery scheduling order and the parties exchanged initial disclosures. The parties participated in a mediation in June 2023. The mediation was not successful and the case is currently in the midst of discovery. Discovery deadlines have been extended because counsel for JanOne and Virland Johnson moved to withdraw on August 18, 2023, which motion the court granted on October 2, 2023. JanOne and Virland Johnson have until January 4, 2024, to obtain new counsel, after which time the Company anticipates depositions will commence.

The SEC complaint has been costly to defend and has and may continue to divert our management personnel from their normal responsibilities. Further, we may not prevail in the SEC complaint. An adverse determination of the SEC complaint against any of the Company Defendants – including the Company and certain of our executive officers – could require us to pay substantial fines and damages, could restrain certain executive officers from providing director and officer services to the Company, and could negatively affect our reputation, financial condition, results of operations and cash flows.
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
The acquisition of a company or business is accompanied by a number of risks, including:
•failure of due diligence during the acquisition process;
•adverse short-term effects on reported operating results;
•the potential loss of key partners or key personnel in connection with, or as the result of, a transaction;
•the impairment of relationships with clients of the acquired business, or our own customers, partners or employees, as a result of any integration of operations or the expansion of our offerings;

•the recording of goodwill and intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;
•the diversion of management’s time and resources;
•the risk of entering into markets or producing products where we have limited or no experience, including the integration or removal of the acquired or disposed products with or from our existing products; and
•the inability properly to implement or remediate internal controls, procedures and policies appropriate for a public company at businesses that prior to our acquisition were not subject to federal securities laws and may have lacked appropriate controls, procedures and policies.
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
Our acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities or convertible debt securities, significant write-downs of goodwill, and other intangible assets and exposure to undisclosed or potential liabilities of the acquired companies. To the extent that the goodwill arising from the acquisitions carried on the financial statements does not pass the goodwill impairment test, excess goodwill will be charged to, and reduce, future earnings.
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
RISKS RELATED TO OUR RETAIL-ENTERTAINMENT AND RETAIL-FLOORING SEGMENTS
Economic conditions in the U.S. could adversely affect demand for the products we sell.
Sales of products are driven, in part, by discretionary spending by consumers. Consumers are typically more likely to make discretionary purchases, including purchasing movies, games, music, flooring, and other discretionary products when there are favorable economic conditions. Consumer spending may be affected by many economic factors outside of our control, such as a decline in consumer confidence in current and future economic conditions, levels of employment, consumer debt levels, and inflation. These and other economic factors could negatively impact our business, results of operations and financial condition.
Technological advances in the delivery and types of video, video games and PC entertainment software, as well as changes in consumer behavior related to these new technologies, could lower sales.
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
As a seller of certain consumer products, we are subject to various federal, state, and local laws, regulations, and statutes related to product safety and consumer protection.
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
Some of our suppliers rely on foreign sources to manufacture a portion of the products or raw materials that we purchase from them. As a result, any event causing a disruption of imports, including natural disasters, supply chain disruptions or the imposition of import restrictions or trade restrictions in the form of tariffs or quotas, could increase the cost and reduce the supply of products available, which could lower their sales and profitability and, indirectly, ours.
If we are unable to renew or enter into new leases on favorable terms, our revenue growth may decline.
All of our retail stores are located in leased premises. If the cost of leasing existing stores increases, we can't be certain that we will be able to maintain its existing store locations as leases expire. In addition, we may not be able to enter into new leases on favorable terms or at all, or may not be able to locate suitable alternative sites or additional sites for new store expansion in a timely manner. Its revenues and earnings may decline if it fails to maintain existing store locations, enter into new leases, locate alternative sites, or find additional sites for new store expansion.
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
Results of operations may fluctuate from quarter to quarter depending upon several factors, some of which are beyond our control. These factors include, but are not limited to:
•the timing and allocations of new product releases;
•the timing of new store openings or closings;

•shifts in the timing or content or certain promotions or service offerings;
•the effect of changes in tax rates in the jurisdictions in which we are operating;
•acquisition costs and the integration of companies we acquire or invest in; and
•the costs associated with the exit of unprofitable markets or stores.
These and other factors could affect its business, financial condition and results of operations, cash flows and liquidity, and this makes the prediction of our financial results on a quarterly basis difficult. Also, it is possible that our quarterly financial results may be below the expectations of public market analysts.
Failure to manage our new store openings effectively could lower our sales and profitability.
Our growth strategy depends in part upon opening new stores and operating them profitably. Their ability to open new stores and operate them profitability depends upon a number of factors, some of which may be beyond our control. These factors include the ability to:
•identify new store locations, negotiate suitable leases and build out the stores in a timely and cost-efficient manner;
•hire and train skilled associates;
•integrate new stores into existing operations; and
•increase sales at new store locations.
If we fail to manage new store openings in a timely and cost-efficient manner, our growth or profits may decrease.
If our management information systems fail to perform or are inadequate, our ability to manage our business could be disrupted.
We rely on computerized inventory and management systems to coordinate and manage the activities in our stores and distribution centers. We use inventory replenishment systems to track sales and inventory. Our ability to rapidly process incoming shipments of new products and deliver them to all of our stores enables us to meet peak demand and replenish our stores to keep them in stock at optimal levels and to move inventory efficiently. If our inventory or management information systems fail to perform these functions adequately, our business could be adversely affected. In addition, if operations in any of our distribution centers were to shut down or be disrupted for a prolonged period of time or if these centers were unable to accommodate the continued store growth in a particular region, our business would suffer.
We may record future goodwill impairment charges or other asset impairment charges which could negatively impact our future results of operations and financial condition.
We have previously recorded significant goodwill. Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets which we review both on an annual basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination is made that a significant impairment in value of goodwill, other intangible assets, or long-lived assets has occurred, such determination could require us to impair a substantial portion of our assets. Asset impairments could have a material adverse effect on our financial condition and results of operations.
Specific to our Retail-Flooring Segment
The floor covering industry may face supply chain restrictions based upon legislation enacted limiting imports from certain global regions.
The Uyghur Forced Labor Prevention Act (the “UFLPA”), effective June 21, 2022, provides a rebuttable presumption that goods mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region of the People's Republic of China are prohibited from U.S. importation. Imports of polyvinyl chloride (“PVC”), a major component in the production of luxury vinyl flooring and sourced from the Xinjiang region, may be examined pursuant to the UFLPA under the presumption it was produced using forced labor. A disruption in the import of PVC could have an impact on our supply chain and inventory levels, thereby negatively impacting our operating results.
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
The floor covering industry is highly competitive. Marquis faces competition from a number of manufacturers and independent distributors, many of whom have greater financial and operational resources than it. Maintaining its competitive position may require substantial investments in its product development efforts, manufacturing facilities, distribution network, and sales and marketing activities. Competitive pressures may also result in decreased demand for our products or force it to lower its prices. Moreover, a strong U.S. dollar, combined with lower fuel costs, may contribute to more attractive pricing for imports that compete with Marquis’ products, which may put pressure on its pricing. The occurrence of one or more of these factors could materially adversely affect its business, financial condition, and results of operations and, indirectly, ours.
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
Our steel manufacturing segment and other steel producers have periodically faced problems obtaining sufficient raw materials in a timely manner, and sometimes at all, due to a limited number of suppliers, delays, defaults, severe weather conditions, force majeure events (including public health crises, such as the COVID-19 pandemic and global supply chain issues and disruptions), shortages, or transportation problems (such as shortages of barges, vessels, rail cars or trucks, or disruption of rail lines, waterways, or natural gas transmission lines), resulting in production curtailments. As a result, we may be exposed to risks concerning pricing and availability of raw materials from third parties, as well as supply and logistics constraints moving its own raw materials to its plants. In addition, if the already limited number of suppliers consolidate, it would limit our steel manufacturing segment’s negotiating power for raw material purchases.
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
Our steel manufacturing segment depends on skilled or trainable drug-free labor for the manufacture of its products. Its continued success depends on the active participation of its key employees. Our steel manufacturing segment, like other companies that rely on a trained blue-collar workforce, receives pressure from other manufacturers regarding the labor pool. Our steel manufacturing segment, aside from competing with other manufacturers, also competes with non-industrial blue-collar professions for labor. Should a significant employer move into our geographical area, such employer could draw from the current labor pool and require a substantial increase in training expense.
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
We face risks relating to changes in U.S. and foreign tariffs, trade agreements, laws, and policies
Our steel manufacturing segment’s business depends on manufacturing products in North America. If tariffs were to rise disproportionally on raw materials compared to finished goods, we would be at risk for manufacturers to cease purchasing the products from it and instead purchasing products from third parties who are not subject to such tariffs, trade agreements, laws, and/or policies.
The steel industry is highly cyclical, which may have an adverse effect on our results of operations.
Steel consumption is highly cyclical and generally follows economic and industrial conditions both worldwide and in regional markets. This volatility makes it difficult to balance the procurement of raw materials and energy with global steel prices, our steel production and customer product demand. Our steel manufacturing segment has implemented strategic initiatives to produce more variable results during periods of economic and market downturns; but, this may not be enough to mitigate the effect that the volatility inherent in the steel industry has on our results of operations.
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
Steel producers in the U.S., along with their customers and suppliers, are subject to numerous federal, state, and local laws and regulations relating to the protection of the environment. These laws and regulations concern the generation, storage, transportation, disposal, emission or discharge of pollutants, contaminants and hazardous substances into the environment, the reporting of such matters, and the general protection of public health and safety, natural resources, wildlife and the environment. Steel producers in the European Union ("EU") are subject to similar laws. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. Additionally, compliance with certain state and local requirements could result in substantially increased capital requirements and operating costs. Compliance with current or future regulations could entail additional costs for additional systems and could have a negative impact on our results of operations and cash flows. Failure to comply with the requirements may result in administrative, civil, and criminal penalties, revocation of permits to conduct business or construct certain facilities, substantial fines or sanctions, enforcement actions (including orders limiting our operations or requiring corrective measures), natural resource damages claims, cleanup and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws, regulations, codes and common law. The amount and timing of environmental expenditures is difficult to predict, and, in some cases, liability may be imposed without regard to contribution or to whether we knew of, or caused, the release of hazardous substances.

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
Increasing pressure to reduce greenhouse gas (GHG) emissions from steelmaking operations to comply with U.S. and EU regulations as well as societal expectations could increase costs to manufacture future raw materials or reduce the amount of materials being manufactured.
Precision Marshall relies on raw material sources in the EU and U.S. Tightening of those requirements in the EU and/or sources in the U.S. could deter steel produces from producing the raw material for our products or result in significant price increases of our raw material.
GENERAL RISK FACTORS
We depend on key persons and the loss of any key person could adversely affect our operations.
The future success of our business is dependent on our senior leadership team members. Our senior leadership team members have extensive sales and marketing, engineering, product development, manufacturing and finance backgrounds in the various industries our subsidiaries operate. If one or more of our key personnel are unable or unwilling to continue in their present positions, we may not be able to easily replace them, and we may incur additional expenses to recruit and train new personnel. The loss of our key personnel could severely disrupt our business and its financial condition and results of operations could be materially and adversely affected. We cannot assure investors that we will be able to attract or retain the key personnel needed to achieve our business objectives.
Adverse developments in our ongoing legal proceedings or future legal proceedings could have a material adverse effect on our business operations and prospects, reputation, financial condition, results of operations, or stock price.
We have been, and may continue to be subject to investigations, arbitration proceedings, audits, regulatory inquiries and similar actions, including matters related to intellectual property, employment, securities laws, disclosures, tax, accounting, class action and product liability, as well as regulatory and other claims related to our business and our industry, which we refer to collectively as legal proceedings. We cannot predict the outcome of any particular proceeding, or whether ongoing investigations will be resolved favorably or ultimately result in charges or material damages, fines or other penalties, enforcement actions, bars against serving as an officer or director, or regulation by the SEC, or civil or criminal proceedings against us or members of our senior management.
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
As of December 11, 2023, Isaac Capital Group LLC (“ICG”), together with Jon Isaac, our President and CEO and the President and sole member of ICG, control approximately 48.8% of the outstanding voting power of our company (assuming the exercise of all outstanding and exercisable warrants held by them). Jon Isaac has the sole power to vote the shares of our common stock owned by ICG. As a result, Jon Isaac, both individually and through ICG, is able to exercise significant influence over all matters that require us to obtain stockholder approval, including the election of directors to our Board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our Company or its assets. Moreover, such a concentration of voting power could have the effect of delaying or preventing a third party from acquiring us. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with concentrated stock ownership.
Because we have no current plans to pay cash dividends on our common stock for foreseeable future, you may not receive any return on investment unless you sell your shares of common stock for a price greater than your purchase price for your shares.
We may retain future earnings, if any, for future operation, expansion, and debt repayment and, with the exception of dividends payable on shares of our Series E Preferred Stock, we have no current plans to pay cash dividends on our common stock for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. Therefore, any return on your investment would likely come only from an increase in the market value of our common stock. As a result, you may not receive any return on an investment in our common stock unless you sell your common stock for a price greater than your purchase price.
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
We are subject to the Nevada anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent Nevada corporations from engaging in a merger, consolidation, sales of its stock or assets, and certain other transactions with any stockholder, including all affiliates and associates of the stockholder, who owns 10% or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired 10% or more of the corporation’s voting stock, except in certain situations. In addition, our amended and restated articles of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control or management. These provisions include the following:
•the authority of our Board of Directors to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, and privileges of these shares, without stockholder approval;
•stockholders must comply with advance notice requirements to transact any business at the annual meeting;
•all stockholder actions must be effected at a duly called meeting of stockholders and not by written consent, unless such action or proposal is first approved by our Board of Directors;
•special meetings of the stockholders may be called only by the Chairman of the Board, the Chief Executive Officer, or the President of our Company;
•a director may be removed from office only for cause by the holders of at least two-thirds of the voting power entitled to vote at an election of directors;
•our Board of Directors is expressly authorized to alter, amend or repeal our bylaws;
•newly-created directorships and vacancies on our Board of Directors may only be filled by a majority of remaining directors, and not by our stockholders; and
•cumulative voting is not allowed in the election of our directors.
These provisions of Nevada law and our articles of incorporation and bylaws could prohibit or delay mergers or other takeover or change of control of our company and may discourage attempts by other companies to acquire us, even if such a transaction would be beneficial to our stockholders.
ITEM 1B.    Unresolved Staff Comments
None.
ITEM 2.    Properties
At September 30, 2023, we leased approximately 16,500 square feet of space located in Las Vegas, Nevada which we utilize as principal executive and administrative offices.

Retail-Entertainment Segment
Vintage Stock
At September 30, 2023, Vintage Stock leased all 70 of its stores under agreements that vary as to rental amounts, expiration dates, renewal options and other rental provisions. Vintage Stock leases its corporate offices in Joplin, Missouri.
The following is a breakdown by state and brand of Vintage Stock retail stores:

State	Retail Stores	Brand(s)
Arkansas	3	Vintage Stock
Colorado	4	EntertainMart
Idaho	3	EntertainMart
Illinois	1	Vintage Stock
Kansas	6	Vintage Stock and EntertainMart
Missouri	20	Vintage Stock, V-Stock, and EntertainMart
Nebraska	1	EntertainMart
New Mexico	1	EntertainMart
Oklahoma	12	Vintage Stock
Texas	17	Movie Trading Co. and EntertainMart
Utah	2	EntertainMart

Retail-Flooring Segment
As of September 30, 2023, Flooring Liquidators leased all 19 of its retail stores and warehouses under agreements that vary as to rental amounts, expiration dates, renewal options and other rental provisions. Flooring Liquidators leases its corporate offices in Modesto, California, as well as its distribution center in Plymouth, MN.
The following is a breakdown of Flooring Liquidator's retail stores by city and state:

City	State	Locations	Brand(s)
Arroyo Grande	California	1	FL Retail
Bakersfield	California	2	FL Retail
Clovis	California	2	FL Retail
Fresno	California	2	FL Retail, A&M Retail
Merced	California	1	FL Retail
Modesto	California	2	FL Retail, House of Carpets
Rancho Cordova	California	1	FL Retail
Roseville	California	1	FL Retail
Sacramento	California	1	FL Retail
San Diego	California	1	FL Retail
San Marcos	California	1	FL Retail
Santa Clara	California	1	FL Retail
Stockton	California	1	FL Retail
Tulare	California	1	FL Retail
Yuba City	California	1	FL Retail
Flooring Manufacturing Segment
Marquis owns or leases all of the land, and owns all of the improvements on such leased land, as described in the following table, which also provides information regarding the general location and use at September 30, 2023:

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
Steel Manufacturing Segment
At September 30, 2023, Precision Marshall leased the buildings for its two locations in Illinois and Pennsylvania, and its corporate office is also located in Pennsylvania. Kinetic leases the buildings for its two locations in Wisconsin. PMW leases the buildings for its three locations in Kentucky.

ITEM 3.    Legal Proceedings
The information in response to this item is included in Note 17, Commitments and Contingencies, to the Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.
ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Holders of Record
As of September 30, 2023, there were (i) 198 holders of record of our common stock, and (ii) 29 holders of record of our Series E Preferred Stock. We have no record of the number of holders of our common stock who hold their shares in “street name” with various brokers.
Dividend Policy
We have one class of authorized preferred stock. As of September 30, 2023, our Series E Preferred Stock had 47,840 shares issued and outstanding. Each share of Series E Preferred Stock is entitled to and receives a dividend of $0.015 per year. During the year ending September 30, 2023, dividends of approximately $900 were paid to holders of Series E Preferred Stock. At September 30, 2023, the Company had no accrued and unpaid preferred stock dividends.
Presently, we do not pay dividends on shares of our common stock. Our declaration and payment of cash dividends in the future and the amount thereof will depend upon our results of operations, financial condition, cash requirements, prospects, limitations imposed by credit agreements and/or indentures governing debt securities and other factors deemed relevant by our Board of Directors.
Issuer Purchases of Equity Securities
On February 20, 2018, the Company announced a $10 million common stock repurchase plan. In October 2020, our Board of Directors approved an extension of the term of the repurchase plan from February 15, 2021 to June 1, 2021, and in March 2021 further extended the term of the repurchase plan from June 1, 2021 to June 1 2024. The following table provides information regarding repurchases of our common stock during the period of October 1, 2021 through September 30, 2023.

Period	Number of Shares	Average Purchase Price Paid	Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Amount that May be Purchased Under the Announced Plan or Program
Balance Forward as September 2022	504,921	11.62	504,921	4,034,751
October 2022	14,224	25.14	14,224	3,677,127
November 2022	6,596	25.25	6,596	3,510,595
December 2022	3,890	25.07	3,890	3,413,066
January 2023	674	25.30	674	3,396,012
May 2023	193	25.64	193	3,391,064
June 2023	13,413	25.70	3,509	3,302,316
July 2023	102	25.79	102	3,299,685
August 2023	—	—	—	3,299,685
September 2023	—	—	—	3,299,685
Totals	544,013		534,109

On June 13, 2023, Tony Isaac, a member of the Company's board of directors exercised stock options for which he received 9,904 shares of the Company's common stock, which was repurchased by the Company (see Note 13).
Securities Authorized for Issuance under Equity Compensation Plans
See “Item 11 – Executive Compensation – Executive Compensation Plan Information.”
Recent Sales of Unregistered Securities
None.
ITEM 6.    [Reserved]

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the year ended September 30, 2023, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (this “Form 10-K”).

The following discussion includes forward-looking statements. Please refer to the Forward-Looking Statements section of this Form 10-K for important information about these types of statements.

Our Company
Live Ventures Incorporated is a holding company of diversified businesses, which, together with our subsidiaries, we refer to as the “Company”, “Live Ventures”, “we”, “us” or “our”. We acquire and operate companies in various industries that have historically demonstrated a strong history of earnings power. We currently have five segments to our business: Retail-Entertainment, Retail-Flooring, Flooring Manufacturing, Steel Manufacturing, and Corporate & Other.
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
Retail-Flooring Segment
Our Retail-Flooring Segment is composed of Flooring Liquidators, Inc. (“Flooring Liquidators”).
Flooring Liquidators is a leading retailer and installer of flooring, carpeting, and countertops to consumers, builders, and contractors in California and Nevada, operating 19 warehouse-format stores and design centers. Over the years, the company has established a strong reputation for innovation, efficiency and service in the home renovation and improvement market. Flooring Liquidators serves retail and builder customers through two businesses: retail customers through its Flooring Liquidators retail stores, and builder and contractor customers through Elite Builder Services, Inc.
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

Marquis’s state-of-the-art operations enable high quality products, unique customization, and short lead-times. Furthermore, the Company has recently invested in additional capacity to grow several attractive lines of business, including printed carpet and yarn extrusion.
On July 1, 2022, Marquis acquired certain assets and intellectual property related to the carpet-backing operations of Better Backers, a Georgia corporation.
On September 20, 2023, Marquis acquired the Harris Flooring Group® brands from Q.E.P., a designer, manufacturer, and distributor of a broad range of best-in-class flooring and installation solutions for commercial and home improvement projects.
Steel Manufacturing Segment
Our Steel Manufacturing segment is comprised of Precision Industries, Inc. (“Precision Marshall”), its wholly-owned subsidiary The Kinetic Co., Inc. (“Kinetic”), and Precision Metal Works, Inc. (“PMW”).
Precision Marshall
Precision Marshall is the North American leader in providing and manufacturing, pre-finished de-carb free tool and die steel. For over 75 years, Precision Marshall has served steel distributors through quick and accurate service. Precision Marshall has led the industry with exemplary availability and value-added processing that saves distributors time and processing costs.
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
Kinetic
On June 28, 2022, Precision Marshall acquired Kinetic. Kinetic is a highly recognizable and regarded brand name in the production of industrial knives and hardened wear products for the tissue, metals, and wood industries and is known as a one-stop shop for in-house grinding, machining, and heat-treating. Kinetic is headquartered in Greendale, Wisconsin. Kinetic manufactures more than 90 types of knives and numerous associated parts with modifications and customizations available to each. Kinetic employs approximately 100 non-union employees.
PMW
On July 20, 2023, Precision Marshall acquired PMW. Founded nearly 76 years ago in 1947 in Louisville, Kentucky, PMW manufactures and supplies highly engineered parts and components across 400,000 square feet of manufacturing space. PMW offers world-class metal forming, assembly, and finishing solutions across diverse industries, including appliance, automotive, hardware, electrical, electronic, medical products, and devices.
Corporate and Other Segment
Our Corporate and Other segment consists of certain corporate general and administrative costs, Salomon Whitney LLC, which was shut down during the three months ended June 30, 2023, and operations of certain legacy products and service offerings for which we are no longer accepting new customers.
Adjusted EBITDA
We evaluate the performance of our operations based on financial measures such as “Adjusted EBITDA,” which is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization, stock-based compensation, and other non-cash or nonrecurring charges. We believe that Adjusted EBITDA is an important indicator of the operational strength and performance of the business, including the business’ ability to fund acquisitions and other capital expenditures, and to service its debt. Additionally, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance. Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate a company’s financial performance, subject to certain adjustments. Adjusted EBITDA does not represent cash flows from operations, as defined by GAAP, and should not be construed as an alternative to net income or loss and is indicative neither of our results of operations, nor of cash flows available to fund all of our cash needs. It is, however, a measurement that the Company believes is useful to investors in analyzing its operating performance. Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities, and other measures of financial performance prepared in accordance with GAAP. As companies often define non-GAAP financial measures differently, Adjusted EBITDA, as calculated by the Company, should not be compared to any similarly titled measures reported by other companies. A reconciliation of net income, the closest GAAP measure, to Adjusted EBITDA is provided below.
Results of Operations
The following table sets forth certain statement of income items and as a percentage of revenue, for the periods indicated (in $000’s):

	Year Ended September 30, 2023		Year Ended September 30, 2022
		% of Total Revenue		% of Total Revenue
Selected Data
Revenue	$355,171		$286,913
Cost of revenue	239,605	67.5%	189,086	65.9%
General and administrative expenses	86,670	24.4%	54,531	19.0%
Sales and marketing expenses	13,447	3.8%	12,459	4.3%
Impairment expense	—	—%	4,910	1.7%
Interest expense, net	12,741	3.6%	4,209	1.5%
Provision for income taxes	1,571	0.4%	6,875	2.4%
Net (loss) income	$(102)	—%	$24,741	8.6%

Adjusted EBITDA (a)
Retail - Entertainment	$10,581		$14,054
Retail - Flooring	3,321		—
Flooring Manufacturing	10,100		17,043
Steel Manufacturing	12,210		10,230
Corporate and other	(4,674)		(2,943)
Total adjusted EBITDA	$31,538		$38,384

Adjusted EBITDA as a percentage of revenue
Retail - Entertainment	13.5%		16.3%
Retail - Flooring	4.4%		NA
Flooring Manufacturing	9.2%		13.0%
Steel Manufacturing	13.7%		16.9%
Corporate and other	NA		NA
Consolidated adjusted EBITDA as a percentage of revenue	8.9%		13.4%

The following table sets forth revenues by segment (in $000’s):

	Year Ended September 30, 2023		Year Ended September 30, 2022
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Revenue
Retail - Entertainment	$78,124	22.0%	$86,156	30.0%
Retail - Flooring	75,872	21.4%	—	—%
Flooring Manufacturing	109,770	30.9%	130,850	45.6%
Steel Manufacturing	88,912	25.0%	60,617	21.1%
Corporate and other	2,493	0.7%	9,290	3.2%
Total revenue	$355,171	100.0%	$286,913	100.0%
The following table sets forth gross profit and gross profit as a percentage of total revenue by segment (in $000’s):

	Year Ended September 30, 2023		Year Ended September 30, 2022
	Gross Profit	Gross Profit % of Total Revenue	Gross Profit	Gross Profit % of Total Revenue
Gross Profit
Retail - Entertainment	$42,751	37.0%	$45,583	46.6%
Retail - Flooring	27,769	24.0%	—	—%
Flooring Manufacturing	23,891	20.7%	31,908	32.6%
Steel Manufacturing	20,023	17.3%	16,878	17.3%
Corporate and other	1,132	1.0%	3,458	3.5%
Total revenue	$115,566	100.0%	$97,827	100.0%
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
Revenue
Revenue increased by approximately $68.3 million to approximately $355.2 million for the year ended September 30, 2023 as compared to approximately $286.9 million for the year ended September 30, 2022.
Retail-Entertainment segment revenue decreased by approximately $8.0 million, or 9.3%, to approximately $78.1 million for the year ended September 30, 2023, as compared to $86.2 million for the year ended September 30, 2022, and was primarily due to reduced demand caused by a deterioration in economic conditions.
Our Retail-Flooring segment consists of Flooring Liquidators, which we acquired in January 2023. Revenue for the year ended September 30, 2023 was approximately $75.9 million. During the year ended September 30, 2023, Flooring Liquidators acquired certain assets of Cal Coast Carpet Warehouse, Inc.
Flooring Manufacturing revenue decreased by approximately $21.1 million, or 16.1%, to approximately $109.8 million for the year ended September 30, 2023, as compared to approximately $130.9 million for the year ended September 30, 2022. The decrease was due to reduced customer demand as a result of general economic conditions.

Steel Manufacturing revenue increased by approximately $28.3 million, or 46.7%, to approximately $88.9 million for the year ended September 30, 2023, as compared to approximately $60.6 million for the year ended September 30, 2022. The increase is primarily due to the acquisitions of Kinetic during June 2022 and PMW during July 2023, partially offset by a decrease of $6.4 million from Precision Marshall. The decrease by Precision Marshall was due to reduced customer demand as a result of general economic conditions.
Corporate and Other revenue decreased by approximately $6.8 million, or 73.2%, to approximately $2.5 million for the year ended September 30, 2023, as compared to approximately $9.3 million for the year ended September 30, 2022. The decrease was primarily due to the shutdown and deconsolidation of SW Financial in May 2023.
Cost of Revenue
Cost of revenue increased by approximately $50.5 million, or 26.7% for the year ended September 30, 2023 as compared to the year ended September 30, 2022. Cost of revenue as a percentage of revenues was 67.5% for the year ended September 30, 2023, as compared to 65.9% for the year ended September 30, 2022. The increase was primarily attributable to inflationary cost increases, as well as the acquisition of PMW, which historically has generated lower margins, partially offset by the acquisition of Flooring Liquidators, which historically has generated higher margins.
General and Administrative Expense
General and administrative expense increased by approximately $32.1 million or 58.9%, for the year ended September 30, 2023 as compared to the year ended September 30, 2022, primarily due to the acquisitions of Kinetic in June 2022, Flooring Liquidators in January 2023, and PMW in July 2023, which collectively contributed $33.8 million of general and administrative expense. General and administrative expense for Flooring Liquidators was approximately $27.6 million for the year ended September 30, 2023, and was primarily comprised of compensation, rent, and amortization expense.
Selling and Marketing Expense
Selling and marketing expense increased by approximately $1.0 million for the year ended September 30, 2023 as compared to the year ended September 30, 2022 primarily due to convention and trade show activity in our Flooring Manufacturing segment and Retail-Flooring segment due to the acquisition of Flooring Liquidators.
Loss on Impairment of Intangibles and Goodwill
For the year ended September 30, 2022, in connection with quantitative impairment testing performed on SW Financial, we recorded a $4.9 million charge for impairment of intangibles and goodwill. This amount includes approximately $3.7 million for full impairment of goodwill, and approximately $1.2 million in partial impairment of customer relationships and trade names. There were no similar impairments recognized during the year ended September 30, 2023.
Interest Expense, net
Interest expense, net increased by approximately $8.5 million or 202.7%, for the year ended September 30, 2023 as compared to the year ended September 30, 2022. The increase is primarily due to increased debt balances related to the acquisitions of Flooring Liquidators, Kinetic, and PMW, and to fund operations, and also higher interest rates during the period.
Gain on Bankruptcy Settlement
During the year ended September 30, 2022, we recorded a gain of approximately $11.4 million due to the discharge of certain obligations relating to the ApplianceSmart bankruptcy. No similar gains or losses were recognized during the year ended September 30, 2023.
Provision for Income Taxes
For the year ended September 30, 2023, the Company recorded a provision for income tax of approximately $1.6 million, compared to a provision for income tax of approximately $6.9 million for the year ended September 30, 2022. The year over year decrease is primarily due to a decrease in net income due to overall reduced customer demand as a result of general economic conditions.

Results of Operations by Segment
The following table sets forth the results of operations by segment (in $000’s):

	For the Year Ended Sep 30, 2023						For the Year Ended Sep 30, 2022
	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total
Revenue	$78,124	$75,872	$109,770	$88,912	$2,493	$355,171	$86,156	$—	$130,850	$60,617	$9,290	$286,913
Cost of Revenue	35,373	48,103	85,879	68,889	1,361	239,605	40,573	—	98,942	43,739	5,832	189,086
Gross Profit	42,751	27,769	23,891	20,023	1,132	115,566	45,583	—	31,908	16,878	3,458	97,827
General and Administrative Expense	32,751	27,640	6,330	11,490	8,459	86,670	32,312	—	6,522	7,444	8,253	54,531
Selling and Marketing Expense	735	421	11,500	555	236	13,447	643	—	11,232	568	16	12,459
Impairment Expense	—	—	—	—	—	—	—	—	—	—	4,910	4,910
Operating Income (Loss)	$9,265	$(292)	$6,061	$7,978	$(7,563)	$15,449	$12,628	$—	$14,154	$8,866	$(9,721)	$25,927
Retail-Entertainment Segment
Revenue for the year ended September 30, 2023 decreased by approximately $8.0 million, or 9.3%, as compared to the prior year, primarily due to a deterioration in economic conditions. Cost of revenue as a percentage of revenue was 45.3% for the year ended September 30, 2023, as opposed to 47.1% for the year ended September 30, 2022. This decrease was primarily due to a higher percentage of used product sales, which generate higher margins. General and administrative expenses increased by approximately $440,000, and was primarily attributable to increased compensation and other general and administrative expenses related to a higher volume of retail locations open during the year. Operating income for the year ended September 30, 2023 was approximately $9.3 million, as compared to approximately $12.6 million during the prior year period primarily due to those factors discussed above.
Retail-Flooring Segment
Our Retail-Flooring segment consists of Flooring Liquidators, which we acquired in January 2023. Revenue for the year ended September 30, 2023 was approximately $75.9 million, and cost of revenue as a percentage of revenue was 63.%. Operating loss for the year ended September 30, 2023 was approximately $290,000.
Flooring Manufacturing Segment
Revenue for the year ended September 30, 2023 decreased by approximately $21.1 million, or 16.1%, as compared to the prior year, primarily due to reduced customer demand as a result of general economic conditions. Cost of revenue as a percentage of revenue was 78.2% for the year ended September 30, 2023, as opposed to 75.6% for the year ended September 30, 2022, and was primarily due to increases in raw material costs, as compared to the prior year. General and administrative expenses decreased slightly during the year ended September 30, 2023, as compared to the year ended September 30, 2022. Sales and marketing expenses increased slightly during the year ended September 30, 2023, as compared to the year ended September 30, 2022. Operating income for the year ended September 30, 2023 was approximately $6.1 million, as compared to operating income of approximately $14.2 million for the prior year period primarily due to those factors discussed above.
Steel Manufacturing Segment
Revenue for the year ended September 30, 2023 increased by approximately $28.3 million, or 46.7%, as compared to the prior year, primarily due to the acquisitions of Kinetic during June 2022 and PMW during July 2023. Cost of revenue as a percentage of revenue was 77.5% for the year ended September 30, 2023, as opposed to 72.2% for the year ended September 30, 2022. The increase was primarily due to the acquisition of PMW, which has historically generated lower margins. General and administrative expenses increased by approximately $4.0 million, or 54.4%, primarily due to the acquisitions of Kinetic and PMW, partially offset by reduced compensation expense at Precision Marshall. Operating income was approximately $8.0 million and $9.0 million, for the years ended September 30, 2023 and 2022, respectively.
Corporate and Other Segment
Revenues for the year ended September 30, 2023 decreased by approximately $6.8 million. The decrease was primarily due to the shutdown and deconsolidation of SW Financial in May 2023. Cost of revenue was 54.6% for the year ended

September 30, 2023, as opposed to 62.8% for the year ended September 30, 2022. Operating loss for the year ended September 30, 2023 was approximately $7.6 million, as compared to a loss of approximately $9.7 million in the prior year. Revenues and operating income for our legacy directory services business continue to decline due to decreasing renewals. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.
Adjusted EBITDA Reconciliation
The following table presents a reconciliation of Adjusted EBITDA to net income, its nearest GAAP measure, for the years ended September 30, 2023 and 2022 (in $000’s):

	For the Year Ended September 30,
	2023	2022
Net (loss) income	$(102)	$24,741
Depreciation and amortization	14,257	7,168
Stock-based compensation	446	37
Interest expense, net	12,741	4,209
Income tax expense	1,571	6,875
Gain on bankruptcy settlement	—	(11,352)
Loss on extinguishment of debt	—	84
SW Financial settlement gain	(2,750)	—
Disposition of SW Financial	1,697	—
Acquisition costs	3,554	1,470
Write-off of fixed assets	—	438
Impairment of goodwill and intangibles	—	4,910
Other non-recurring company initiatives	124	(196)
Adjusted EBITDA	$31,538	$38,384
Adjusted EBITDA decreased by approximately $6.8 million, or 17.8%, for the year ended September 30, 2023, as compared to the prior year period. The decrease was primarily due to an overall decrease in operating income, as discussed above.
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
We have the following five asset-based revolver lines of credit: (i) Texas Capital Bank Revolver Loan (“TCB Revolver”) utilized by Vintage Stock, (ii) Bank of America Revolver Loan (“BofA Revolver”) utilized by Marquis, (iii) two Fifth Third Bank Revolver Loans (“Fifth Third Revolvers”), one utilized by Precision Marshall and the other by PMW, and (iv) Eclipse Business Capital Revolver Loan (“Eclipse Revolver”) utilized by Flooring Liquidators. Additionally, we have an unsecured revolving line of credit with Isaac Capital Group (“ICG Revolver”), a related party, which is utilized by the Company.
As of September 30, 2023, we had total cash availability of approximately $37.1 million, comprised of approximately $4.3 million in cash, as well as approximately $32.8 million of available borrowing under our revolving credit facilities. As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
Cash Flows from Operating Activities
The Company’s cash at September 30, 2023 was approximately $4.3 million compared to approximately $4.6 million at September 30, 2022, a decrease of approximately $300,000. Net cash provided by operations was approximately $26.0 million for the year ended September 30, 2023, as compared to net cash provided by operations of approximately $6.4 million for the same period in 2022. The increase is primarily due to a reduction in purchases of inventory, a reduction in income taxes receivable, as well as an increase in accrued liabilities during the period. For the year ended September 30, 2022, the Company has reclassified approximately $8.2 million from operating activities to financing activities in its consolidated statement of cash flows for the period, which relates to proceeds received from a failed sales and leaseback transaction as part of the Kinetic acquisition. The reclassification decreased fiscal year 2022 cash generated from operating activities from $14.6 million as previously reported to $6.4 million as adjusted.
Our primary sources of cash inflows are from customer receipts from sales on account, factored accounts receivable proceeds, and net remittances from directory services customers processed in the form of ACH billings. Our most significant cash outflows include payments for raw materials and general operating expenses, including payroll costs and general and administrative expenses that typically occur within close proximity of expense recognition.
Cash Flows from Investing Activities
Our cash flows used in investing activities of approximately $64.0 million for the year ended September 30, 2023 consisted primarily of purchases of property and equipment and our acquisitions of Flooring Liquidators, PMW, and Cal Coast Carpets. Our cash flows used in investing activities of approximately $40.0 million for the year ended September 30, 2022 consisted primarily of purchases of property and equipment and our acquisitions of Kinetic and Better Backers.
Cash Flows from Financing Activities
Our cash flows provided by financing activities of approximately $37.6 million for the year ended September 30, 2023 primarily consisted of approximately $15.8 million in proceeds from the issuance of notes payable, net proceeds from revolver loans of approximately $13.7 million, proceeds from failed sales and leaseback transactions of $12.7 million, and proceeds from the issuance of related party debt of $7.0 million, partially offset by payments on notes payable and finance leases of approximately $10.5 million, and purchases of treasury stock of approximately $1.0 million. Proceeds from borrowings under revolver loans, the issuance of notes payable and related party notes payable was primarily associated with the acquisitions of Flooring Liquidators and PMW.
Our cash flows provided by financing activities of approximately $33.6 million for the year ended September 30, 2022 primarily consisted in net proceeds from revolver loans of approximately $21.6 million, approximately $17.0 million in proceeds from the issuance of notes payable, and proceeds from a failed sales and leaseback transaction of approximately $8.2 million, partially offset by payments on notes payable and finance leases of approximately $10.6 million, and purchases of treasury stock of approximately $2.7 million. Proceeds from borrowings under revolver loans and the issuance of notes payable was primarily associated with the acquisition of Kinetic.
Currently, the Company is not issuing common shares for liquidity purposes. We prefer to use asset-based lending arrangements and mezzanine financing together with Company provided capital to finance acquisitions and have done so historically. Occasionally, as our Company history has demonstrated, we will issue stock and derivative instruments linked to stock for services and/or debt settlement.
Working Capital
We had working capital of approximately $85.0 million as of September 30, 2023 as compared to approximately $78.4 million as of September 30, 2022. The increase is primarily due to the net assets received from the acquisitions of Flooring Liquidators and PMW, increases in accounts receivable and inventories, partially offset by increases in accounts payable, accrued liabilities, the current portion of long-term debt and the current portion of operating lease obligations.

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
Contractual Obligations
The following table summarizes our contractual obligations consisting of debt obligations and lease agreements and the effect such obligations are expected to have on our future liquidity and cash flows (in $000's):

	Payments due by Period
	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Notes payable	$23,077	$34,275	$34,017	$10,418	$101,787
Notes payable - related party	4,000	2,000	4,914	—	10,914
Seller notes - related party	—	500	38,498	—	38,998
Lease obligations	18,984	31,864	22,846	134,998	208,692
Total	$46,061	$68,639	$100,275	$145,416	$360,391
Off-Balance Sheet Arrangements
At September 30, 2023, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.
ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
As of September 30, 2023, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.
39

ITEM 8.    Financial Statement and Supplementary Data
LIVE VENTURES INCORPORATED AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Live Ventures Incorporated
Las Vegas, Nevada
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Live Ventures Incorporated (the "Company") as of September 30, 2023 and 2022, and the related consolidated statements of (loss) income, changes in stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America ("US GAAP").
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
As described in Note 4 to the consolidated financial statements, the Company acquired Precision Metal Works, Inc. ("PMW"), a Kentucky-based Metal Stamping and Value-Added Manufacturing Company. PMW was acquired for a net purchase price of approximately $27 million. As part of its purchase price allocation, the Company determined $3.6 million should be allocated to customer relationship and trade name intangible assets and approximately $13.6 million to property, plant, and equipment.
In addition, the Company acquired 100% of the issued and outstanding equity interests of Flooring Liquidators, Inc., Elite Builder Services, Inc., 7 Day Stone, Inc., Floorable, LLC, K2L Leasing, LLC, and SJ & K Equipment, Inc. (collectively, "Flooring Liquidators"). Flooring Liquidators is comprised of leading retailers and installers of floors, carpets, and countertops to consumers, builders, and contractors in California and Nevada. Flooring Liquidators was acquired for a net purchase price of approximately $78.7 million. As part of its purchase price allocation, the Company determined approximately $21 million should be allocated to customer relationship and trade name intangible assets.
We identified the Company's valuation of the intangible assets and property, plant and equipment as a critical audit matter because of the significant estimates and assumptions management used in the estimate of the preliminary acquisition date fair value, including forecasts of future revenues and expenses and the selection of the discount rates. Auditing management's forecasts of future revenues and expenses as well as the selection of the discount rates involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialists, as changes in these assumptions could have a significant impact on the preliminary acquisition date fair value of the acquired intangible assets and property, plant, and equipment.
Our audit procedures related to the Company's estimate of the preliminary acquisition date fair value of the intangible assets and property, plant, and equipment included the following, among others:
•We read the purchase agreements to understand and evaluate the terms of the transaction to determine that the acquisition met the requirements of a business combination.
•We evaluated the analysis of the initial allocation of the purchase price accounting as well as the determination of the balance sheet classification of each component of the transaction.
•We obtained the Company's third-party expert valuation report to gain an understanding of the processes and key assumptions for estimating the fair value of intangible assets and other acquired assets and liabilities.
•We utilized our valuation specialists to evaluate the adequacy and appropriateness of the methodologies and assumptions, including the weighted-average cost of capital and the discount rate, used by the Company's third-party valuation expert in developing the estimated fair value of the intangible assets, property, plant, and equipment, and other assets and liabilities.
•We assessed the reasonableness of management's cash flow forecasts based on historical results, revenue growth assumptions and expected inflation.
•We performed independent calculations to test the reasonableness and mathematical accuracy of the fair values concluded on by the Company.
•We evaluated the qualifications of the Company's third-party valuation expert based on credentials, reputation and experience.
•We assessed the appropriateness of the disclosures in the consolidated financial statements.
We have served as the Company's auditor since 2021.
/s/ Frazier & Deeter, LLC
Atlanta, Georgia
December 22, 2023

LIVE VENTURES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2023	September 30, 2022
Assets
Cash and cash equivalents	$4,309	$4,600
Trade receivables, net	41,194	25,665
Inventories, net	131,314	97,659
Income taxes receivable	1,116	4,403
Prepaid expenses and other current assets	4,919	2,477
Total current assets	182,852	134,804
Property and equipment, net	80,703	64,590
Right of use asset - operating leases	54,544	33,659
Deposits and other assets	1,282	647
Intangible assets, net	26,568	3,844
Goodwill	75,866	41,093
Total assets	$421,815	$278,637
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$27,190	$10,899
Accrued liabilities	31,826	16,486
Current portion of long-term debt	23,077	18,935
Current portion of notes payable related parties	4,000	2,000
Current portion of lease obligations - operating leases	11,369	7,851
Current portion of lease obligations - finance leases	359	217
Total current liabilities	97,821	56,388
Long-term debt, net of current portion	78,710	59,704
Lease obligation long term - operating leases	48,156	30,382
Lease obligation long term - finance leases	32,942	19,568
Notes payable related parties, net of current portion	6,914	2,000
Seller notes - related parties	38,998	3,000
Deferred tax liability	14,035	8,818
Other non-current obligations	4,104	1,615
Total liabilities	321,680	181,475
Commitments and contingencies
Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 47,840 issued and outstanding at September 30, 2023 and 2022 , respectively, with a liquidation preference of $0.30 per share	—	—
Common stock, $0.001 par value, 10,000,000 shares authorized, 3,164,330 shares issued and outstanding at September 30, 2023; 3,074,833 issued and outstanding at September 30, 2022	2	2
Paid-in capital	69,387	65,321
Treasury stock common 660,063 shares as of September 30, 2023 and 620,971 shares as of September 30, 2022	(8,206)	(7,215)
Treasury stock Series E preferred 50,000 shares as of September 30, 2023 and 2022	(7)	(7)
Accumulated earnings	38,959	39,509
Equity attributable to Live stockholders	100,135	97,610
Non-controlling interest	—	(448)
Total stockholders' equity	100,135	97,162
Total liabilities and stockholders' equity	$421,815	$278,637
The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES, INCORPORATED
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(dollars in thousands, except per share)

	Years Ended September 30,
	2023	2022
Revenues	$355,171	$286,913
Cost of revenues	239,605	189,086
Gross profit	115,566	97,827
Operating expenses:
General and administrative expenses	86,670	54,531
Sales and marketing expenses	13,447	12,459
Impairment expense	—	4,910
Total operating expenses	100,117	71,900
Operating income	15,449	25,927
Other income (expense):
Interest expense, net	(12,741)	(4,209)
Loss on disposition of SW Financial	(1,696)	—
SW Financial settlement	2,750	—
Gain on bankruptcy settlement	—	11,352
Other expense, net	(2,293)	(1,454)
Total other (expense) income, net	(13,980)	5,689
Income before income taxes	1,469	31,616
Provision for income taxes	1,571	6,875
Net (loss) income	(102)	24,741
(Loss) income per share:
Basic	$(0.03)	$7.94
Diluted	$(0.03)	$7.84
Weighted average common shares outstanding:
Basic	3,133,554	3,116,214
Diluted	3,153,033	3,155,535
The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Common Stock	Series E Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Earnings	Non-controlling interest	Total Equity
Balance, September 30, 2021	315,790	$—	47,840	$—	1,582,334	$2	$65,284	$(4,519)	$(7)	$14,768	$(448)	$75,080
Stock based compensation	—	—	—	—	—	—	37	—	—	—	—	37
Conversion of Series B preferred stock	(315,790)	—	—	—	1,578,950	—	—	—	—	—	—	—
Purchase of common treasury stock	—	—	—	—	(86,451)	—	—	(2,696)	—	—	—	(2,696)
Net income	—	—	—	—	—	—	—	—	—	24,741	—	24,741
Balance, September 30, 2022	—	$—	47,840	$—	3,074,833	$2	$65,321	$(7,215)	$(7)	$39,509	$(448)	$97,162
Stock based compensation	—	—	—	—	—	—	446	—	—	—	—	446
Issuance of common stock	—	—	—	—	116,441	—	3,200	—	—	—	—	3,200
Stock options exercised	—	—	—	—	12,148	—	—	—	—	—	—	—
Write-off of NCI	—	—	—	—	—	—	448	—	—	(448)	448	448
Taxes paid on net settlement of stock options exercised	—	—	—	—	—	—	(28)	—	—	—	—	(28)
Purchase of common treasury stock	—	—	—	—	(39,092)	—	—	(991)	—	—	—	(991)
Net income	—	—	—	—	—	—	—	—	—	(102)	—	(102)
Balance, September 30, 2023	—	$—	47,840	$—	3,164,330	$2	$69,387	$(8,206)	$(7)	$38,959	$—	$100,135
The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended September 30,
	2023	2022
Operating activities:
Net income	$(102)	$24,741
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	14,257	7,168
Amortization of seller note discount	1,799	—
Loss on disposal of property and equipment	60	510
Amortization of debt issuance costs	78	(78)
Loss on impairment of goodwill and intangibles	—	4,910
Gain on bankruptcy settlement	—	(11,501)
Stock based compensation expense	446	37
Loss on write off of ROU asset	—	522
Amortization of right of use assets	4,800	1,050
Disposal of SW Financial, net of cash retained	1,509	—
Change in reserve for uncollectible accounts	1,436	71
Change in reserve for obsolete inventory	1,402	582
Changes in assets and liabilities, net of acquisitions:
Trade receivables	792	(1,129)
Inventories	(9,544)	(20,213)
Prepaid expenses and other current assets	2,558	1,663
Change in deferred income taxes	(2,853)	6,022
Deposits and other assets	(586)	34
Accounts payable	556	(2,376)
Accrued liabilities	6,103	(364)
Income taxes receivable	3,287	(5,279)
Other liabilities	(3)	31
Net cash provided by operating activities	25,995	6,401
Investing activities:
Better Backers acquisition	—	(3,166)
Flooring Liquidators acquisition, net of cash acquired	(32,669)	—
PMW acquisition, net of cash acquired	(20,000)	—
Purchases of property and equipment	(10,002)	(12,128)
Kinetic acquisition, net of cash acquired	—	(24,757)
Cal Coast Carpets acquisition	(1,300)	—
Proceeds from the sale of property and equipment	87	15
Net cash used in investing activities	(63,884)	(40,036)
Financing activities:
Net borrowings under revolver loans	13,672	21,577
Proceeds from failed sales and leaseback transaction	12,737	8,179
Cash paid for taxes on net settlement of stock option exercise	(28)	—
Proceeds from issuance of notes payable	15,773	17,000
Payments on notes payable	(8,048)	(10,503)
Purchase of common treasury stock	(991)	(2,696)
Payments for debt acquisition costs	(98)	—
Proceeds from issuance of related party notes payable	7,000	—
Payments on financing leases	(2,419)	(61)
Debtor in possession cash	—	75
Net cash provided by financing activities	37,598	33,571
Net decrease in cash and cash equivalents	(291)	(64)
Cash and cash equivalents, beginning of year	4,600	4,664
Cash and cash equivalents, end of year	$4,309	$4,600
The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended September 30,
	2023	2022
Supplemental cash flow disclosures:
Interest paid	$7,801	$3,962
Income taxes paid, net	$379	$6,149
Noncash financing and investing activities:
Noncash sellers note issued related to Flooring Liquidators acquisition	$31,700	$—
Noncash holdback related to Flooring Liquidators acquisition	$2,000	$—
Noncash stock issued related to Flooring Liquidators acquisition	$3,200	$—
Noncash sellers note issued related to PMW acquisition	$2,500	$—
Noncash earnout related to PMW acquisition	$2,675	$—
The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022
Note 1:    Background and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Live Ventures Incorporated, a Nevada corporation, and its subsidiaries (collectively, “Live Ventures” or the “Company”). Live Ventures is a diversified holding company with a strategic focus on value-oriented acquisitions of domestic middle-market companies. The Company has five operating segments: Retail-Entertainment, Retail-Flooring, Flooring Manufacturing, Steel Manufacturing, and Corporate and Other. The Retail-Entertainment segment includes Vintage Stock, Inc. (“Vintage Stock”), which is engaged in the retail sale of new and used movies, music, collectibles, comics, books, games, game systems and components. The Retail-Flooring segment includes Flooring Liquidators, Inc. (“Flooring Liquidators”), which is engaged in the retail sale and installation of floors, carpets, and countertops. The Flooring Manufacturing segment includes Marquis Industries, Inc. (“Marquis”), which is engaged in the manufacture and sale of carpet and the sale of vinyl and wood floor coverings. The Steel Manufacturing Segment includes Precision Industries, Inc. (“Precision Marshall”), which is engaged in the manufacture and sale of alloy and steel plates, ground flat stock and drill rods, The Kinetic Co., Inc. (“Kinetic”), which is engaged in the production of industrial knives and hardened wear products for the tissue and metals industries, and Precision Metal Works, Inc. (“PMW”), which is engaged in metal forming, assembly, and finishing solutions across diverse industries, including appliance, automotive, hardware, electrical, electronic, medical products, and devices. PMW reports on a 13-week quarter, as opposed to the Company's calendar quarter reporting. However, the Company has determined that the difference in reporting periods has no material effect on its reported financial results.
Note 2:    Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control, and a variable interest entity (“VIE”). The Company recorded a non-controlling interest within stockholders’ equity for the portion of the entity’s equity attributed to the consolidated entities that are not wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts in the prior period have been reclassified to conform to the current period presentation. These reclassifications have no material effect on the reported financial results. For the year ended September 30, 2022, the Company has reclassified approximately $8.2 million from operating activities to financing activities in its consolidated statement of cash flows for the period, which relates to proceeds received from a failed sales and leaseback transaction as part of the Kinetic acquisition (see Note 4). The reclassification decreased fiscal year 2022 cash generated from operating activities from $14.6 million as previously reported to $6.4 million as adjusted. The reclassification has no impact on overall cash flow, net income, or adjusted EBITDA for the year ended September 30, 2022, nor does it have any impact on the Company's financial covenants, or financial statements for the year ended September 30, 2023.
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
In July 2020, the Company acquired a 50% interest in HiYield, LLC, a Nevada partnership (“HiYield”). As of September 30, 2023, the Company had ceased doing business through HiYield, and, consequently, recorded a write-off of the existing NCI balance of approximately $448,000 against paid-in capital.
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
Significant estimates made in connection with the accompanying consolidated financial statements include the estimated reserve for doubtful current and long-term trade and other receivables, the estimated reserve for excess and obsolete inventory, fair values in connection with the analysis of goodwill, other intangibles and long-lived assets for impairment, valuation allowance against deferred tax assets, lease terminations, and estimated useful lives for intangible assets and property and equipment.
Financial Instruments
Financial instruments consist primarily of cash equivalents, trade and other receivables, advances to affiliates and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, leases, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices are available (Level 2 inputs). The carrying amounts of long-term debt at September 30, 2023 and 2022 approximate fair value.
Cash and Cash Equivalents
Cash and Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.
Trade Receivables
The Company grants trade credit to customers under credit terms that it believes are customary in the industries in which it operates and does not require collateral to support customer trade receivables. Some of the Company’s trade receivables are factored primarily through two factors. Factored trade receivables are sold without recourse for substantially all of the receivables balances for credit approved accounts. The factor purchases the trade receivable(s) for the gross amount of the respective invoice(s), less factoring commissions, trade and cash discounts. The factor charges the Company a factoring commission for each trade account, which is between 0.45-0.50% of the gross amount of the invoice(s) factored on the date of the purchase, plus an additional rate of 0.0125% for each credit term extension of 30 days, or portion thereof. The minimum annual commission due the factor is approximately $200,000 per contract year. As of September 30, 2023 and 2022, the balance of factored trade receivables was approximately $4.3 million and $5.7 million, respectively.
The following table details the Company's trade receivables as of September 30, 2023 and 2022 ($000’s):

	September 30, 2023	September 30, 2022
Trade receivables, net:
Accounts receivable	$42,762	$25,797
Less: Allowance for doubtful accounts	(1,568)	(132)
	$41,194	$25,665
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts, which includes allowances for accounts and factored trade receivables, customer refunds, dilution and fees from local exchange carrier billing aggregators and other uncollectible accounts. The allowance for doubtful accounts is based upon historical bad debt experience and periodic evaluations of the aging and collectability of the trade receivables. This allowance is maintained at a level which the Company believes is sufficient to cover potential credit losses and trade receivables are only written off to bad debt expense as uncollectible after all reasonable collection efforts have been made. The Company has also purchased accounts receivable credit insurance to cover some non-factored trade and other receivables which helps reduce potential losses due to doubtful accounts. At September 30, 2023 and 2022, the allowance for doubtful accounts was approximately $1.6 million and $132,000, respectively. The increase is primarily due to the Company recording an allowance against the promissory note with ARCA Recycling, Inc. (“ARCA”) [see Note 16].
Inventories
Inventories are valued at the lower of the inventory’s cost (first in, first out basis or “FIFO”) or net realizable value of the inventory. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Management also reviews inventory to determine if excess or obsolete inventory is present and a reserve is made to reduce the carrying value for inventory for such excess and or obsolete inventory. At years ended September 30, 2023 and 2022, the inventory reserves were approximately $3.8 million and $2.4 million, respectively.
The following table details the Company's inventories as of September 30, 2023 and 2022 ($000’s):

	September 30, 2023	September 30, 2022
Inventory, net
Raw materials	$32,590	$35,829
Work in progress	9,028	7,539
Finished goods	50,082	32,814
Merchandise	43,438	23,900
	135,138	100,082
Less: Inventory reserves	(3,824)	(2,423)
	$131,314	$97,659
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
Intangible Assets
The Company’s intangible assets consist of customer relationship intangibles, favorable leases, trade names, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles. Upon acquisition, estimates are made in valuing acquired intangible assets, which include but are not limited to, future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values. All intangible assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – three to 20 years; software – three to 5 years, customer relationships – seven to 10 years, favorable leases – over the life of the lease, customer lists up to 20 years, trade names up to 20 years.
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
Retail - Entertainment Segment
The Retail-Entertainment Segment derives revenue primarily from direct sales of entertainment products. Sales are generally of a cash-and-carry nature, and contain a single performance obligation. Consequently, revenue is recorded at the point in time in which the sale is made. Revenues are recorded net of sales taxes collected from customers.
Retail - Flooring Segment
The Retail-Flooring Segment derives revenue primarily from the sale of flooring products and installation services, which are recognized at the point-of-sale and over time, respectively. Retail sales are generally of a cash-and-carry nature, and contain a single performance obligation. Consequently, revenue is recorded at the point in time in which the sale is made. Installation services generally contain multiple performance obligations requiring revenue to be recognized over a period of time based on percentage of completion. All direct costs are either paid and or accrued for in the period in which the sale is recorded. Revenues are recorded net of sales taxes collected from customers. For the year ended September 30, 2023, revenue for retail and installation services sales was approximately $59.4 million and $16.4 million, respectively.
Flooring and Steel Manufacturing Segments
The Flooring Manufacturing Segment derives revenue primarily from the sale of carpet and hard surface flooring products, including shipping and handling amounts. The Steel Manufacturing Segments derives revenue primarily from the sale of steel plates, ground flat stock and drill rods, and tooling, including shipping and handling amounts. Revenue for these segments generally contain a single performance obligation and is recognized at the point title passes to the customer. At the time revenue is recognized, the Company records a provision for the estimated amount of future returns based primarily on historical experience and any known trends or conditions that exist at the time revenue is recognized. Revenues are recorded net of taxes collected from customers. All direct costs are either paid and or accrued for in the period in which the sale is recorded.
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
The Company establishes a liability upon the issuance of merchandise credits and the sale of gift cards. Breakage income related to gift cards which are no longer reportable under state escheatment laws of approximately $12,000 and $65,000 for the years ended September 30, 2023 and 2022, respectively, is recorded in other income in our consolidated financial statements.
Advertising Expense
Advertising expense is charged to operations as incurred. Advertising expense totaled approximately $1.0 million and $445,000 for the years ended September 30, 2023 and 2022, respectively. The increase is due to the acquisition of Flooring Liquidators, as well as increased advertising costs among the Company's other subsidiaries.
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
The fair value of inventory acquired as part of a business combination is based on a three-part valuation utilizing the comparable sales method which is based on Level 2 and Level 3 inputs. The comparative sales method utilizes the actual or expected selling prices of finished goods to customers in the ordinary course of business as the base amount that must be adjusted for factors that are generally relevant in determining the Fair Value of the inventory including:
•the time that would be required to dispose of this inventory;
•the expenses that would be expected to be incurred in the disposition; and
•a profit commensurate with the amount of investment in the assets and the degree of risk.
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
Income Taxes
The Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided on deferred taxes if it is determined that it is more likely than not that the asset will not be realized. The Company recognizes penalties and interest accrued related to income tax liabilities in the provision for income taxes in its Consolidated Statements of (Loss) Income.
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
Lease Accounting
The Company leases retail stores, manufacturing and warehouse facilities, and office space. These assets and properties are generally leased under noncancelable agreements that expire at various dates through 2054 with various renewal options for additional periods. The agreements, which are classified as either operating or finance leases, generally provide for minimum and, in some cases percentage rent and require it to pay all insurance, taxes and other maintenance costs.
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
Segment Reporting
ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a Company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company determined it has five operating segments (See Note 19).
Concentration of Credit Risk
The Company maintains cash balances in bank accounts in each state the Company has business operations. The Company places its cash with high quality financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of September 30, 2023. At times, balances may exceed federally insured limits. As of September 30, 2023, the Company had approximately $1.6 million of cash with financial institutions in excess of FDIC insurance limits.
Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses instead of incurred losses. It also modified the impairment model for available-for-sale debt securities and provided a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU No. 2016-13 is effective for smaller reporting companies for fiscal years beginning after December 15, 2021 and the interim periods within those fiscal years. Early adoption is permitted. The Company has adopted this new accounting standard on its consolidated financial statements and related disclosures; however, adoption of this ASU has had no material impact on the Company's financial statements.
In March 2020, the FASB issued ASU No. 2020-04 - Reference Rate Reform (Topic 848), codified as ASC 848 (“ASC 848”). The purpose of ASC 848 is to provide optional guidance to ease the potential effects on financial reporting of the market-wide migration away from Interbank Offered Rates to alternative reference rates. ASC 848 applies only to contracts, hedging relationships, and other transactions that reference a reference rate expected to be discontinued because of reference rate reform. Effective December 31, 2021, the Secured Overnight Financing Rate (“SOFR”) replaced the USD London Interbank-Offered Rate (“LIBOR”) for most financial benchmarking. The guidance may be applied upon issuance of ASC 848 through December 31, 2022. The Company has adopted this new accounting standard on its consolidated financial statements and related disclosures; however, adoption of this ASU has had no material impact on the Company's financial statements.
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This update provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. This update is effective for the Company’s fiscal years beginning after December 15, 2021. The Company has adopted this new accounting standard on its consolidated financial statements and related disclosures; however, adoption of this ASU has had no material impact on the Company's financial statements.
Note 3:    Variable Interest Entity
In May 2023, the Company shut down the operations and deconsolidated the assets and liabilities of SW Financial. The Company recognized a loss on deconsolidation of SW Financial's assets and liabilities of approximately $1.7 million, as detailed in the table below (in $000’s):

Accounts payable	$242
Lease liabilities	728
Total deconsolidation of liabilities	970
Cash	187
Accounts receivable	130
Other current assets	187
Intangible assets
Customer Relationships	1,348
Tradenames	72
Subtotal Intangible Assets	1,420
Right-of-use assets	687
Other assets	55
Total deconsolidation of assets	2,666
Total loss on deconsolidation	$(1,696)
In connection with the shutdown, on March 31, 2023, the Company entered into a Settlement Agreement and Mutual Release (“Agreement I”) with Angia Holdings, LLC and Thomas Diamante and Lawrence Zelin (“Principals”). Agreement I stipulated that the Principals would pay the Company $1,000,000 within 10 days of the effective date of Agreement I, and an additional $1,000,000 within 45 days of the effective date of Agreement I if a joint venture, with terms acceptable to the Company, was not formed. The Principals made the initial $1,000,000 payment in April 2023, and, having failed to form a joint venture, made the second $1,000,000 payment in May 2023. The Company recorded a gain on receipt of the settlement amounts of $2,000,000
On August 30, 2023, the Company entered into a second Agreement with Angia Holdings, LLC and its Principals (“Agreement II”). Agreement II stipulated that the Principals would pay the Company and additional $1.5 million, of which $750,000 was received and recognized as income as of September 30, 2023. The remaining $750,000 will be recognized into income upon receipt.

Note 4:    Acquisitions
Acquisition of QEP
On September 20, 2023, Marquis acquired the Harris Flooring Group® brands from Q.E.P., a designer, manufacturer, and distributor of a broad range of best-in-class flooring and installation solutions for commercial and home improvement projects. Specifically, Marquis acquired the Harris Flooring Group brands, inventory, and book of business and intends to retain all sales representatives. The purchase price was $10.1 million, consisting of $3.0 million in cash at close, and the recording of a deferred payment of $5.1 million and holdback of $2.0 million. The acquisition was determined to be an asset acquisition for accounting purposes. The entirety of the purchase was allocated to inventory.
Acquisition of PMW
On July 20, 2023 (“Effective Date”), the Company acquired PMW, a Kentucky-based Metal Stamping and Value-Added Manufacturing Company. PMW was acquired for total consideration of approximately $28 million, comprised of a $25 million purchase price, plus closing cash, and subject to working capital adjustments, with additional consideration of up to $3 million paid in the form of an earn-out. The purchase price was funded in part by a $2.5 million seller note, borrowings under a credit facility of $14.4 million, and proceeds under a sale and leaseback transaction of approximately $8.6 million. The acquisition involved no issuance of stock of the Company.
As of the Effective Date, the Company entered into a sales and leaseback transaction for two properties acquired, one located in Frankfort, Kentucky, and the other located in Louisville, Kentucky, with Legacy West Kentucky Portfolio, LLC (“Lessor”). The aggregate sales price of the Real Estate was approximately $14.5 million. The Louisville, Kentucky property was acquired on the Effective Date for $5.1 million in connection with an option of the Acquired Company to purchase that property.
The provisions of each of the two lease agreements include a 20-year lease term with two five-year renewal options. The base rent under the Frankfort lease agreement is $34,977 per month for the first year of the term and a 2% per annum escalator thereafter. The base rent under the Louisville lease agreement is $63,493 per month for the first year of the term and a 2% per annum escalator thereafter. Both Lease Agreements are “net leases,” such that the lessees are also obligated to pay all taxes, insurance, assessments, and other costs, expenses, and obligations of ownership of the Real Property incurred by the lessor. Due to the highly specialized nature of the leased assets, the Company currently believes it is more likely than not that each of the two five-year options will be exercised. The proceeds of $14.5 million, net of closing fees, from the sale-leaseback were used to assist in funding the acquisition of PMW.
The fair value of the purchase price components outlined above was $26.8 million due to fair value adjustments for the contingent consideration, cash acquired, and working capital adjustments, as detailed below (in $000's):

Purchase price	$25,000
Fair value of earnout	2,675
Cash from balance sheet	1,602
Working capital adjustment	(2,500)
Net purchase price	$26,777
Under the preliminary purchase price allocation, the Company recognized goodwill of approximately $4.7 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of July 20, 2023, as calculated by an independent third-party firm. Because the transaction was considered a stock purchase for tax purposes, none of the goodwill arising from the acquisition will deductible for tax purposes. The table below outlines the purchase price allocation of the purchase for PMW to the acquired identifiable assets, liabilities assumed and goodwill (in $000’s):

Net purchase price	$26,777
Accounts payable	10,788
Accrued liabilities	5,771
Total liabilities assumed	16,559
Total consideration	43,336
Cash	1,602
Accounts receivable	12,613
Inventory	6,390
Property, plant and equipment	13,616
Intangible assets	3,600
Other assets	849
Total assets acquired	38,670
Total goodwill	$4,666
Proforma Information
The table below presents selected proforma information for the Company for the years ended September 30, 2023 and 2022, assuming that the acquisition had occurred on October 1, 2021 (the beginning of the Company’s 2022 fiscal year), pursuant to ASC 805-10-50. This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on that date, nor does it purport to predict the results of operations for future periods (in $000’s).

Year Ended September 30, 2023	As Reported		Adjustments	Proforma
	Live (1)	PMW (2)	Adjustments (3)	Total
Net revenue	$355,171	$63,136		$418,307
Net income	$(102)	$462	$(2,623)	$(2,263)
Earnings per basic common share	$(0.03)			$(0.72)
Earnings per basic diluted share	$(0.03)			$(0.72)

Year Ended September 30, 2022	As Reported		Adjustments	Proforma
	Live (4)	PMW (5)	Adjustments (3)	Total
Net revenue	$286,913	$78,606		$365,519
Net income	$24,741	$4,792	$(3,264)	$26,269
Earnings per basic common share	$7.94			$8.43
Earnings per basic diluted share	$7.84			$8.32
(1)Live for the year ended September 30, 2023. Includes PMW from July 20, 2023 through September 30, 2023.
(2)PMW from October 1, 2021 through the acquisition date of July 19, 2023.
(3)Reflects adjustments for (a) amortization expense of definite-lived intangible assets based on the preliminary fair value at the acquisition date, and (b) interest expense to include proforma interest expense that would have been incurred as a result of the acquisition financing obtained by the Company.
(4)Live for the year ended September 30, 2022.
(5) PMW for the period of October 1, 2021 through September 30, 2022.
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
The fair value the purchase price components outlined above was $78.7 million due to fair value adjustments for the Note and restricted stock, as detailed below (in $000's):.

Purchase price	$83,800
Fair value adjustment, sellers note	(3,300)
Fair value adjustment, restricted stock	(1,800)
Net purchase price	$78,700
Under the purchase price allocation, the Company recognized goodwill of approximately $30.4 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of January 18, 2023, as calculated by an independent third-party firm. The Company anticipates approximately $13.4 million of the goodwill arising from the acquisition to be fully deductible for tax purposes. The table below outlines the purchase price allocation of the purchase for Flooring Liquidators to the acquired identifiable assets, liabilities assumed and goodwill (in $000’s):

Net purchase price		$78,700
Accounts payable		5,189
Accrued liabilities		9,700
Debt		60
Total liabilities assumed		14,949
Total consideration		93,649
Cash		9,131
Accounts receivable		4,824
Inventory		19,402
Property, plant and equipment		4,643
Intangible assets
Trade names	13,275
Customer relationships	7,700
Non-compete agreements	1,625
Other	49
Subtotal intangible assets		22,649
Other		2,581
Total assets acquired		63,230
Total goodwill		$30,419

Proforma Information
The table below presents selected proforma information for the Company for the years ended September 30, 2023 and 2022, assuming that the acquisition had occurred on October 1, 2021 (the beginning of the Company’s 2022 fiscal year), pursuant to ASC 805-10-50. This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on that date, nor does it purport to predict the results of operations for future periods (in $000’s).

Year Ended September 30, 2023	As Reported		Adjustments	Proforma
	Live (1)	Flooring Liquidators (2)	Adjustments (3)	Total
Net revenue	$355,171	$37,702		$392,873
Net income	$(102)	$(1,033)	$(2,226)	$(3,361)
Earnings per basic common share	$(0.03)			$(1.07)
Earnings per basic diluted share	$(0.03)			$(1.07)

Year Ended September 30, 2022	As Reported		Adjustments	Proforma
	Live (4)	Flooring Liquidators (5)	Adjustments (3)	Total
Net revenue	$286,913	$127,645		$414,558
Net income	$24,741	$10,890	$(7,835)	$27,796
Earnings per basic common share	$7.94			$8.92
Earnings per basic diluted share	$7.84			$8.81

(1)Live for the year ended September 30, 2023. Includes Flooring Liquidators from January 18, 2023 through September 30, 2023.
(2)Flooring Liquidators from October 1, 2021 through the acquisition date of January 17, 2023.
(3)Reflects adjustments for (a) amortization expense of definite-lived intangible assets based on the preliminary fair value at the acquisition date, (b) interest expense to include proforma interest expense that would have been incurred as a result of the acquisition financing obtained by the Company, and (c) Elimination of revenues and costs of revenues associated with sales between Flooring Liquidators and the Company prior to acquisition.
(4)Live for the year ended September 30, 2022.
(5) Flooring Liquidators for the period of October 1, 2021 through September 30, 2022.
Acquisition of Better Backers
On July 1, 2022, Live acquired certain assets and intellectual property of Better Backers, a Georgia corporation, which was accomplished through an Asset Purchase Agreement (the “Asset Purchase Agreement”). No liabilities were assumed as part of the acquisition. The purchase price, which is subject to certain post-closing adjustments, was approximately $3.2 million, which is comprised of $1.8 million that was paid upon closing, and the $1.4 million present value of $1.5 million of non-compete payments to be made over a 24-month period. In order to expedite the transaction, the acquisition was originally made by Live, and the $1.8 million paid upon closing was funded with borrowings under the Live’s credit line with Isaac Capital Group, LLC (“ICG”). On August 18, 2022, Marquis repaid the $1.8 million to ICG and assumed ownership of Better Backers.
In connection with the acquisition, Marquis entered into two 20-year building leases with Spyglass Estate Planning, LLC, a related party (see Note 16), with two options to renew for an additional five years each. The fair value of the buildings and improvement is approximately $9.3 million. The provisions of the lease agreements include an initial 24-month month-to-month rental period, during which the lessee may cancel with 90-day notice, followed by a 20-year lease term with two five-year renewal options. Due to the highly specialized nature of the leased assets, Marquis currently believes that it is unlikely that it will cancel during the initial 24-month term, and that each of the two five-year options will be exercised. The base rent under the lease agreements is approximately $73,000 and $32,000 per month, respectively, for the first year of the term, and a 2.5% per annum escalator. The lease agreements are each “net leases”, such that the lessee is also obligated to pay all taxes, insurance, assessments, and other costs, expenses, and obligations of ownership of the property. The Company has evaluated each lease and determined the rent amounts to be at market rates. These leases are being treated as finance leases for accounting purposes, as described in ASC 842 “Leases”.
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
Acquisition of Kinetic
On June 28, 2022, Precision Marshall acquired 100% of the issued and outstanding shares of common stock of The Kinetic Co., Inc. (“Kinetic”), a Wisconsin corporation, which was accomplished through a Purchase Agreement (the “Purchase Agreement”). In connection with the Purchase Agreement, Precision Marshall also entered into a Real Estate Purchase Agreement with Plant B-6, LLC, an affiliate of Kinetic, pursuant to which Precision Marshall received all of Kinetic's right, title, and interest in and to the land and improvements (collectively, the “Real Estate”) that Kinetic uses in its operations. The combined purchase price for the Kinetic shares and Real Estate was approximately $24.7 million, which was funded with approximately $11.0 million in borrowings under the company’s credit facility, approximately $8.3 million in proceeds from a failed sale and leaseback of the Real Estate, a subordinated promissory note in the amount of $3.0 million for the benefit of the Seller of Kinetic, $1.7 million of cash on-hand, a contingent earn-out liability valued at $997,000, and a working capital adjustment of approximately $400,000, which was paid in cash and a final fair value adjustment of approximately $312,000, which was noncash. The sale of the Real Estate was determined to be a failed sales and leaseback because the transaction did not meet the criteria for sales accounting as prescribed under ASC 842 “Leases”. Consequently, the transaction was treated as a financing transaction.
As of the date of acquisition, Precision Marshall entered into a sale and leaseback agreement with a third-party, independent of the Kinetic sellers, for the Real Estate. The sale price of the Real Estate was approximately $8.9 million, subject to closing fees of approximately $547,000.

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
Under the purchase price allocation, the Company recognized goodwill of approximately $3.0 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of June 28, 2022, as calculated by an independent third-party firm. Goodwill arising from the acquisition is expected to be fully deductible for tax purposes. The table below outlines the purchase price allocation of the purchase for Kinetic to the acquired identifiable assets, liabilities assumed and goodwill as of September 30, 2023 (in $000’s):

Total purchase price	$24,732
Accounts payable	571
Accrued liabilities	1,848
Total liabilities assumed	2,419
Total consideration	27,151
Cash	287
Accounts receivable	3,073
Inventory	6,429
Property, plant and equipment	12,855
Intangible assets	1,000
Other assets	480
Total assets acquired	24,124
Total goodwill	$3,027
Proforma Information
The table below presents selected proforma information for the Company for the year ended September 30, 2022, assuming that the acquisition had occurred on October 1, 2021 (the beginning of the Company’s 2021 fiscal year), pursuant to ASC 805-10-50 (in $000's). This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on that date, nor does it purport to predict the results of operations for future periods.

Year Ended September 30, 2022	As Reported		Adjustments	Proforma
	Live (1)	Kinetic (2)	Adjustments (3)	Total
Net revenue	$286,913	$15,418		$302,331
Net income	$24,741	$1,374	$(207)	$25,908
Earnings per basic common share	$7.94			$8.31
Earnings per basic diluted share	$7.84			$8.21

(1)Live for the year ended September 30, 2022. Includes Kinetic from June 29, 2022 through September 30, 2022.
(2)Kinetic from October 1, 2021 through the acquisition date of June 28, 2022.
(3)Reflects adjustments for (a) amortization expense of definite-lived intangible assets based on the preliminary fair value at the acquisition date, (b) interest expense to include proforma interest expense that would have been incurred as a result of the acquisition financing obtained by the Company, and (c) certain other expenses to reflect the post-acquisition operating environment.

Note 5:    Property and Equipment
The following table details the Company's property and equipment as of September 30, 2023 and 2022, respectively (in $000’s):

	September 30, 2023	September 30, 2022
Property and equipment, net:
Building and improvements	$35,684	$26,761
Land	2,029	2,029
Transportation equipment	2,062	622
Machinery and equipment	67,575	53,739
Furnishings and fixtures	6,028	4,407
Office, computer equipment and other	4,569	3,699
	117,947	91,257
Less: Accumulated depreciation	(37,244)	(26,667)
	$80,703	$64,590
Depreciation expense was approximately $10.9 million and $6.2 million for the years ended September 30, 2023 and 2022, respectively.
Note 6:    Leases
The following table details the Company's right of use assets and lease liabilities as of September 30, 2023 and 2022, respectively (in $000’s):

	September 30, 2023	September 30, 2022
Right of use asset - operating leases	$54,544	$33,659
Lease liabilities:
Current - operating	11,369	7,851
Current - finance	359	217
Long term - operating	48,156	30,382
Long term - finance	32,942	19,568
The weighted average remaining lease term for operating leases is 10.5 years. The Company’s weighted average discount rate for operating leases is 9.47%. Total cash payments for operating leases for the year ended September 30, 2023 were approximately $13.2 million.
The weighted average remaining lease term for finance leases is 27.6 years. The Company’s weighted average discount rate for finance leases is 11.69%. Total cash payments for finance leases for the year ended September 30, 2023 were approximately $2.4 million.
As discussed in Note 4, on June 28, 2022, Precision Marshall acquired all of the capital stock of Kinetic and certain Real Estate assets used in its operations. As of the date of execution of the Real Estate purchase, Precision Marshall sold the Real Estate, in exchange for which Precision Marshall entered into a 20-year lease, with two options to renew for an additional five years each, which the Company is reasonably certain to exercise. This transaction is being treated as a failed sales and leaseback arrangement for accounting purposes, as described in ASC 842 “Leases”.

As discussed in Note 4, on July 1, 2022, Marquis acquired certain assets and intellectual property related to the carpet-backing operations of Better Backers. In connection with the acquisition, Marquis entered into two 20-year building leases, with two options to renew for an additional five years each, which the Company is reasonably certain to exercise. These leases are being treated as finance leases for accounting purposes, as described in ASC 842 “Leases”.
As discussed in Note 4, on January 18, 2023, Live Ventures acquired 100% of the issued and outstanding equity interests of Flooring Liquidators, Inc., Elite Builder Services, Inc., 7 Day Stone, Inc., Floorable, LLC, K2L Leasing, LLC, and SJ & K Equipment, Inc. (collectively, the “Acquired Companies”). The Acquired Companies are leading retailers and installers of floors, carpets, and countertops to consumers, builders and contractors in California and Nevada. In connection with the acquisition, the Company acquired several real and personal property leases, which are a combination of both operating and finance leases, as described in ASC 842 “Leases”.
As discussed in Note 4, on July 20, 2023, the Company acquired PMW, a Kentucky-based Metal Stamping and Value-Added Manufacturing Company. As of the date of execution, the PMW sold two real properties in exchange for which PMW entered into a 20-year lease, with two options to renew for an additional five years each, which the Company is reasonably certain to exercise. This transaction is being treated as a failed sales and leaseback for accounting purposes, as described in ASC 842 “Leases”.
The Company records finance lease right of use assets as property and equipment. The balance, as of September 30, 2023 and September 30, 2022 is as follows (in $000’s):

	September 30, 2023	September 30, 2022
Property and equipment, at cost	$22,526	$15,319
Accumulated depreciation	(702)	(130)
Property and equipment, net	$21,824	$15,189
Total present value of future lease payments of operating leases as of September 30, 2023 (in 000’s):

Twelve months ended September 30,
2024	$15,837
2025	13,895
2026	11,549
2027	9,687
2028	6,466
Thereafter	30,061
Total	87,495
Less implied interest	(27,970)
Present value of payments	$59,525

Total present value of future lease payments of finance leases as of September 30, 2023 (in 000’s):

Twelve months ended September 30,
2024	$3,147
2025	3,193
2026	3,227
2027	3,295
2028	3,398
Thereafter	104,937
Total	121,197
Less implied interest	(87,896)
Present value of payments	$33,301
During the year ended September 30, 2022, in connection with the winding down of ApplianceSmart's operations (see Note 17), the Company recorded a loss on write-off of an ROU of approximately $522,000 related to the decision to close the one remaining ApplianceSmart retail location in operation. There were no such transactions during the year ended September 30, 2023.
Note 7:    Intangibles
The Company’s intangible assets consist of customer relationship intangibles, trade names, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles.
The following table details the Company's intangible assets as of September 30, 2023 and 2022, respectively (in $000’s):

	September 30, 2023	September 30, 2022
Intangible assets, net:
Intangible assets - Tradenames	$14,940	$808
Intangible assets - Customer Relationships	13,874	4,598
Intangible assets - Other	2,316	587
	31,130	5,993
Less: Accumulated amortization	(4,562)	(2,149)
Total intangible assets, net	$26,568	$3,844
Intangible amortization expense was approximately $3.4 million and $960,000 for the years ended September 30, 2023 and 2022, respectively.
The following table summarizes estimated future amortization expense related to intangible assets that have net balances (in $000’s):

As of September 30,
2024	$4,439
2025	4,424
2026	4,415
2027	4,307
2028	3,983
Thereafter	5,000
$26,568

Note 8:    Goodwill
The following table details the Company's goodwill as of September 30, 2023 and 2022 (in 000’s):

	Retail - Entertainment	Retail - Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate	Total
September 30, 2021	$36,947	$—	$807	$—	$3,717	$41,471
Additions	—	—	—	3,339	—	3,339
Impairment	—	—	—	—	(3,717)	(3,717)
September 30, 2022	36,947	—	807	3,339	—	41,093
Additions	—	30,419	—	4,666	—	35,085
Fair value adjustments	—	—	—	(312)		(312)
Impairment	—	—	—	—	—	—
September 30, 2023	$36,947	$30,419	$807	$7,693	$—	$75,866
The Company accounts for purchased goodwill and intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other (see Note 2). Goodwill recognized during the year ended September 30, 2023 was approximately $35.1 million, and was due to the acquisitions of Flooring Liquidators and PMW, partially offset by a $312,000 fair value adjustment to the goodwill of Kinetic. Goodwill recognized during the year ended September 30, 2022 was approximately $3.3 million, and was due to the acquisition of Kinetic.
During the fourth quarter of the year ended September 30, 2022, the Company performed its annual goodwill impairment testing, which resulted in an impairment to SW Financial's goodwill. The results of the impairment test indicated that, due to downturns in the financial market, which caused a reduction in revenue, the carrying value of SW Financial's goodwill exceeded its estimated fair value, and, thus, goodwill was fully impaired. Consequently, as of the year ended September 30, 2022, the Company recorded an impairment charge in the amount of $3.7 million for the full amount of SW Financial's goodwill. SW Financial's operation were shut down during the third quarter of the year ended September 30, 2023 (see Note 3). No such impairment occurred for the year ended September 30, 2023.
Note 9:    Accrued Liabilities
The following table details the Company's accrued liabilities as of September 30, 2023 and 2022, respectively (in 000’s):

	September 30, 2023	September 30, 2022
Accrued liabilities:
Accrued payroll and bonuses	$5,802	$4,838
Accrued sales and use taxes	1,529	1,905
Accrued gift card and escheatment liability	1,819	1,696
Accrued interest payable	669	390
Accrued inventory	5,700	—
Accrued professional fees	3,146	1,924
Customer deposits	4,579	385
Accrued expenses - other	8,582	5,348
	$31,826	$16,486

Note 10: Long-Term Debt
Long-term debt as of September 30, 2023 and 2022 consisted of the following (in $000’s):

	September 30, 2023	September 30, 2022
Revolver loans	$56,779	$43,107
Equipment loans	15,486	13,716
Term loans	14,290	7,941
Other long-term debt	15,789	14,501
Total long-term debt	102,344	79,265
Less: unamortized debt issuance costs	(557)	(626)
Net amount	101,787	78,639
Less: current portion	(23,077)	(18,935)
Total long-term debt, net of current portion	$78,710	$59,704
Future maturities of long-term debt at September 30, 2023 are as follows excluding related party debt (in $000’s):

Years ending September 30,
2024	$23,077
2025	6,010
2026	28,265
2027	32,730
2028	1,287
Thereafter	10,418
Total	$101,787
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

Level	Fixed Charge Coverage Ratio	Term SOFR Revolver Loan	Base Rate Revolver Loan
I	<1.20 to 1.00	2.25%	1.25%
II	>1.20 to 1.00 but <1.50 to 1.00	2.00%	1.00%
III	>1.50 to 1.00 but <1.75 to 1.00	1.75%	0.75%
IV	>1.75 to 1.00 but <2.00 to 1.00	1.50%	0.50%
V	>2.00 to 1.00	1.25%	0.25%
The following tables summarize the BofA Revolver for the years ended and as of September 30, 2023 and 2022, respectively (in $000’s):

	During the year ended September 30,
	2023	2022
Cumulative borrowing during the period	$118,865	$148,015
Cumulative repayment during the period	122,907	136,928
Maximum borrowed during the period	12,648	11,210
Weighted average interest for the period	6.87%	3.68%

	As of September 30,
	2023	2022
Total availability	$14,904	$13,804
Total outstanding	6,101	10,143
Loan with Encina Business Credit, LLC
On July 14, 2020, Precision Marshall entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina Business Credit, LLC, as Agent (the “Agent”). The Loan Agreement provides for secured revolving loans (the “Encina Revolver Loans”) in a principal amount not to exceed the lesser of (i) $23.5 million and (ii) a borrowing base equal to the sum of (a) 85% of Precision Marshall’s eligible accounts receivable, plus (b) 85% of Precision Marshall’s eligible inventory, subject to an eligible inventory sublimit that begins at $14.0 million and declines to $12.0 million during the term of the Loan Agreement, minus (c) customary reserves. The Encina Revolver Loans matured on July 14, 2023. On January 20, 2022, Precision Marshall refinanced these loans with Fifth-Third Bank (see below). The refinanced credit facility, totaling $29 million, is comprised of $23.0 million in revolving credit, $3.5 million in machinery and equipment (“M&E”) lending, and $2.5 million for capital expenditure (“Capex”) lending.
The following tables summarize the Encina Revolver Loans as of and for the years ended September 30, 2023 and 2022 (in $000’s):

	During the year ended September 30,
	2023	2022
Cumulative borrowing during the period	$—	$18,812
Cumulative repayment during the period	—	31,547
Maximum borrowed during the period	—	2,000
Weighted average interest for the period	—%	6.50%
Loan with Fifth Third Bank (Precision Marshall)
On January 20, 2022, Precision Marshall refinanced its Encina Business Credit loans with Fifth Third Bank (see above), and the balance outstanding was repaid. The refinanced credit facility, totaling $29 million, is comprised of $23.0 million in revolving credit, $3.5 million in M&E lending, and $2.5 million for capital Capex lending. Advances under the new credit facility will bear interest at the 30-day SOFR plus 200 basis points for lending under the revolving facility, and 30-

day SOFR plus 225 basis points for M&E and Capex lending (Effective December 31, 2021, SOFR replaced the USD LIBOR for most financial benchmarking). The refinancing of the Borrower’s existing credit facility reduces interest costs and improves the availability and liquidity of funds by approximately $3.0 million at the close. The facility terminates on January 20, 2027, unless terminated earlier in accordance with its terms.
In connection with the acquisition of Kinetic (see Note 4), the existing revolving facility was amended to add Kinetic as a borrower. In addition, two additional term loans were executed to fund the purchase of Kinetic. Approximately $6.0 million was drawn from the revolving facility, and the term loans were opened in the amounts of $4.0 million and $1.0 million, respectively. The $4.0 million term loan (“Kinetic Term Loan #1”), which matures on January 20, 2027, carries the same terms for M&E term lending as stated above. The $1.0 million term loan (“Kinetic Term Loan #2”), which matures on June 28, 2025, is a “Special Advance Term Loan”, and bears interest at SOFR plus 375 basis points.
As of September 30, 2023 and 2022, the outstanding balance on the revolving loan was approximately $23.0 million and $23.6 million, respectively, and the outstanding balance on the original M&E lending, which is documented as a term note, was approximately $2.3 million and $3.2 million, respectively. As of September 30, 2023 and 2022, the outstanding balance on Kinetic Term Loan #1 was $3.3 million and $3.9 million. As of September 30, 2023 and 2022, the outstanding balance on Kinetic Term Loan #2 was $0 and $917,000, respectively.
On April 12, 2023, in connection with its existing credit facility with Fifth Third Bank, Precision Marshall took an advance against its Capex term lending in the amount of approximately $1.4 million. The loan matures January 2027 and bears interest on the same terms as for Capex lending as stated above. The first payment under this loan is due in February 2024. As of September 30, 2023, the outstanding balance on this Capex loan was $1.4 million.
The following tables summarize the Precision Marshall Fifth Third Bank Revolver Loan as of and for the years ended September 30, 2023 and 2022 (in $000’s):

	During the year ended September 30,
	2023	2022
Cumulative borrowing during the period	$72,336	$61,745
Cumulative repayment during the period	69,707	38,172
Maximum borrowed during the period	1,700	12,937
Weighted average interest for the period	7.85%	4.64%

	As of September 30,
	2023	2022
Total availability	$5,959	$4,900
Total outstanding	26,202	23,573
Texas Capital Bank Revolver Loan
On November 3, 2016, Vintage Stock entered into an amended $12.0 million credit agreement with Texas Capital Bank (“TCB Revolver”). The TCB Revolver is a five-year, asset-based facility that is secured by substantially all of Vintage Stock’s assets. Availability under the TCB Revolver is subject to a monthly borrowing base calculation. The TCB Revolver matures, as amended September 30, 2021, on November 3, 2023.
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

The following tables summarize the TCB Revolver as of and for the years ended September 30, 2023 and 2022 (in $000's):

	During the year ended September 30,
	2023	2022
Cumulative borrowing during the period	$73,074	$86,390
Cumulative repayment during the period	77,195	85,794
Maximum borrowed during the period	11,146	2,425
Weighted average interest for the period	7.50%	3.26%

	As of September 30,
	2023	2022
Total availability	$6,526	$1,707
Total outstanding	5,270	9,391
Eclipse Business Capital Loans
In connection with the acquisition of Flooring Liquidators (see Note 4), on January 18, 2023, Flooring Liquidators entered into a credit facility with Eclipse Business Capital, LLC (“Eclipse”). The facility consists of $25.0 million in revolving credit (“Eclipse Revolver”) and $3.5 million in M&E lending (“Eclipse M&E”). The Eclipse Revolver is a three-year, asset-based facility that is secured by substantially all of Flooring Liquidators’ assets. Availability under the Eclipse Revolver is subject to a monthly borrowing base calculation. Flooring Liquidators’ ability to borrow under the Eclipse Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with Eclipse. The Eclipse Revolver bears interest at 4.5% per annum in excess of Adjusted Term SOFR prior to April 1, 2023, and 3.5% per annum in excess of Adjusted Term SOFR after April 1, 2023. The Eclipse M&E loan bears interest at 6.0% per annum in excess of Adjusted Term SOFR prior to April 1, 2023, and 5.0% per annum in excess of Adjusted Term SOFR after April 1, 2023. The credit facility matures in January 2026. As of September 30, 2023, the outstanding balance on the Eclipse M&E loan was approximately 2.4 million.
The following tables summarize the Eclipse Revolver as of and for the years ended September 30, 2023 and 2022 (in $000's):

	During the year ended September 30,
	2023	2022
Cumulative borrowing during the period	$41,545	$—
Cumulative repayment during the period	46,710	—
Maximum borrowed during the period	13,396	—
Weighted average interest for the period	9.80%	—%

	As of September 30,
	2023	2022
Total availability	$1,558	$—
Total outstanding	8,230	—
Loan with Fifth Third Bank (PMW)
In connection with the acquisition of PMW (see Note 4), on July 20, 2023, PMW entered into a revolving credit facility with Fifth Third Bank. The facility consists of $15.0 million in revolving credit and approximately $5.0 million in M&E lending. The Fifth-Third Revolver is a three-year, asset-based facility that is secured by substantially all of PMW's assets. Availability under the Fifth-Third Revolver is subject to a monthly borrowing base calculation. PMW's ability to borrow under the Fifth-Third Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with Fifth-Third. Loans made under the Revolving Credit Facility are considered Reference Rate Loans, and bear interest at a rate equal to the sum of the Reference Rate plus the Applicable Margin. Reference Rate means the greater of (a) 3.0% or (b) the Lender’s publicly announced prime rate (which is not intended to be Lender’s lowest or most favorable rate in effect at any time) in effect from time to time. The Applicable Margin for revolving loans is zero, while for the Machinery & Equipment Term Loan or any Capital Expenditure Term Loan, it is 50 basis points

(0.5%). The credit facility matures in July 2026. As of September 30, 2023, the outstanding balance on the Fifth-Third M&E loan was approximately $4.8 million.
The following tables summarize the PMW Fifth-Third Bank Revolver as of and for the years ended September 30, 2023 and 2022 (in $000's):

	During the year ended September 30,
	2023	2022
Cumulative borrowing during the period	$16,294	$—
Cumulative repayment during the period	14,258	—
Maximum borrowed during the period	13,327	—
Weighted average interest for the period	8.46%	—%

	As of September 30,
	2023	2022
Total availability	$3,818	$—
Total outstanding	10,975	—
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
Note payable to JCM Holdings
During October 2020, Marquis purchased a manufacturing facility, which it had previously leased, for approximately $2.5 million. Marquis entered into a $2.0 million loan agreement, secured by the facility, with the seller of the facility, in order to complete the purchase of the facility. The loan bears interest at 6%, due monthly, and matures January 2030. As of September 30, 2023 and 2022, the outstanding principal balance was approximately $1.5 million and $1.7 million, respectively.
Note Payable to the Sellers of Vintage Stock
In connection with the purchase of Vintage Stock, on November 3, 2016, Vintage Stock Affiliated Holdings, LLC ("VSAH") and Vintage Stock entered into a seller financed mezzanine loan in the amount of $10.0 million with the previous owners of Vintage Stock. The Sellers Subordinated Acquisition Note bears interest at 8% per annum, with interest payable monthly in arrears The Sellers Subordinated Acquisition Note, as amended, matured on September 23, 2023. As of March 31, 2022, this note has been paid in full.
Equipment Loans
On June 20, 2016 and August 5, 2016, Marquis entered into a transaction that provided for a master agreement and separate loan schedules (the “Equipment Loans”) with Banc of America Leasing & Capital, LLC which provided:
Note #3 is for approximately $3.7 million, secured by equipment. The Equipment Loan #3 is due December 2023, payable in 84 monthly payments of $52,000 beginning January 2017, bearing interest rate at 4.8% per annum. As of September 30, 2023 and 2022, the outstanding balance was approximately $154,000 and $751,000, respectively.
Note #4 is for approximately $1.1 million, secured by equipment. The Equipment Loan #4 is due December 2023, payable in 81 monthly payments of $16,000 beginning April 2017, bearing interest at 4.9% per annum. As of September 30, 2023 and 2022, the outstanding balance was approximately $47,000 and $231,000, respectively.
Note #5 is for approximately $4.0 million, secured by equipment. The Equipment Loan #5 is due December 2024, payable in 84 monthly payments of $55,000 beginning January 2018, bearing interest at 4.7% per annum. As of September 30, 2023 and 2022, the outstanding balance was approximately $799,000 and $1.4 million, respectively.

Note #6 is for $913,000, secured by equipment. The Equipment Loan #6 is due July 2024, payable in 60 monthly payments of $14,000 beginning August 2019, with a final payment of $197,000, bearing interest at 4.7% per annum. As of September 30, 2023 and 2022, the outstanding balance was approximately $317,000 and $471,000, respectively.
Note #7 is for $5.0 million, secured by equipment. The equipment loan #7 is due February 2027, payable in 84 monthly payments of $59,000 beginning March 2020, with the final payment of $809,000, bearing interest at 3.2% per annum. As of September 30, 2023 and 2022, the outstanding balance was approximately $2.9 million and $3.5 million, respectively.
Note #8 is for approximately $3.4 million, secured by equipment. The equipment loan #8 is due September 2027, payable in 84 monthly payments of $46,000 beginning October 2020, bearing interest at 4.0%. As of September 30, 2023 and 2022, the outstanding balance was approximately $2.0 million and $2.5 million, respectively.
In December 2021, Marquis funded the acquisition of $5.5 million of new equipment under Note #9 of its master agreement. The note, which is secured by the equipment, matures December 2026, and is payable in 60 monthly payments of $92,000 beginning January 2022, bearing interest at 3.75%. As of September 30, 2023 and 2022, the outstanding balance was approximately $3.9 million and $4.8 million, respectively.
In December 2022, Marquis funded the acquisition of $5.7 million of new equipment under Note #10 of its master agreement. The Equipment Loan #10, which is secured by the equipment, matures December 2029, and is payable in 84 monthly payments of $79,000, beginning January 2023, with the final payment in the amount of approximately $650,000, bearing interest at 6.50%. As of September 30, 2023, the balance was approximately $5.3 million.
Note Payable to Store Capital Acquisitions, LLC
On June 14, 2016, Marquis entered into a transaction with Store Capital Acquisitions, LLC. The transaction included a sale-leaseback of land owned by Marquis and a loan secured by the improvements on such land. The total aggregate proceeds received from the sale of the land and the loan was $10.0 million, which consisted of approximately $644,000 from the sale of the land and a note payable of approximately $9.4 million. In connection with the transaction, Marquis entered into a lease with a 15-year term commencing on the closing of the transaction, which provides Marquis with an option to extend the lease upon the expiration of its term. The initial annual lease rate is $60,000. The proceeds from this transaction were used to pay down the BofA Revolver and Term loans, and related party loan, as well as to purchase a building from the previous owners of Marquis that was not purchased in the July 2015 transaction. The note payable bears interest at 9.3% per annum, with principal and interest due monthly. The note payable matures June 13, 2056. For the first five years of the note payable, there is a pre-payment penalty of 5%, which declines by 1% for each year the loan remains unpaid for the next five years. At the end of ten years, there is no pre-payment penalty. In connection with the note payable, Marquis incurred approximately $458,000 in transaction costs that are being recognized as a debt issuance cost and are being amortized and recorded as interest expense over the term of the note payable. As of September 30, 2023 and 2022, the remaining principal balance was approximately $9.1 million and $9.2 million, respectively.
Loan Covenant Compliance
As of September 30, 2023, the Company was in compliance with all covenants under its existing revolving and other loan agreements.

Note 11:    Notes payable, related parties
Long-term debt, related parties as of September 30, 2023 and 2022 consisted of the following (in $000’s):

	September 30, 2023	September 30, 2022
Isaac Capital Group, LLC, 12.5% interest rate, matures May 2025	$2,000	$2,000
Spriggs Investments, LLC, 10% interest rate, matures July 2024	2,000	2,000
Spriggs Investments, LLC for Flooring Liquidators, 12% interest rate, matures July 2024	1,000	—
Isaac Capital Group, LLC revolver, 12% interest rate, matures April 2024	1,000	—
Isaac Capital Group, LLC for Flooring Liquidators, 12% interest rate, matures January 2028	5,000	—
Total notes payable - related parties	11,000	4,000
Less: unamortized debt issuance costs	(86)	—
Net amount	10,914	4,000
Less current portion	(4,000)	(2,000)
Long-term portion	$6,914	$2,000
Future maturities of notes payable, related parties at September 30, 2023 are as follows (in $000’s):

Years ending September 30,
2024	$4,000
2025	2,000
2028	4,914
Total	$10,914
Isaac Capital Group LLC
As of December 11, 2023, Isaac Capital Group, LLC (“ICG”), together with Jon Isaac, the Company's President and CEO and the President and sole member of ICG, control approximately 48.8% of the outstanding voting power of the Company (assuming the exercise of all outstanding and exercisable warrants held by them).
ICG Term Loan
During 2015, Marquis entered into a mezzanine loan in the amount of up to 7.0 million (the “ICF Loan”) with Isaac Capital Fund I, LLC (“ICF”), a private lender whose managing member is Jon Isaac. On July 10, 2020, (i) ICF released and discharged Marquis from all obligations under the loan, (ii) ICF assigned all of its rights and obligations under the instruments, documents, and agreements with respect to the ICF Loan to ICG, of which Jon Isaac, the Company’s President and Chief Executive Officer, is the sole member, and (iii) Live Ventures borrowed 2.0 million (the “ICG Loan”) from ICG using essentially the same documentation from the ICF Loan. There was no balance outstanding on the note as of the date of assignment. The ICG Loan matures on May 1, 2025 and bears interest at a rate of 12.5%. Interest is payable in arrears on the last day of each month. As of September 30, 2023 and 2022, the outstanding balance on this loan was 2.0 million.
Revolving Promissory Note
On April 9, 2020, the Company entered into an unsecured revolving line of credit promissory note whereby ICG agreed to provide the Company with a $1.0 million revolving credit facility (the “ICG Revolver”). On June 23, 2022, as amended by unanimous consent of the Board of Directors, the facility was increased to $6.0 million to facilitate the acquisition of Kinetic, as discussed in Note 4 above. No other terms of the Note were changed. An advance of $4.5 million was drawn on June 23, 2022 to facilitate the Kinetic acquisition (see Note 4), which was repaid in full on June 30, 2022. Additionally, an advance of $1.8 million was drawn on July 1, 2022 to facilitate the Better Backers acquisition (see Note 4), which was repaid by Marquis on August 18, 2022. On April 1, 2023, the Company entered into the First Amendment of the ICG Revolver that extended the maturity to April 8, 2024 and increased the interest rate to 12% per annum. As of September 30, 2023 and 2022, the outstanding balance on this note was $1.0 million and $0, respectively.

ICG Flooring Liquidators Note
On January 18, 2023, in connection with the acquisition of Flooring Liquidators, Flooring Affiliated Holdings, LLC, a wholly-owned subsidiary of the Company, as borrower, entered into a promissory note for the benefit of ICG in the amount of $5.0 million (“ICG Flooring Liquidators Loan”). The ICG Flooring Liquidators Loan matures on January 18, 2028, and bears interest at 12%. Interest is payable in arrears on the last day of each calendar month. The note is fully guaranteed by the Company. As of September 30, 2023, the outstanding balance on this loan was $5.0 million.
Loan from Spriggs Investments LLC
Spriggs Promissory Note I
On July 10, 2020, the Company executed a promissory note (the “Spriggs Promissory Note I”) in favor of Spriggs Investments, LLC (“Spriggs Investments”), a limited liability company whose sole member is Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, Inc., a wholly-owned subsidiary of the Company, that memorializes a loan by Spriggs Investments to the Company in the initial principal amount of $2.0 million (the “Spriggs Loan I”). The Spriggs Loan originally matured on July 10, 2022; however, the maturity date was extended to July 10, 2023, pursuant to unanimous consent of the Board of Directors. The Spriggs Promissory Note I bears simple interest at a rate of 10.0% per annum. On January 19, 2023, the Company entered into a modification agreement of the Spriggs Loan I. Consequently, the Spriggs Promissory Note I will bear interest at a rate of 12% per annum, and the maturity date was extended to July 31, 2024. As of September 30, 2023 and 2022, the amount owed was 2.0 million.
Spriggs Promissory Note II
On January 19, 2023, in connection with the acquisition of Flooring Liquidators, the Company executed a promissory note in favor of Spriggs Investments in the initial principal amount of $1.0 million (the “Spriggs Loan II”). The Spriggs Loan II matures on July 31, 2024, and bears interest at a rate of 12% per annum. As of September 30, 2023, the amount owed was $1.0 million.

Note 12: Related Party Seller Notes
Seller notes as of September 30, 2023 and 2022 consisted of the following (in $000’s):

	September 30, 2023	September 30, 2022
Seller of Flooring Liquidators, 8.24% interest rate, matures January 2028	$34,000	$—
Seller of PMW, 8.0% interest rate, matures July 2028	2,500	—
Seller of Kinetic, 7.0% interest rate, matures September 2027	3,000	3,000
Total Seller notes payable - related parties	39,500	3,000
Less: unamortized debt issuance costs	(502)	—
Net amount	38,998	3,000
Less current portion	—	—
Long-term portion of Seller notes - related parties	$38,998	$3,000
Future maturities of seller notes at September 30, 2023 are as follows (in $000’s):

Years ending September 30,
2026	500
2027	3,500
2028	34,998
Total	$38,998
Note Payable to the Sellers of Kinetic
In connection with the purchase of Kinetic (see Note 4), Kinetic entered into an employment agreement with the previous owner of Kinetic to serve as its Head of Equipment Operations. The employment agreement is for an initial term of five years and shall be automatically extended in 90-day increments unless either party provides notice as required under the agreement. Additionally, Precision Marshall entered into a seller financed loan in the amount of $3.0 million with the previous owner of Kinetic. The Sellers Subordinated Acquisition Note bears interest at 7.0% per annum, with interest payable quarterly in arrears. The Sellers Subordinated Acquisition Note has a maturity date of September 27, 2027. As of September 30, 2023, the remaining principal balance was $3.0 million.
Note Payable to the Seller of Flooring Liquidators
In connection with the purchase of Flooring Liquidators (see Note 4), the Company entered into an employment agreement with the previous owner of Flooring Liquidators to serve as its Chief Executive Officer. The employment agreement is for an initial term of five years and shall be automatically extended in 90-day increments unless either party provides notice as required under the agreement. Additionally, the Company entered into a seller financed mezzanine loan, which is fully guaranteed by the Company, in the amount of $34.0 million with the previous owners of Flooring Liquidators. The Seller Subordinated Acquisition Note (“Sellers Note”) bears interest at 8.24% per annum, with interest payable monthly in arrears beginning on January 18, 2024. The Sellers Note has a maturity date of January 18, 2028. The fair value assigned to the Sellers Note, as calculated by an independent third-party firm, was $31.7 million, or a discount of $2.3 million. The $2.3 million discount is being accreted to interest expense, using the effective interest rate method, as required by GAAP, over the term of the Sellers Note. As of September 30, 2023, the carrying value of the Sellers Note was approximately $33.5 million.
Note Payable to the Sellers of PMW
In connection with the purchase of PMW (see Note 4), the Company entered into an consulting agreement with the previous owner of PMW to serve as part-time President and Chief Executive Officer. The consulting agreement commenced on the Effective Date and shall terminate upon the latter of (i) Sellers’ receipt of Earn-out Payments in an aggregate amount equal to $3,000,000 and (ii) the full satisfaction and payment of all amounts due and to that are to become due under the seller note, unless earlier terminated in accordance with the terms set forth in the consulting agreement. Additionally, PMW entered into two seller financed loans, in the aggregate amount of $2.5 million, which are fully guaranteed by the Company. The Sellers Subordinated Acquisition Notes bear interest at 8.0% per annum, with interest payable quarterly in arrears. The Sellers Subordinated Acquisition Note has a maturity date of July 18, 2028. As of September 30, 2023, the carrying value of the Sellers Notes was approximately $2.5 million.
Note 13: Stockholders’ Equity
Series B Convertible Preferred Stock
In March 2022, the existing 315,790 shares of Series B Convertible Preferred Stock were converted into 1,578,950 common shares, in accordance with Series B Convertible Preferred Stock agreements. Of the 315,790 existing shares of Series B Convertible Preferred Stock converted, Isaac Capital Group, LLC (“ICG”) held 259,902 of these shares, and converted them into 1,299,510 common shares. Jon Isaac, the Company's President and Chief Executive Officer, is the President and sole member of ICG, and, accordingly, has sole voting and dispositive power with respect to these shares. As of September 30, 2023 and 2022, there were no shares of Series B Convertible Preferred Stock issued and outstanding.
Series E Convertible Preferred Stock
As of September 30, 2023 and 2022, there were 47,840 shares of Series E Convertible Preferred Stock issued and outstanding. During the year ended September 30, 2021, the Company repurchased 30,000 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $3. The shares accrue dividends at the rate of 5% per annum on the liquidation preference per share, payable quarterly from legally available funds. The shares carry a cash liquidation preference of $0.30 per share, plus any accrued but unpaid dividends. If such funds are not available, dividends shall continue to accumulate until they can be paid from legally available funds. Holders of the preferred shares are entitled to convert them into shares of our common stock on a 1:0.005 basis together with payment of $85.50 per converted share.
During the years ended September 30, 2023 and 2022, the Company accrued dividends of approximately $720 and $720, respectively. As of September 30, 2023 and 2022, the Company had no accrued dividends payable to holders of Series E preferred stock.
Common Stock
As of September 30, 2023 and 2022, there were 3,164,330 and 3,074,833 shares of Common Stock issued and outstanding, respectively.
Treasury Stock
For year ended September 30, 2023 and 2022, the Company purchased 39,092 and 86,451 shares of its common stock on the open market (treasury shares), respectively, for approximately $991,000 and $3 million, respectively. Such shares are recorded on the Company’s Consolidated Balance Sheets as treasury stock. On June 13, 2023, Tony Isaac, a member of the Company's board of directors, and father of the Company's CEO, Jon Isaac, exercised stock options for which he received 9,904 shares of the Company's common stock. On June 30, 2023, the Company repurchased Mr. Isaac's 9,904 shares of the Company's common stock for $25.85 per share, the closing market price on June 28, 2023, or approximately $256,000 (see Note 16).
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

Stock Options
The following table summarizes stock option activity for the years ended September 30, 2023 and 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2021	87,500	$18.81	1.78	$1,626
Granted	0	—
Exercised	0	—
Forfeited	0	—
Outstanding at September 30, 2022	87,500	$18.81	1.78	$1,626
Exercisable at September 30, 2022	78,500	$16.29	1.72	$1,626

Outstanding at September 30, 2022	87,500	$18.81	1.78	$1,626
Granted	17,500	35.00
Exercised	(31,250)	14.64
Forfeited	(20,000)	32.25
Outstanding at September 30, 2023	53,750	$21.51	1.54	$540
Exercisable at September 30, 2023	53,750	$21.51	1.54	$540
The Company recognized compensation expense of approximately $446,000 and $38,000 during the years ended September 30, 2023 and 2022, respectively, related to stock option awards granted to certain employees and officers based on the grant date fair value of the awards. No forfeitures are estimated. During the years ended September 30, 2023 and 2022, 17,500 and 0 stock options were granted, respectively.
At September 30, 2023 the Company had no unrecognized compensation expense associated with stock option awards.
The exercise price for stock options outstanding and exercisable at September 30, 2023 is as follows:

Outstanding		Exercisable
Number of Options	Exercise Price	Number of Options	Exercise Price
25,000	$10.00	25,000	$10.00
6,250	15.00	6,250	15.00
17,500	35.00	17,500	35.00
5,000	40.00	5,000	40.00
53,750		53,750
At September 30, 2023 and 2022, the Company had no non-vested stock option awards.

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

The following table presents the computation of basic and diluted net income per share:

	Years Ended September 30,
	2023	2022
Basic
Net (loss) income	$(102)	$24,741
Less: preferred stock dividends	—	—
Net (loss) income applicable to common stock	$(102)	$24,741
Weighted average common shares outstanding	3,133,554	3,116,214
Basic (loss) income per share	$(0.03)	$7.94
Diluted
Net (loss) income applicable to common stock	$(102)	$24,741
Add: preferred stock dividends	—	—
Net (loss) income applicable for diluted earnings per share	$(102)	$24,741
Weighted average common shares outstanding	3,133,554	3,116,214
Add: Options	19,240	39,082
Add: Series B Preferred Stock	—	—
Add: Series E Preferred Stock	239	239
Assumed weighted average common shares outstanding	3,153,033	3,155,535
Diluted (loss) income per share	$(0.03)	$7.84
There are 22,500 and 21,000 options to purchase shares of common stock that are anti-dilutive, and are not included in the years ended September 30, 2023 and 2022, diluted earnings per share computations, respectively.
Note 16:     Related Party Transactions
Transactions with Isaac Capital Group, LLC
During 2015, Marquis entered into a mezzanine loan in the amount of up to 7.0 million (the “ICF Loan”) with Isaac Capital Fund I, LLC (“ICF”), a private lender whose managing member is Jon Isaac. On July 10, 2020, (i) ICF released and discharged Marquis from all obligations under the loan, (ii) ICF assigned all of its rights and obligations under the instruments, documents, and agreements with respect to the ICF Loan to ICG, of which Jon Isaac, the Company’s President and Chief Executive Officer, is the sole member, and (iii) Live Ventures borrowed 2.0 million (the “ICG Loan”) from ICG using essentially the same documentation from the ICF Loan. (see Note 11).
On April 9, 2020, the Company entered into an unsecured revolving line of credit promissory note whereby ICG agreed to provide the Company with a $1.0 million revolving credit facility (the “ICG Revolver”) (see Note 11).
On January 18, 2023, in connection with the acquisition of Flooring Liquidators, Flooring Affiliated Holdings, LLC, a wholly-owned subsidiary of the Company, as borrower, entered into a promissory note for the benefit of ICG in the amount of $5.0 million (see Note 11).
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

Customer Connexx LLC, formerly a subsidiary of JanOne Inc., rents approximately 9,900 square feet of office space from the Company at its Las Vegas office which totals 16,500 square feet. JanOne Inc. paid the Company approximately $197,000 and $218,000 in rent and other common area reimbursed expenses for the years ended September 30, 2023 and 2022, respectively. Tony Isaac, a member of the Board of Directors of the Company, and Virland Johnson, former Chief Financial Officer of the Company, are President and Chief Executive Officer and members of the Board of Directors, and Chief Financial Officer of JanOne Inc., respectively.
On April 25, 2018, ApplianceSmart Holdings, LLC (“ASH”) delivered to the Seller the ApplianceSmart Note in the Original Principal Amount, as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on the Maturity Date. The ApplianceSmart Note bears interest at 5% per annum with interest payable monthly in arrears. Ten percent of the outstanding principal amount will be repaid annually on a quarterly basis, with the accrued and unpaid principal due on the Maturity Date. ApplianceSmart has agreed to guaranty repayment of the ApplianceSmart Note. The remaining approximately $2.6 million of the Purchase Price was paid in cash by ASH to the Seller. ASH may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal Amount. In connection with the discharge of certain debts of ApplianceSmart in bankruptcy (see Note 17), the balance due of approximately $2.8 million was written off. Consequently, as of September 30, 2022, there was no balance due.
On April 5, 2022, the Company entered into a Purchasing Agreement with ARCA, which was a wholly-owned subsidiary of JanOne, Inc. until March 2023. Pursuant to the agreement, the Company agrees to purchase inventory from time to time for ARCA as set forth in submitted purchase orders. The inventory is owned by the Company until ARCA installs it in customer's homes, and payment by ARCA to the Company is due upon ARCA's receipt of payment from the customer. All purchases made by the Company shall be paid back by ARCA in full plus an additional five percent surcharge or broker-type fee. The initial term of the Agreement was one year, and automatically renews for successive one-year terms if not terminated by either party. Due to significant doubt that the full balance due from ARCA will be paid, on May 24, 2023 the parties entered into a Promissory Note in the aggregate principal amount of $583,894, which represented the principal balance due as of that date, payable by ARCA for the benefit of the Company, to repay the outstanding receivables balance (“ARCA Note”). The ARCA Note bears interest at a rate of 10% per annum with payments of $75,000 due each month beginning on June 1, 2023, until the promissory note is repaid in full, and accrues late fees if payments are delinquent. As of September 23, 2023, no payments had been received and, consequently, the Company has recorded a full allowance of approximately $600,000 against the amount due.
Transactions with Vintage Stock CEO
Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, Inc., a wholly owned subsidiary of the Company, is the sole member of Spriggs Investments, LLC (“Spriggs Investments”).
On July 10, 2020, the Company executed a promissory note (the “Spriggs Promissory Note I”) in favor of Spriggs Investments that memorializes a loan by Spriggs Investments to the Company in the initial principal amount of $2.0 million (the “Spriggs Loan I”). The Spriggs Loan I originally matured on July 10, 2022; however, the maturity date was extended to July 10, 2023, pursuant to unanimous written consent of the Board of Directors. On January 19, 2023, the Company entered into a modification agreement of the Spriggs Loan I. Consequently, the Spriggs Promissory Note I will mature on July 31, 2024 (see Note 11).
On January 19, 2023, in connection with the acquisition of Flooring Liquidators (see Note 4), the Company executed a promissory note in favor of Spriggs Investments in the initial principal amount of $1.0 million (the “Spriggs Loan II”). The Spriggs Loan II matures on July 31, 2024 (see Note 11).
Transactions with Spyglass Estate Planning, LLC
Jon Isaac, the Company's President and Chief Executive Officer, is the sole member of Spyglass Estate Planning, LLC (“Spyglass”).
On July 1, 2022, in connection with its acquisition of Better Backers, Marquis entered into two building leases with Spyglass Estate Planning, LLC, a limited liability company whose sole member is Jon Isaac, the Company’s President and Chief Executive Officer. The building leases are for 20 years with two options to renew for an additional five years each (see Note 4 above). The provisions of the lease agreements include an initial 24-month month-to-month rental period, during which the lessee may cancel with 90-day notice, followed by a 20-year lease term with two five-year renewal options. The Company has evaluated each lease and determined the rent amounts to be at market rates.

Transactions with Flooring Liquidators CEO
Stephen Kellogg is the Chief Executive Officer of Flooring Liquidators, Inc., a wholly owned subsidiary of the Company,
Flooring Liquidators leases five properties from K2L Property Management, and one from Railroad Investments, each of which Mr. Kellogg is a member. Additionally, Flooring Liquidators leases two properties from Stephen Kellogg and Kimberly Hendrick as a couple, and properties from each of The Stephen Kellogg and Kimberly Hendrick Trust, The Stephen Kellogg Trust, and Mr. Kellogg personally. Ms. Hendrick is Mr. Kellogg's spouse.
Sellers Notes
Note Payable to the Sellers of Kinetic
In connection with the purchase of Kinetic (see Note 4), on June 28, 2022, Precision Marshall entered into a seller financed loan in the amount of $3.0 million with the previous owners of Kinetic (see Note 12).
Note Payable to the Seller of Flooring Liquidators
In connection with the purchase of Flooring Liquidators (seen Note 4), on January 18, 2023, Flooring Affiliated Holdings, LLC (“Buyer”) entered into a seller financed mezzanine loan, which is fully guaranteed by the Company, in the amount of $34.0 million with the previous owners of Flooring Liquidators (see Note 12).
Note Payable to the Seller of PMW
In connection with the purchase of PMW (see Note 4), on July 20, 2023, PMW entered into two seller financed loans, in the aggregate amount of $2.5 million, which are fully guaranteed by the Company (see Note 12).
Note 17:    Commitments and Contingencies
Litigation
SEC Investigation
On February 21, 2018, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) and a letter from the SEC stating that it was conducting an investigation. The subpoena requested documents and information concerning, among other things, the restatement of the Company’s financial statements for the quarterly periods ended December 31, 2016, March 31, 2017, and June 30, 2017, the acquisition of Marquis Industries, Inc., Vintage Stock, Inc., and ApplianceSmart, Inc., and the change in auditors. On August 12, 2020, three of the Company’s corporate executive officers (together, the “Executives”) each received a “Wells Notice” from the Staff of the SEC relating to the Company’s SEC investigation. On October 7, 2020, the Company received a “Wells Notice” from the Staff of the SEC relating to the SEC investigation. The Wells Notices related to, among other things, the Company’s reporting of its financial performance for its fiscal year ended September 30, 2016, certain disclosures related to executive compensation, and its previous acquisition of ApplianceSmart, Inc. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. The Wells Notices informed the Company and the Executives that the SEC Staff had made a preliminary determination to recommend that the SEC file an enforcement action against the Company and each of the Executives to allege certain violations of the federal securities laws. On October 1, 2018, the Company received a letter from the SEC requesting information regarding a potential violation of Section 13(a) of the Securities Exchange Act of 1934, based upon the timing of the Company’s Form 8-K filed on February 14, 2018. The Company cooperated fully with the SEC inquiry and provided a response to the SEC on October 26, 2018.
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

On October 1, 2021, the Company Defendants and third-party defendants moved to dismiss the SEC complaint. On September 7, 2022, the court denied the Company Defendants’ motion to dismiss, but granted one of the third-party defendant’s motions to dismiss, granting the SEC leave to file an amended complaint. On September 21, 2022, the SEC filed an amended complaint to which the Company Defendants filed an answer on October 11, 2022, denying liability. The court subsequently entered a discovery scheduling order and the parties exchanged initial disclosures. The parties participated in a mediation in June 2023. The mediation was not successful and the case is currently in the midst of discovery. Discovery deadlines have been extended because counsel for JanOne Inc. and Virland Johnson moved to withdraw on August 18, 2023, which motion the court granted on October 2, 2023. JanOne Inc. and Virland Johnson have until January 4, 2024, to obtain new counsel, after which time the Company anticipates depositions will commence.
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
Holdback Matter
On October 10, 2022, a representative for the former shareholders of Precision Industries, Inc. filed a civil complaint in the Court of Chancery of the State of Delaware. The complaint alleged that the Company violated the terms of an agreement and plan of merger dated July 14, 2020, by failing to pay the shareholders a certain indemnity holdback of

$2,500,000. The Chancery Court dismissed that action for lack of jurisdiction. On January 12, 2023, the representative re-filed the same action in the United States District Court for the Western District of Pennsylvania. On October 26, 2023, the Company counterclaimed against the representative and all represented shareholders for fraudulently misrepresenting the seller’s inventory and accounting methodology and asserting damages in excess of $4,500,000. The Company expects discovery to last for approximately one year.
Wage and Hour Matter
On July 27, 2022, Irma Sanchez, a former employee of Elite Builder Services, Inc. (“Elite Builders”), filed a class action complaint against Elite Builders in the Superior Court of California, County of Alameda. The complaint alleges that Elite Builders failed to pay all minimum and overtime wages, failed to provide lawful meal periods and rest breaks, failed to provide accurate itemized wage statements, and failed to pay all wages due upon separation as required by California law. The complaint was later amended as a matter of right on October 4, 2022. Further, Ms. Sanchez has put the Labor & Workforce Development Agency on notice to exhaust administrative remedies and enable her to bring an additional claim under the California Labor Code Private Attorneys General Act, which permits an employee to assert a claim for violations of certain California Labor Code provisions on behalf of all aggrieved employees to recover statutory penalties. The court granted Elite Builder’s Motion to Change Venue to Stanislaus County and Stanislaus County has now processed the filing and has set a Case Management Conference for January 16, 2024. The Company believes that Ms. Sanchez’s claims lack merit and intends to defend this action vigorously. The Company is currently unable to estimate the range of possible losses associated with this proceeding as we are in the early stages of discovery and the scope of class is not yet known.
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
Income tax expense for the years ended September 30, 2023 and 2022 is as follows (in $000’s):

	Year Ended September 30, 2023	Year Ended September 30, 2022
Current expense:
Federal	$3,821	$524
State	603	329
	4,424	853
Deferred (benefit) expense:
Federal	(2,228)	5,051
State	(625)	971
	(2,853)	6,022
Total income tax expense	$1,571	$6,875

A reconciliation of the differences between the effective and statutory income tax rates for years ended September 30, 2023 and 2022:

	Year Ended September 30, 2023	Year Ended September 30, 2022
Federal statutory rates	21.0%	21.0%
State income taxes, net of federal benefit	5.9%	4.0%
Permanent differences	(2.9%)	3.2%
Transaction costs	27.9%	—%
Investments	(71.9)%	—%
Bankruptcy gain exclusion	—%	(9.0%)
Stock compensation	4.9%	3.8%
Change in tax rates	41.4%	—%
Tax credits	(3.1%)	—%
Change in valuation allowance	73.4%	(0.2)%
Other	0.4%	(1.0%)
Effective rate	97.0%	21.8%
At September 30, 2023 and 2022, deferred income tax assets and liabilities were comprised of (in $000’s):

	September 30, 2023	September 30, 2022
Deferred income tax assets (liabilities):
Allowance for bad debts	$167	$53
Accrued expenses/reserves	(25)	(172)
Inventory	1,841	1,132
Accrued compensation	180	150
Research and development	121	—
Net operating loss	2,321	508
Tax credits	499	475
Stock compensation	235	265
Intangibles	(7,273)	(2,952)
Property & equipment	(12,681)	(8,843)
Right of use assets	(13,933)	(8,817)
Lease liabilities	15,256	9,609
Interest carryforwards	1,452	—
Investments	253	560
Capital loss carryforwards	1,156	—
Less: Valuation allowance	(3,604)	(786)
Total deferred income tax (liability)	$(14,035)	$(8,818)

The Company has federal and state net operating loss carryforwards of approximately $7.8 million and $10.8 million, respectively, as of September 30, 2023. The Company has placed a valuation allowance of approximately $7.0 million on the federal net operating loss carryforward due to Sec. 382 limitations. Additionally, the Company has placed a full valuation allowance against their state net operating loss carryforwards due to Sec. 382 and separate return limitations. The Company has Sec. 163(j) interest carryforwards of approximately $5.1 million as of September 30, 2023, which have an indefinite carryforward period. The Company has state tax credit carryforwards as of September 30, 2023 of approximately $0.6 million.
The Company evaluates all available evidence to determine if a valuation allowance is needed to reduce its deferred tax assets. Management has concluded that it is more likely than not that a portion of its existing tax benefits will not be realized. Accordingly, the Company has recorded a valuation allowance of approximately $3.6 million at September 30, 2023 to reduce its deferred tax assets.
The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of September 30, 2023. The Company is not under examination in any jurisdiction as of September 30, 2023. The 2019 through 2022 tax years are open to examination by the various federal and state jurisdictions in which the Company operates.The Company’s policy is to record uncertain tax positions as a component of income tax expense.
Note 19:    Segment Reporting
The Company operates in five operating segments which are characterized as: (1) Retail-Entertainment, (2) Retail-Flooring, (3) Flooring Manufacturing, (4) Steel Manufacturing, and (5) Corporate and Other. The Retail-Entertainment segment consists of Vintage Stock; the Retail-Flooring segment consists of Flooring Liquidators; the Flooring Manufacturing Segment consists of Marquis; and the Steel Manufacturing Segment consists of Precision Marshall, Kinetic, and PMW.
The following tables summarize segment information for the years ended September 30, 2023 and 2022 (in $000’s):

	Year Ended September 30, 2023		Year Ended September 30, 2022
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Total Revenue
Retail-Entertainment	$78,124	22.0%	$86,156	30.0%
Retail-Flooring	75,872	21.4%	—	—%
Flooring manufacturing	109,770	30.9%	130,850	45.6%
Steel manufacturing	88,912	25.0%	60,617	21.1%
Corporate and other	2,493	0.7%	$9,290	3.2%
Total Revenue	$355,171	100.0%	$286,913	100.0%

	Year Ended September 30,
	2023	2022
Revenues
Retail - Entertainment	$78,124	$86,156
Retail - Flooring	75,872	—
Flooring Manufacturing	109,770	130,850
Steel Manufacturing	88,912	60,617
Corporate & Other	2,493	9,290
Total revenues	$355,171	$286,913
Gross profit
Retail - Entertainment	$42,751	$45,583
Retail - Flooring	27,769	—
Flooring Manufacturing	23,891	31,908
Steel Manufacturing	20,023	16,878
Corporate & Other	1,132	3,458
Total gross profit	$115,566	$97,827
Operating income
Retail - Entertainment	$9,265	$12,628
Retail - Flooring	(292)	—
Flooring Manufacturing	6,061	14,154
Steel Manufacturing	7,978	8,866
Corporate & Other	(7,563)	(9,721)
Total operating income	$15,449	$25,927
Depreciation and amortization
Retail - Entertainment	$1,275	$1,247
Retail - Flooring	3,386	—
Flooring Manufacturing	4,318	3,331
Steel Manufacturing	4,958	1,983
Corporate & Other	320	607
Total depreciation and amortization	$14,257	$7,168
Interest expense, net
Retail - Entertainment	$568	$440
Retail - Flooring	3,412	—
Flooring Manufacturing	4,040	1,883
Steel Manufacturing	4,040	1,312
Corporate & Other	681	574
Total interest expense, net	$12,741	$4,209
Income before provision for income taxes
Retail - Entertainment	$8,738	$23,197
Retail - Flooring	(4,231)	—
Flooring Manufacturing	1,561	11,828
Steel Manufacturing	985	5,201
Corporate & Other	(5,584)	(8,610)
Total income before provision for income taxes	$1,469	$31,616

	Year Ended September 30,
Total Assets	2023	2022
Retail-Entertainment	$74,086	$72,166
Retail-Flooring	103,108	—
Flooring manufacturing	85,879	130,440
Steel manufacturing	135,853	72,269
Corporate and other	22,889	3,762
Consolidated totals	$421,815	$278,637
Note 20:    Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-K, and determined that there have been no events that have occurred that would require adjustments or disclosures in its condensed consolidated financial statements other than as discussed below:
Acquisition of Carpet One
On October 13, 2023, Flooring Liquidators acquired certain assets of Carpet Remnant Outlet, Inc., a floor covering retailer and installer serving residential and commercial customers throughout Northwest Arkansas. Total consideration for the acquisition was $8 million, and was comprised of cash at close of $2.7 million, a seller's note in the amount of $5.0 million, and an indemnification holdback amount of $300,000. As of the date of filing of the Company's 2023 Form 10-K, the fair values of the assets acquired and liabilities assumed had not yet been determined, and, thus, are not presented.
Vintage Credit Facility Refinance
On October 17, 2023, Vintage entered into a $15.0 million credit agreement with Bank Midwest, replacing a revolving credit facility between Vintage and Texas Capital Bank, which was entered into in November 2016 and set to mature in November 2023. In connection with the entry into the Credit Agreement, the revolving credit facility between Vintage Stock and Texas Capital Bank was terminated. The facility interest accrues daily on the outstanding principal at a rate of the greater of (a) the one-month forward-looking term rate based on SOFR, plus 2.36% per annum, or (b) 6.50% per annum, and matures on October 17, 2024.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, as of September 30, 2023, we concluded that the Company's disclosure, controls, and procedures were effective.
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

Our management assessed the design and effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, as of September 30, 2023, our management (with the participation of the Company’s CEO and CFO) under the oversight of the Board of Directors, concluded that our internal controls over financial reporting were effective at the end of the period covered by this Annual Report on Form 10-K.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting. There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15and 15d-15 of the Exchange Act that occurred during the year ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
The directors of the Company and their ages as of September 30, 2023, are as follows:

Name	Age	Position
Jon Isaac	41	Chief Executive Officer, President, and Director
Tony Isaac	70	Director
Richard D. Butler, Jr.	73	Director
Dennis (De) Gao	44	Director
Tyler Sickmeyer	38	Director
Set forth below are the respective principal occupations or brief employment histories of each of our directors and executive officers and the periods during which each has served as a director of the Company, as well as for our named executive officers.
Jon Isaac. Mr. Jon Isaac has served as a director of our Company since December 2011 and has served as our President and Chief Executive Officer since January 2012. Mr. Isaac also previously served as our Chief Financial Officer beginning in 2013 until January 2017. He is the founder of Isaac Capital Group, LLC ("ICG") a privately held investment company. At ICG, Mr. Isaac has closed a variety of multi-faceted real estate deals and has experience in aiding public companies to implement turnarounds and in raising capital. Mr. Isaac studied Economics and Finance at the University of Ottawa, Canada.
The Board concluded that Mr. Isaac is qualified to serve as a director because of his extensive knowledge of and experience in capital markets, mergers, acquisitions, and strategic planning gained through his professional experiences, as well as his relevant educational background.
Tony Isaac. Mr. Tony Isaac has served as a director of our Company since December 2011 and in July 2012 began leading the Company’s efforts regarding financial planning and strategy. He has also served as a director of JanOne Inc. (NasdaqCM: JAN) since May 2015 and as its Chief Executive Officer since May 2016. Mr. Isaac’s specialty is negotiation and problem-solving of complex real estate and business transactions. Mr. Isaac graduated from Ottawa University, where he majored in Commerce and Business Administration and Economics.
The Board concluded that Mr. Isaac is qualified to serve as a director because of his relevant educational background and extensive experience in negotiation and problem-solving of complex real estate and business transactions.
Richard D. Butler, Jr. Mr. Butler has served as director of our Company since August 2006. Mr. Butler has also served on the board of JanOne Inc. (NasdaqCM: JAN) since May 2015. He is a veteran savings, loan, and mortgage banking executive, co-founder and major shareholder of Aspen Healthcare, Inc. and Ref-Razzer Corporation, and formerly served as: Chief Executive Officer of Mt. Whitney Savings Bank, Chief Executive Officer of First Federal Mortgage Bank, Chief Executive Officer of Trafalgar Mortgage, and Executive Officer & Member of the President’s Advisory Committee at State Savings & Loan Association and American Savings & Loan Association (NYSE: FCA). Mr. Butler attended Bowling Green University, San Joaquin Delta College, and Southern Oregon State College.
The Board concluded that Mr. Butler is qualified to serve as a director because of his extensive senior management experience, experience as a public company director, deep knowledge of corporate strategy, operations and finance, and experience in mergers, acquisitions, business development, sales, and marketing.
Dennis (De) Gao. Mr. Gao has served as a director of our Company since January 2012. In July 2010, Mr. Gao co-founded Oxstones Capital Management, a privately held company and a social and philanthropic enterprise, serving as an idea exchange for the global community. Prior to establishing Oxstones Capital Management, from June 2008 until July 2010, Mr. Gao was a product owner at Procter and Gamble for its consolidation system and was responsible for Procter and Gamble’s financial report consolidation process. From May 2007 to May 2008, Mr. Gao was a financial analyst at the Internal Revenue Service’s CFO division. Mr. Gao has a dual major Bachelor of Science degree in Computer Science and Economics from University of Maryland, and a Master of Business Administration specializing in finance and accounting from Georgetown University’s McDonough School of Business.

The Board concluded that Mr. Gao is qualified to serve as a director because of his extensive financial reporting experience, entrepreneurial experience, and advanced education in finance and accounting.
Tyler Sickmeyer. Mr. Sickmeyer has served as a director of our Company since August 2014. In August 2008, he founded, and since that time has served, as the Chief Executive Officer of Fidelitas Development, a full-service marketing firm that focuses on producing an improved return on investment rate for its clients. In 2022, Mr. Sickmeyer co-founded, and currently oversees operations for, the San Diego Sharks, a minor league basketball team. Mr. Sickmeyer, an eCommerce thought expert who has presented to audiences across the globe, has provided consulting services to a variety of companies, large and small alike, and specializes in creating efficiencies for developing brands. Mr. Sickmeyer studied business at Robert Morris University and Lincoln Christian University.
The Board concluded that Mr. Sickmeyer is qualified to serve as a director because of his extensive background in marketing and brand development efficiencies, as well as entrepreneurial experience.
Information about our Executive Officers
In addition to the information provided above regarding Jon Isaac, the following sets forth the Company’s executive officers as of the date of this report:

Name	Age	Position
Weston A. Godfrey, Jr.	45	Chief Executive Officer of Marquis Industries
Eric Althofer	41	Chief Operating Officer of Live Ventures Incorporated
David Verret	49	Chief Financial Officer of Live Ventures Incorporated
Thomas Sedlak	52	Chief Executive Officer of Precision Industries, Inc.
Stephen Kellogg	53	Chief Executive Officer of Flooring Liquidators, Inc.
Rodney Spriggs	57	President and Chief Executive Officer of Vintage Stock, Inc.
Weston A. Godfrey, Jr. Mr. Godfrey, beginning on June 1, 2023, has served as the Co-Chief Executive Officer of Marquis Industries, Inc., and is responsible for managing its manufacturing operation, business operations, and overseeing all administrative functions. He previously served as its Chief Executive Officer, beginning on July 1, 2018 after re-joining the company as Executive Vice President on January 22, 2018. Mr. Godfrey served as Sales Operations Manager and Senior Sales Manager for Samsung Electronics America, Inc for three years prior to re-joining the company, where he was responsible for financial operations, forecasting and sales in the Home Appliance business. Prior to joining Samsung Electronics America, Inc, Mr. Godfrey spent five years serving as Vice President of Operations for Marquis Industries, Inc. reporting directly to the Chief Executive Officer and responsible for credit, claims, customer service, sales operations, supply chain, and purchasing. Early in his career, Mr. Godfrey worked for Dupont’s nylon fibers business, where he was certified as a Six Sigma Black Belt. Mr. Godfrey’s experience includes process improvement, supply chain optimization, demand planning, forecasting, business operations, strategic selling, and strategic purchasing. Mr. Godfrey holds a Bachelor of Business Administration in Marketing from the University of Georgia.
Eric Althofer. Mr. Althofer joined the Company as Chief Operating Officer and Managing Director (Finance) on April 10, 2021. Prior to joining Live Ventures, Mr. Althofer served as a director of Capitala Investment Advisors (“Capitala”), joining the firm in 2014. Mr. Althofer’s primary responsibilities included transaction screening, structuring and due diligence execution. Prior to joining Capitala, Mr. Althofer spent more than three years in investment banking with Jefferies LLC, working on over 25 M&A, debt and equity transactions for consumer and retail companies. Before joining Jefferies, Mr. Althofer worked as a strategy and operations consultant for four years with Deloitte Consulting, where he worked primarily in the healthcare and financial services industries. Mr. Althofer graduated cum laude from Washington University in St. Louis with a degree in Economics and received his Master of Business Administration, with distinction, from the University of Michigan Ross School of Business with emphases in Finance and Accounting.
David Verret. Mr. Verret became Chief Accounting Officer of the Company on September 29, 2021 and was appointed as Chief Financial Officer on March 1, 2022. For the decade prior to joining the Company, he was the Chief Accounting Officer at Brinks Home Security™, where he also had held other accounting positions. In the preceding 13 years, he was employed by KPMG LLP in its audit practice. During David’s tenure at KPMG, he worked as a member of its audit staff (1998 to 2003) and then as a Manager and Senior Manager (2003 to 2011) in Dallas, Texas. Mr. Verret holds a Bachelor of Business Administration in Accounting, as well as a Master of Science, both from Texas Tech University.

Thomas Sedlak. Mr. Sedlak was appointed the Chief Executive Officer of Precision Industries, Inc. on July 14, 2020 in connection with the Company’s acquisition of Precision Industries, Inc. (“Precision Marshall”). Prior to his appointment as Chief Executive Officer, Mr. Sedlak was Senior Vice President of Precision Marshall. Mr. Sedlak joined Precision Marshall in 2008 as the Controller and was promoted to Manager of Operations in October 2008. In January 2013, Mr. Sedlak was promoted to Vice President of Operations and, in November 2017, Mr. Sedlak was promoted to Senior Vice President. Prior to joining Precision Marshall, Mr. Sedlak had more than 11 years of financial management and controllership experience with PPG Industries and DQE Energy Services. Mr. Sedlak holds a Bachelor’s degree from Robert Morris University and a Master of Business Administration from the University of Pittsburgh – Joseph M. Katz Graduate School of Business.
Rodney Spriggs. Mr. Spriggs is President and Chief Executive Officer of Vintage Stock, Inc. ("Vintage"). Mr. Spriggs joined Vintage as General Manager in January 1990 and has served as President of Vintage since 2002 and President of Moving Trading Company since 2006. Mr. Spriggs has also been a partner and advisor in a commercial LED lighting and commercial and resident solar company. In addition to corporate oversight, Mr. Spriggs is responsible for new market openings, the specialty retail site selection, lease negotiation, and product acquisitions. Mr. Spriggs received a Bachelor’s degree in Business Administration and a minor in marketing from Missouri Southern State University.
Stephen Kellogg. Mr. Kellogg is Chief Executive Officer of Flooring Liquidators, Inc. ("Flooring Liquidators"). Mr. Kellogg founded Flooring Liquidators in 1997 and has served as Chief Executive Officer since its founding. Mr. Kellogg has also been a partner and advisor in a software company focused on the management of samples in the home improvement industry. In addition to corporate oversight, Mr. Kellogg is responsible for new market openings, the specialty retail site selection, lease negotiation, product sourcing and display development. He received a Bachelor’s degree in Journalism and a minor in Philosophy from California State University, Fresno.
Family Relationships
Jon Isaac, who is a director and serves as our President and Chief Executive Officer, is the son of Tony Isaac, who is also a director and leads the Company’s efforts regarding financial planning and strategy. Tony Isaac does not receive any compensation from the Company other than compensation equivalent to that paid to the independent members of the Board.
Involvement in Certain Legal Proceedings
To the best of our knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders, or decrees material to the evaluation of the ability and integrity of any director during the past ten years other than the following: (i) filing by ApplianceSmart, Inc., of a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code, at which time Jon Isaac was serving as its President, Chief Executive Officer, and director, and Virland Johnson, our former Chief Financial Officer, was serving as a director of ApplianceSmart, Inc., from which it emerged on February, 28, 2022; and, (ii) a civil complaint filed by the SEC naming the Company, Jon Isaac, Tony Isaac, and the Company’s then-CFO, Virland Johnson, among other parties, as defendants (see below for more information).
SEC Investigation
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

On October 1, 2021, the Company Defendants and third-party defendants moved to dismiss the SEC complaint. On September 7, 2022, the court denied the Company Defendants’ motion to dismiss, but granted one of the third-party defendant’s motions to dismiss, granting the SEC leave to file an amended complaint. On September 21, 2022, the SEC filed an amended complaint to which the Company Defendants filed an answer on October 11, 2022, denying liability. The court subsequently entered a discovery scheduling order and the parties exchanged initial disclosures. The parties participated in a mediation in June 2023. The mediation was not successful and the case is currently in the midst of discovery. Discovery deadlines have been extended because counsel for JanOne Inc. and Virland Johnson moved to withdraw on August 18, 2023, which motion the court granted on October 2, 2023. JanOne Inc. and Virland Johnson have until January 4, 2024, to obtain new counsel, after which time the Company anticipates depositions will commence.
Board Independence
The Company is required by Nasdaq listing standards to have a majority of independent directors. Each year, the Board reviews the relationships that each director has with the Company and with other parties to determine whether each director qualifies as an “independent director” under Nasdaq listing standards and applicable rules of the SEC. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of applicable Nasdaq Listing Rules and whom the Board affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director are considered to be independent directors. The Board reviewed a number of factors to evaluate the independence of each of its members. These factors include its members’ current and historic relationships with the Company and its competitors, suppliers, and customers; their relationships with management and other directors; the relationships their current and former employers have with the Company; and the relationships between the Company and other companies of which a member of the Company’s Board of Directors is a director or executive officer.

After evaluating these factors, the Board of Directors has determined that a majority of the members of the Board, namely Messrs. Butler, Gao, and Sickmeyer, do not have any relationships that would interfere with the exercise of independent judgment in carrying out their responsibilities as directors and that each such director is an independent director of the Company within the meaning of Nasdaq Listing Rule 5605(a)(2) and the related rules of the SEC. On November 8, 2022, the Company commenced its compensation to Fidelitas Development, of which Mr. Sickmeyer is the sole owner and Chief Executive Officer, for certain marketing consulting services that it provided to the Company. On February 22, 2023, Fidelitas Development received its final compensation for those services for an aggregate of approximately $22,000. While the services provided by Fidelitas Development did not impact Mr. Sickmeyer’s status as an independent director, the Board determined that Mr. Sickmeyer was not considered independent solely for purposes of his service on the Audit Committee during the approximate three and one-half-month compensation period. During that period, the Audit Committee took unanimous action and the Board believes that Mr. Sickmeyer’s service on the Audit Committee was in the best interests of the Company and its stockholders.

The Board of Directors held three meetings during the year ended September 30, 2023.
Board Committees
Audit Committee
The purpose of our Audit Committee is to assist the Board in overseeing (i) the integrity of our Company’s accounting and financial reporting processes, the audits of our financial statements, as well as our systems of internal controls regarding finance, accounting, and legal compliance; (ii) our Company’s compliance with legal and regulatory requirements; (iii) the qualifications, independence, and performance of our independent public accountants; and (iv) our Company’s financial risk. In carrying out this purpose, the Audit Committee maintains and facilitates free and open communication between the Board, the independent public accountants, and our management. During the fiscal year ended September 30, 2023, Messrs. Gao (Chair), Butler, and Sickmeyer served on our Audit Committee. During the fiscal year ended September 30, 2023, each member of the committee, except as described under "Board Independence", satisfied the independence standards specified in Rule 5605(a)(2) of the Nasdaq Listing Rules and the related rules of the SEC and was determined by the Board to be “financially literate” with accounting or related financial management experience. The Board has also determined that Mr. Gao is an “audit committee financial expert” as defined under SEC rules and regulations and qualifies as a financially sophisticated audit committee member as required under Rule 5605(c)(2)(A) of the Nasdaq Listing Rules. The Board has adopted a charter for the Audit Committee, a copy of which is posted on our website at ir.liveventures.com/governance-docs. The Audit Committee met five times during the fiscal year ended September 30, 2023.
Compensation Committee
The purpose of the Compensation Committee is to (i) discharge the Board’s responsibilities relating to compensation of the Company’s directors and executives; (ii) produce an annual report on executive compensation for inclusion in the Company’s proxy statement, if necessary; and (iii) oversee and advise the Board on the adoption of policies that govern the Company’s compensation programs, including stock and benefit plans. During the fiscal year ended September 30, 2023, Messrs. Butler (Chair) and Gao served on the Compensation Committee. Mr. Sickmeyer began serving on the Compensation Committee beginning in June 2023. During the fiscal year ended September 30, 2023, each member of the committee satisfied the independence standards specified in Rule 5605(a)(2) of the Nasdaq Listing Rules and the related rules of the SEC. In addition, each of the current members of the Compensation Committee is a “non-employee director” under Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”) and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). The Board has adopted a charter for the Compensation Committee, a copy of which is posted on our website at ir.liveventures.com/governance-docs. The Compensation Committee met two times during the fiscal year ended September 30, 2023.
Governance and Nominating Committee
The purpose of the Governance and Nominating Committee is to (i) identify individuals who are qualified to become members of the Board, consistent with criteria approved by the Board, and to select, or to recommend that the Board select, the director nominees for the next annual meeting of stockholders or to fill vacancies on the Board; (ii) develop and recommend to the Board a set of corporate governance principles applicable to our Company; and (iii) oversee the evaluation of the Board and its committees. During the fiscal year ended September 30, 2023, Messrs. Butler (Chair), Gao, and Sickmeyer served on the Governance and Nominating Committee. During the fiscal year ended September 30, 2023, each member of the committee satisfied the independence standards specified in Rule 5605(a)(2) of the Nasdaq Listing Rules and the related rules of the SEC. The Board has adopted a charter for the Governance and Nominating Committee, a copy of which is posted on our website at ir.liveventures.com/governance-docs. The Governance and Nominating Committee met two times during the fiscal year ended September 30, 2023.
The Governance and Nominating Committee is charged with establishing and periodically reviewing the criteria and qualifications for Board membership and the selection of candidates to serve as directors of our Company. In determining whether to nominate a candidate for director, the Governance and Nominating Committee considers the following criteria, among others:
•the candidate’s integrity and ethical character;
•the candidate’s expertise, business and industry experience, judgement, diversity, age, and length of service;
•whether the candidate is “independent” under applicable SEC and rules and regulations;
•whether the candidate has any conflicts of interest that would materially impair his or her ability to exercise independent judgment as a member of the Board or otherwise discharge the fiduciary duties owed by a director to Live Ventures and our stockholders; and
•the candidate’s ability to represent all of our stockholders without favoring any particular stockholder group or other constituency of Live Ventures.
The Governance and Nominating Committee has the authority to retain a search firm to identify director candidates and to approve any fees and retention terms of the search firm’s engagement, although it has not recently engaged such a firm.

Although the Governance and Nominating committee has not specified any minimum criteria or qualifications that each director must meet, it conducts its nominating process in a manner designed to ensure that the Board continues to meet applicable requirements under SEC and Nasdaq rules (including, without limitation, as they relate to the composition of the Audit Committee).
The Governance and Nominating Committee will consider director candidates recommended by our stockholders under criteria similar to those used to evaluate candidates nominated by the committee (including those listed above). In considering the potential candidacy of persons recommended by stockholders, however, the committee may also consider the size, duration, and pecuniary interest of the recommending stockholder (or group of stockholders) in our common stock.
The Board believes that the continuing service of qualified incumbent directors promotes stability and continuity in the boardroom, giving our Company the benefit of the familiarity and insight into our Company’s affairs that its directors have accumulated during their tenure, while contributing to the Board’s ability to work as a collective body. Accordingly, the process of the Governance and Nominating Committee for identifying nominees reflects the practice of re-nominating incumbent directors who continue to satisfy the committee’s criteria for membership on the Board, who it believes will continue to make important contributions to the Board, and who consent to continue their service on the Board.
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
Code of Ethics
Live Ventures has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of our Live Ventures, including its Chief Executive Officer and other principal financial and operating officers. The Code of Business Conduct and Ethics is posted on our website at ir.liveventures.com/governance-docs. If we make any amendment to, or grant any waivers of, a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller where such amendment or waiver is required to be disclosed under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on Form 8-K or on our website.
ITEM 11.    Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Overview
The purpose of this Compensation Discussion and Analysis (“CD&A”) is to provide material information about the Company’s compensation philosophy, objectives, and other relevant policies and to explain and put into context the material elements of compensation of our named executive officers (in this CD&A, referred to as the “NEOs”). For the fiscal year ended September 30, 2023, our NEOs were:
Jon Isaac, President and Chief Executive Officer
Thomas Sedlak, Chief Executive Officer of Precision Industries, Inc.
Eric Althofer, Chief Operating Officer

Biographical information regarding our NEOs is presented in Item 10 – Directors, Executive Officers and Corporate Governance.
The Compensation Committee
The Compensation Committee reviews the performance and compensation of our President and Chief Executive Officer and the Company’s other executive officers. Additionally, the Compensation Committee reviews compensation of outside directors for service on the Board and for service on committees of the Board and administers the Company’s stock plans.
Role of Executives in Determining Executive Compensation
Our President and Chief Executive Officer provides input to the Compensation Committee regarding the performance of the other NEOs and offers recommendations regarding their compensation packages in light of such performance, however the Compensation Committee is ultimately responsible for determining their compensation.
Compensation Philosophy and Objectives
The Compensation Committee and the Board believe that the Company’s compensation programs for its executive officers should reflect the Company’s performance and the value created for its stockholders. In addition, we believe the compensation programs should support the goals and values of the Company and should reward individual contributions to the Company’s success. Specifically, the Company’s executive compensation program is intended to:
•attract and retain the highest caliber executive officers;
•drive achievement of business strategies and goals;
•motivate performance in an entrepreneurial, incentive-driven culture;
•closely align the interests of executive officers with the interests of the Company’s stockholders;
•promote and maintain high ethical standards and business practices; and
•reward results and the creation of stockholder value.

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
•base salary;
•performance bonuses, which may be earned annually depending on the Company’s achievement of pre-established goals;
•cash bonuses given at the discretion of the Board of Directors; and
•equity compensation, consisting of restricted stock and/or stock options.
The Compensation Committee periodically reviews each executive officer’s base salary and makes appropriate recommendations to the Board of Directors. Salaries are based on the following factors:
•the Company’s performance for the prior fiscal years and subjective evaluation of each executive’s contribution to that performance;
•the performance of the particular executive in relation to established goals or strategic plans; and
•competitive levels of compensation for executive positions based on information drawn from compensation surveys and other relevant information.
Performance bonuses and equity compensation are awarded based upon the recommendation of the Compensation Committee. Restricted stock is granted under the Company’s stockholder-approved equity incentive plan and is priced at 100% of the closing price of the Company’s common stock on the date of grant. Incentive and/or non-qualified stock options are generally granted under the Company’s stockholder-approved equity incentive plan, as well, with the exercise price of such options set forth in the award agreement for such options. These grants are made with a view to linking executives’ compensation to the long-term financial success of the Company.
Use of Benchmarking and Compensation Peer Groups
The Compensation Committee did not utilize any benchmarking measure in the fiscal year ended September 30, 2023 and traditionally has not tied compensation directly to a specific profitability measurement, market value of the Company’s common stock, or benchmark related to any established peer or industry group. Salary increases are based on the terms of each NEO’s employment agreement, if applicable, and correlated with the Board of Directors’ and the Compensation Committee’s assessment of each NEO’s performance. The Company also generally seeks to increase or decrease compensation, as appropriate, based upon changes in an executive officer’s functional responsibilities within the Company. Historically, the Compensation Committee has not used outside consultants in determining the compensation of the NEOs, and no such consultants were engaged during the fiscal year ended September 30, 2023.

Other Compensation Considerations and Risk Management
The Compensation Committee has reviewed the Company’s compensation policies and practices and has determined that, such policies and practices do not create risks that are likely to have a material adverse effect on the Company.
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	All Other Compensation (2)	Total
Jon Isaac (3)	2023	$350,000	$—	$—	$69,177	$10,226	$429,403
President and Chief Executive Officer	2022	$363,462	$—	$—	$—	$10,226	$373,688
Thomas Sedlak	2023	$446,749	$681,832	$—	$—	$90,044	$1,218,625
Chief Executive Officer of Precision Industries, Inc.	2022	$319,707	$737,934	$—	$—	$64,221	$1,121,862
Eric Althofer	2023	$330,000	$330,000	$—	$237,206	$—	$897,206
Chief Operating Officer	2022	$326,077	$75,000	$—	$37,619	$—	$438,696
_________________________
(1)The amounts reflect the dollar amount recognized for financial statement reporting purposes in accordance with ASC 718. These amounts reflect Live Ventures’ accounting expense for these awards, and do not correspond to the actual value that may be recognized by the NEOs. Please refer to Note 14, Stock-Based Compensation, in our consolidated financial statements included elsewhere in this Form 10-K for a discussion of the assumptions related to the calculation of such value.
(2)“All Other Compensation” includes amounts accrued or incurred by us for perquisites and benefits per each NEO’s employment agreement. The 2022 and 2023 amounts for Mr. Isaac include the amount of life insurance premiums paid. The amount for Mr. Sedlak is related to car allowance of $16,800 and $21,800 for 2022 and 2023, respectively, deferred compensation of $63,704 and $42,881 for 2022 and 2023, respectively, and life insurance premiums of $4,540 for both 2022 and 2023 in accordance with his employment agreement.
(3)On January 13, 2023, the Compensation Committee of the Board of Directors approved an extension of the expiration date of Mr. Isaac's existing 25,000 stock options to purchase the Company’s common stock from January 15, 2023 to January 15, 2025. The option awards for Mr. Isaac for 2023 represents the incremental expense associated with extending those option awards.
EMPLOYMENT AGREEMENTS
The Company entered into an employment agreement with Jon Isaac, its President and Chief Executive Officer, effective January 1, 2013, as amended. On December 18, 2023, the Board of Directors approved a three-year extension of the term of the employment agreement to December 31, 2026. Pursuant to his employment agreement, his annual base salary is currently $350,000. Mr. Isaac is eligible to receive an annual performance bonus at the sole discretion of the Board of Directors or the Compensation Committee. Mr. Isaac is entitled to reimbursement for all reasonable business expenses incurred by him in connection with his employment and the performance of his duties as President and Chief Executive Officer, Mr. Isaac is eligible to participate fully in all health and benefit plans available to senior officers of the Company generally, as the same may be amended from time to time by the Board of Directors. Mr. Isaac’s employment terminates upon the first to occur of the following dates: (i) date of Mr. Isaac’s death; (ii) the date on which Mr. Isaac has experienced a “Disability” (as defined in his employment agreement), and we give Mr. Isaac notice of termination on account of Disability; (iii) the date on which Mr. Isaac has engaged in conduct that constitutes Cause (as defined in Mr. Isaac’s employment agreement), and we give Mr. Isaac notice of termination for “Cause”; (iv) the date on which Mr. Isaac voluntarily terminates his relationship with us; or (v) the date on which we give Mr. Isaac notice of termination for any reason other than the reasons set forth in clauses (i) through (iv), above. Upon termination of Mr. Isaac’s employment, we will have no further obligation to Mr. Isaac except that Mr. Isaac will be entitled to payment of any earned but unpaid salary through the date of termination and any unearned bonus in accordance with the terms of the employment agreement.
Precision Industries, Inc. ("Precision Marshall") entered into an employment agreement with Thomas Sedlak effective on July 14, 2020, as amended, to employ him as its Chief Executive Officer until December 31, 2025, the date on which the agreement terminates. Mr. Sedlak is entitled to an annual base salary of at least $385,000, payable in periodic installments in accordance with Precision Marshall's customary payroll practices. In addition to health and benefit plans available to executive officers, Mr. Sedlak is entitled to (i) a vehicle allowance of $1,900 dollars per month, (ii) was entitled to a one-time allowance of $4,000 to contribute towards the purchase and/or lease of any vehicle that will be used as his primary vehicle, (iii) an allowance of $400 per month to contribute towards the premiums of a $4.0 million life insurance policy; (iv) an allowance of up to $500 per month to contribute towards the purchase by Mr. Sedlak of a long-term disability insurance policy providing a disability benefit of at least 80% of his base salary, and (v) an annual contribution equal to 15% (as determined under a deferred compensation agreement between Precision Marshall and Mr. Sedlak) of Mr. Sedlak's base salary. Mr. Sedlak is eligible for annual cash bonuses based on the attainment of certain actual EBITDA ranges achieved during a fiscal year.
Should Mr. Sedlak's employment be terminated upon either party by providing written notice of its intention not to extend the term of the agreement or by the company for "Cause", Mr. Sedlak would be entitled to the "Accrued Obligations" (each as defined in his employment agreement). Should Precision Marshall terminate Mr. Sedlak without Cause, in addition to the Accrued Obligations, he would be entitled to receive the following: (a) continued base salary for nine months following the termination date payable in equal installments in accordance with Precision Marshall's normal payroll practices; and (b) a payment equal to the product of (x) the annual bonus, if any, that Mr. Sedlak would have earned for the fiscal year in which the termination date occurs based on achievement of the applicable performance goals for such year and (y) a fraction, the numerator of which is the number of days he was employed by Precision Marshall during the year of termination and the denominator of which is the number of days in such year. In the event of a "Change of Control" (as defined in the employment agreement) and within six months after the consummation of such Change of Control Mr. Sedlak's employment is terminated for any reason other than Cause, death, or disability, then he would be entitled to an amount equal to his annual base salary in effect at the time for a period equal to 24 months.
Mr. Sedlak’s employment agreement contains customary confidentiality, non-competition, non-solicitation and non-disparagement provisions.
The Company extended an offer letter to Eric Althofer to become its Chief Operating Officer with an effective date of April 10, 2021. On April 1, 2022, the Company entered into a three-year employment agreement with Mr. Althofer. The employment agreement provides for (i) an annual salary of $330,000, (ii) a bonus of $75,000 for his services to for the Company during the preceding year, (iii) a three-month severance package if he were to be terminated without cause, and (iv) common stock options to purchase up to 52,500 shares of the Company’s common stock, which options vest as to each tranche of 17,500 shares on April, 1, 2023, April 1, 2024, and April 1, 2025, respectively. Each tranche of options expires, if not exercised, three years from the respective vesting date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
The following table summarizes all stock options held by the NEOs as of the end of the fiscal year ended September 30, 2023:

Name	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
Jon Isaac	25,000	(1)	$10.00	January 15, 2025	(2)
President and Chief Executive Officer
Eric Althofer	5,000	(1)	$40.00	April 10, 2024
Chief Operating Officer
Eric Althofer	17,500	(1)	$35.00	April 1, 2026
Chief Operating Officer
_________________________
(1)All options are fully vested.

(2)On January 13, 2023, the Compensation Committee approved an extension of the expiration date from January 15, 2023 to January 15, 2025.
DIRECTOR COMPENSATION
The following table summarizes compensation paid to each of our directors who served in such capacity during the fiscal year ended September 30, 2023. In addition to the fees set forth in the following table, we reimburse directors for reasonable expenses related to their Board service.
None of our directors received separate compensation for attending meetings of our Board of Directors or any committees thereof.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Jon Isaac (1)	$—	$—	$—
Richard D. Butler, Jr. (2)	$30,000	$—	$30,000
Dennis (De) Gao (2)	$30,000	$—	$30,000
Tony Isaac (2)	$30,000	$—	$30,000
Tyler Sickmeyer (2)	$30,000	$—	$30,000
_________________________
(1)Our President and CEO, Jon Isaac, is the only director who is also an employee of Live Ventures. Jon Isaac is not entitled to separate compensation for his service on our Board of Directors.
(2)Mr. Butler, Mr. Gao, Mr. Tony Isaac, and Mr. Sickmeyer receive $2,500 monthly, or $30,000 annually in cash compensation for their services as a director.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our common stock as of December 11, 2023 for:
•each of our named executive officers;
•each of our current directors;
•all of our current executive officers and directors as a group; and
•each person known to us to be the beneficial owner of more than 5% of the Company’s common stock.
The business address of each beneficial owner listed in the table unless otherwise noted is c/o Live Ventures Incorporated, 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119.
We deem shares of the Company’s common stock that may be acquired by an individual or group within 60 days of December 11, 2023, pursuant to the exercise of options or warrants or conversion of convertible securities, to be outstanding for the purpose of computing the percentage ownership of such individual or group, but these shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group shown in the table. Percentage of ownership is based on 3,162,415 shares of common stock and outstanding on December 11, 2023. The information as to beneficial ownership was either (i) furnished to us by or on behalf of the persons named or (ii)

determined based on a review of the beneficial owners’ Schedules 13D/G and Section 16 filings with respect to the Company’s common stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Named Executive Officers and Directors:
Jon Isaac, Director, President and Chief Executive Officer (1)	1,543,687	48.8%
Eric Althofer, Chief Operating Officer (2)	22,500	*
Thomas Sedlak, Chief Executive Officer of Precision Industries, Inc.	—	—%
Tony Isaac, Director	30,000	*
Richard D. Butler, Jr., Director	15,487	*
Dennis (De) Gao, Director	7,493	*
Tyler Sickmeyer, Director	—	—%
All Executive Officers and Directors as a group (10 persons)	1,630,833	51.5%
Other 5% Stockholders:
Isaac Capital Group, LLC (3) 505 E. Windmill Ln, Suite 1C-295, Las Vegas, NV 89123	1,299,510	41.1%
Kingston Diversified Holdings, LLC, 505 E. Windmill Ln, Suite 1C-231, Las Vegas, NV 89123	279,440	8.8%
_________________________
*Represents less than 1% of our issued and outstanding common stock.
(1)Jon Isaac owns 219,177 shares of common stock. Isaac Capital Group, LLC, of which Jon Isaac is the sole member, owns 1,299,510 shares of common stock. Mr. Isaac holds options to purchase up to 25,000 shares of common stock at an exercise price of $10.00 per share, all of which options are currently exercisable.
(2)Eric Althofer holds options to purchase 5,000 shares of common stock at an exercise price of $40.00 per share, and options to purchase 17,500 shares of common stock at an exercise price of $35.00 per share. These options are currently exercisable.
(3)Isaac Capital Group, LLC, of which Jon Isaac is the sole member, owns 1,299,510 shares of common stock over which Jon Isaac has sole voting power and sole dispositive power. Mr. Isaac owns an additional 219,177 shares of common stock in his name and holds options to purchase up to 25,000 shares of the Company’s common stock at an exercise price of $10.00 per share, all of which options are currently exercisable.

EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes securities available for issuance under Live Venture’s equity compensation plans as of September 30, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	53,750	$21.51	246,250
Equity compensation plans not approved by security holders	—	$—	—
Total	53,750	$21.51	246,250
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
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
Transactions with Isaac Capital Group, LLC
As of June 9, 2023, Isaac Capital Group, LLC (“ICG”) beneficially owned 48.4% of the Company’s issued and outstanding capital stock. Jon Isaac, the Company’s President and Chief Executive Officer, is the President and sole member of ICG, and, accordingly, has sole voting and dispositive power with respect to these shares. Mr. Isaac also personally owns 219,177 shares of common stock and holds options to purchase up to 25,000 shares of common stock at an exercise price of $10.00 per share, all of which are currently exercisable. Mr. Isaac’s options to purchase 25,000 shares of common stock were originally scheduled to expire on January 15, 2023, but, as amended on January 13, 2023, the expiration date was extended to January 15, 2025.
ICG Term Loan
As of September 30,, 2023, the Company was a party to a term loan with ICG in the amount of $2.0 million (the “ICG Loan”). The ICG Loan matures on May 1, 2025 and bears interest at a rate of 12.5%. Interest is payable in arrears on the last day of each month. As of September 30, 2023 and September 30, 2022, the outstanding balance on this loan was $2.0 million.

ICG Revolving Promissory Note

On April 9, 2020, the Company, as borrower, entered into an unsecured revolving line of credit promissory note whereby ICG agreed to provide the Company with a $1.0 million revolving credit facility (the “ICG Revolver”). The ICG Revolver bears interest at 10.0% per annum and provides for the payment of interest monthly in arrears and was scheduled to mature in April 2023. On April 1, 2023, the Company entered into the First Amendment of the ICG Revolver that extended the maturity to April 8, 2024 and increased the interest rate to 12% per annum. As of September 30, 2023, the outstanding balance on this note was $1.0 million.

ICG Flooring Liquidators Note
On January 18, 2023, in connection with the acquisition of Flooring Liquidators, Inc., Flooring Affiliated Holdings, LLC, a wholly owned subsidiary of the Company, as borrower, entered into a promissory note for the benefit of ICG in the amount of $5.0 million (“ICG Flooring Liquidators Loan”). The ICG Flooring Liquidators Loan matures on January 18, 2028, and bears interest at 12%. Interest is payable in arrears on the last day of each calendar month. The note is fully guaranteed by the Company. As of September 30, 2023, the outstanding balance on this loan was $5.0 million.
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
Lease Agreement
Customer Connexx LLC, formerly a subsidiary of JanOne Inc., rents approximately 9,900 square feet of office space from the Company at its Las Vegas office which totals 16,500 square feet, at a rate of approximately $16,000 per month. JanOne Inc. paid the Company approximately $197,000 and $218,000 in rent and other common area reimbursed expenses for the years ended September 30, 2023 and 2022, respectively. Tony Isaac, one of the members of our Board, is the Chief Executive Officer, President, Secretary, and a member of the Board of Directors of JanOne and is also the father of Jon Isaac.
Transaction with ARCA Recycling
On April 5, 2022, the Company entered into a Purchasing Agreement with ARCA Recycling, Inc. (“ARCA”), then a wholly-owned subsidiary of JanOne. Pursuant to the agreement, the Company agreed to purchase inventory from time to time for ARCA as set forth in submitted purchase orders. The inventory is owned by the Company until ARCA installs it in a customer's home, and payment by ARCA to the Company is due upon ARCA's receipt of payment from the customer. All purchases made by the Company must be paid back by ARCA in full, plus an additional five percent surcharge. The initial term of the Agreement was for one year, and automatically renews for successive one-year terms if not terminated by either party.
Due to significant doubt that the full balance due from ARCA will be paid, on May 24, 2023 the parties entered into a Promissory Note in the aggregate principal amount of $583,894, payable by ARCA for the benefit of the Company, to repay the outstanding receivables balance. The ARCA Note bears interest at a rate of 10% per annum with payments of $75,000 due each month beginning on June 1, 2023, until the promissory note is repaid in full, and accrues late fees if payments are delinquent. As of September 23, 2023, no payments had been received and, consequently, the Company has recorded a full allowance of approximately $600,000 against the amount due.
Transactions with Vintage Stock CEO
Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, Inc., a wholly owned subsidiary of the Company, is the sole member of Spriggs Investments, LLC (“Spriggs Investments”).

Spriggs Promissory Note I
On July 10, 2020, the Company executed a promissory note (the “Spriggs Promissory Note I”) in favor of Spriggs Investments, LLC (“Spriggs Investments”), a limited liability company whose sole member is Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, Inc., a wholly owned subsidiary of the Company, which Spriggs Promissory Note I memorializes a loan by Spriggs Investments to the Company in the initial principal amount of $2.0 million (the “Spriggs Loan I”). The Spriggs Loan I originally matured on July 10, 2022; however, the maturity date was initially extended to July 10, 2023, pursuant to unanimous written consent of the Board of Directors. The Spriggs

Promissory Note I bears simple interest at a rate of 10.0% per annum. On January 19, 2023, the Company entered into a modification agreement to the Spriggs Loan I. Consequently, the Spriggs Promissory Note I will bear interest at a rate of 12% per annum, and the maturity date was further extended to July 31, 2024. As of March 31, 2023, the amount owed was $2.0 million.

Spriggs Promissory Note II
On January 19, 2023, in connection with the acquisition of Flooring Liquidators, Inc., the Company executed a promissory note in favor of Spriggs Investments in the initial principal amount of $1.0 million (the “Spriggs Loan II”). The Spriggs Loan II matures on July 31, 2024, and bears interest at a rate of 12% per annum. As of March 31, 2023, the amount owed was $1.0 million.
Transactions with Spyglass Estate Planning, LLC
Jon Isaac, the Company's President and Chief Executive Officer, is the sole member of Spyglass Estate Planning, LLC (“Spyglass”).
Building Lease
On July 1, 2022, in connection with its acquisition of Better Backers, Marquis entered into two building leases with Spyglass Estate Planning, LLC, a limited liability company whose sole member is Jon Isaac, the Company’s President and Chief Executive Officer. The building leases are for 20 years with two options to renew for an additional five years each (see Note 4 above). The provisions of the lease agreements include an initial 24-month month-to-month rental period, during which the lessee may cancel with 90-day notice, followed by a 20-year lease term with two five-year renewal options. The initial monthly rent for each of the leases is $31,737 and $73,328, respectively, and each lease increases by 2.5% annually on each anniversary date of the effective date. The Company has evaluated each lease and determined the rent amounts to be at market rates.
Transactions with Flooring Liquidators CEO
Stephen Kellogg is the Chief Executive Officer of Flooring Liquidators, Inc., a wholly owned subsidiary of the Company,
Flooring Liquidators leases five properties from K2L Property Management, and one from Railroad Investments, each of which Mr. Kellogg is a member. Additionally, Flooring Liquidators leases two properties from Stephen Kellogg and Kimberly Hendrick as a couple, and one property each from The Stephen Kellogg and Kimberly Hendrick Trust, The Stephen Kellogg Trust, and Mr. Kellogg personally. Ms. Hendrick is Mr. Kellogg's spouse.
Seller Notes
Note Payable to the Sellers of Kinetic
In connection with the purchase of The Kinetic Co., Inc. (“Kinetic”), on June 28, 2022, Precision Industries, Inc., a wholly owned subsidiary of the Company, entered into a seller financed loan in the amount of $3.0 million with the previous owners of Kinetic. The related note bears interest at 7.0% per annum, with interest payable quarterly in arrears and has a maturity date of September 27, 2027. As of March 31, 2023, the remaining principal balance was $3.0 million (see Note 12).
Note Payable to the Seller of Flooring Liquidators
In connection with the purchase of Flooring Liquidators, Inc., on January 18, 2023, Flooring Affiliated Holdings, LLC, a wholly owned subsidiary of the Company, entered into a seller financed mezzanine loan in the amount of $34.0 million with the previous owners of Flooring Liquidators, Inc. The Seller Subordinated Acquisition Note (“Sellers Note”) bears interest at 8.24% per annum, with interest payable monthly in arrears beginning on January 18, 2024. The Sellers Note has a maturity date of January 18, 2028. The fair value assigned to the Sellers Note, as calculated by an independent third-party firm, was $31.7 million, or a discount of $2.3 million from the aggregate principal amount of the Sellers Note. The $2.3 million discount is being accreted to interest expense, using the effective interest rate method, as required by GAAP, over the term of the Sellers Note. As of March 31, 2023, the carrying value of the Sellers Note was approximately $31.8 million. (see Note 12).
Note Payable to the Seller of PMW
In connection with the purchase of PMW (see Note 4), on July 20, 2023, PMW entered into two seller financed loans, in the aggregate amount of $2.5 million, which are fully guaranteed by the Company (see Note 12).

Procedures for Approval of Related Party Transactions
In accordance with its charter, the Audit Committee reviews and determines whether to approve all related party transactions (as such term is defined for purposes of Item 404 of Regulation S-K). The Audit Committee participated in the review, approval, or ratification of the transactions described above.
ITEM 14.    Principal Accounting Fees and Services
Each year, the Audit Committee approves the annual audit engagement in advance. The Audit Committee also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All 2023 and 2022 fiscal year services listed below were pre-approved.
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
Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance.
All Other Fees; This category consists of fees for services other than the services described above.
The following fees were billed to us for the fiscal years ended September 30, 2023 and 2022, respectively:

	2023	2022
Audit Fees	$825,126	$531,200
Audit-Related Fees	472,020	250,000
Tax Fees	—	—
All Other Fees	19,000	—
Total	$1,316,146	$781,200

PART IV
ITEM 15.    Exhibits and Financial Statement Schedules
The following exhibits are filed with or incorporated by reference into this Annual Report.

Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

2.1	Stock Purchase Agreement dated December 30, 2017 among ApplianceSmart Holdings LLC, ApplianceSmart, Inc., and Appliance Recycling Centers of America, Inc.	10-Q	001-33937	10.1	02/14/18

2.2	Bill of Sale and Assignment and Assumption Agreement dated December 21, 2018 by and between Viridian Fibers, LLC and Marquis Industries, Inc.	10-K	001-33937	2.2	12/27/18

2.3	Purchase Agreement dated November 1, 2019, by and among Marquis Affiliated Holdings LLC, Lonesome Oak Trading Co., Inc., and J. Chadwick McEntire	8-K	001-33937	2.3	02/06/20

2.4	First Amendment to Purchase Agreement dated November 1, 2019, by and among Marquis Affiliated Holdings LLC, Lonesome Oak Trading Co., Inc., and J. Chadwick McEntire	8-K	001-33937	2.4	02/06/20

2.5	Agreement and Plan of Merger, dated as of July 14, 2020, by and among Live Ventures Incorporated, President Merger Sub Inc., Precision Industries, Inc., and D. Jackson Milhollan×	8-K	001-33937	2.1	07/16/20

2.6	Contribution Agreement dated effective as of July 14, 2020 by and between Live Ventures Incorporated and Precision Affiliated Holdings LLC	8-K	001-33937	10.1	07/16/20

3.1	Amended and Restated Articles of Incorporation	8-K	000-24217	3.1	08/15/07

3.2	Certificate of Change	8-K	001-33937	3.1	09/7/10

3.3	Certificate of Correction	8-K	001-33937	3.1	03/11/13

3.4	Certificate of Change	10-Q	001-33937	3.1	02/14/14

3.5	Articles of Merger	8-K	001-33937	3.1.4	10/8/15

3.6	Certificate of Change	8-K	001-33937	3.1.5	11/25/16

3.7	Certificate of Designation for Series B Convertible Preferred Stock filed with Secretary of State for the State of Nevada on December 23, 2016, and effective as of December 27, 2016	10-K	001-33937	3.1.6	12/29/16

3.8	Bylaws	10-Q	001-33937	3.8	08/14/18

4.1	Waiver Agreement dated September 6, 2017	10-K	001-33937	4.1	01/18/18

4.2	Description of Our Securities	10-K	001-33937	4.2	02/10/20

4.3	Specimen Stock Certificate	10-K	001-33937	4.3	02/10/20

4.4	Form of Indenture	10-K	001-33937	4.3	03/24/23

10.1	Note and Warrant Purchase Agreement, dated April 3, 2012 (the “Note and Warrant Purchase Agreement”), by and between the Registrant and Isaac Capital Group LLC	10-Q	001-33937	10.1	05/15/12

10.2	Senior Subordinated Convertible Note (under Note and Warrant Purchase Agreement)	10-Q	001-33937	10.2	05/15/12

10.3	Subordinated Guaranty (under Note Purchase and Warrant Agreement)	10-Q	001-33937	10.3	05/15/12

10.4	Form of Warrant (under Note and Warrant Purchase Agreement)	10-Q	001-33937	10.4	05/15/12

10.5	First Amendment to Note Purchase Agreement, made and entered into as of April 3, 2012, by and between the Registrant and Isaac Capital Group LLC	10-K	001-33937	10.12.1	01/15/13

10.6	Warrant Amendment dated as of December , 2014	10-K	001-33937	10.9	01/18/18

10.7	Warrant Amendment dated as of December 27, 2016	10-K	001-33937	10.10	01/18/18

10.8	Amendment to Warrants dated as of January 16, 2018	10-K	001-33937	10.11	01/18/18

10.9	Amendment to Warrant dated as of December 3, 2019	10-K	001-33937	10.9	02/07/20

10.10	Convertible Note Purchase Agreement, dated as of January 7, 2014, by and between the Registrant and Kingston Diversified Holdings LLC (the “2014 Note Purchase Agreement”)	10-K	001-33937	10.7	12/29/16

10.11	Form of Convertible Note (under 2014 Note Purchase Agreement)	10-K	001-33937	10.11	01/10/14

10.12	Form of Warrant (under 2014 Note Purchase Agreement)	10-K	001-33937	10.12	01/10/14

10.13	Amendment No. 1 to Convertible Note Purchase Agreement, dated as of October 29, 2014, by and between the Registrant and Kingston Diversified Holdings LLC	10-K	001-33937	10.7a	12/29/16

10.14	Amendment No. 2 to Convertible Note Purchase Agreement, dated as of December 21, 2016, by and between the Registrant and Kingston Diversified Holdings LLC	10-K	001-33937	10.7b	12/29/16

10.15	Share Exchange Agreement between Isaac Capital Group, LLC and Live Ventures Incorporated, dated December 27, 2016	10-Q	001-33937	10.1	02/09/17

10.16	Purchase Agreement, dated as of July 6, 2015 by and among the Registrant, Marquis Affiliated Holdings LLC, Marquis Industries, Inc. and the stockholders of Marquis Industries, Inc.	10-K	001-33937	10.15	01/13/16

10.17	Loan and Security Agreement, dated as of July 6, 2015 by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., A-O Industries, LLC, Astro Carpet Mills, LLC, Constellation Industries, LLC and S F Commercial Properties, LLC, as Borrowers, and Bank of America, N.A. as Lender.	10-K	001-33937	10.16	01/13/16

10.18	Subordinated Loan and Security Agreement, dated as of July 6, 2015 by and among Marquis Affiliated Holdings, LLC, Marquis Industries, Inc., A-O Industries, LLC, Astro Carpet Mills, LLC, Constellation Industries, LLC and SF Commercial Properties, LLC as Borrowers and Isaac Capital Fund I, LLC as Lender	10-K	001-33937	10.17	01/13/16

10.19	Consent, Joinder and First Amendment to Loan and Security Agreement by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., Lonesome Oak Trading Co., Inc., and Isaac Capital Fund I, LLC as Lender	8-K	001-33937	10.2	02/06/20

10.20	Second Amendment to Loan and Security Agreement and Novation Agreement dated as of July 10, 2020 by and among Live Ventures Incorporated, Marquis Affiliated Holdings LLC, Marquis Industries Inc., and Isaac Capital Fund I, LLC	8-K	001-33937	10.3	07/16/20

10.21	Assignment and Assumption Agreement dated as of July 10, 2020 by and between Isaac Capital Fund I, LLC and Isaac Capital Group, LLC	8-K	001-33937	10.4	07/16/20

10.22	Agreement, effective November 30, 2015 by and among the Registrant, Marquis Affiliated Holdings LLC, Marquis Industries, Inc. and the stockholders of Marquis Industries, Inc.	10-Q	001-33937	10.1	02/16/16

10.23	Promissory Note dated June 14, 2016, by Marquis Real Estate Holdings, LLC in favor of STORE Capital Acquisitions LLC	10-Q	001-33937	10.1	08/15/16

10.24	Mortgage Loan Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	10-Q	001-33937	10.2	08/15/16

10.25	Master Lease Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	10-Q	001-33937	10.3	08/15/16

10.26	Purchase and Sale Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	10-Q	001-33937	10.4	08/15/16

10.27	Equipment Security Note between Banc of America Leasing & Capital, LLC and Marquis Industries, Inc.	10-Q	001-33937	10.2	02/09/17

10.28	Fifth Amendment to Loan and Security Agreement between Banc of America Leasing & Capital, LLC and Marquis Industries, Inc. dated February 28, 2017	10-Q	001-33937	10.1	05/11/17

10.29	Consent and Sixth Amendment to Loan and Security Agreement dated June 5, 2018 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., Bank of America, N.A., and the other parties thereto	10-Q	001-33937	10.7	08/14/18

10.30	Consent to Turf Business Sale dated December 19, 2018 among Bank of America, N.A., Marquis Affiliated Holdings LLC, and Marquis Industries, Inc.	10-K	001-33937	10.27	12/27/18

10.31	Seventh Amendment to Loan and Security Agreement dated December 24, 2018 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., and Bank of America, N.A.	10-K	001-33937	10.28	12/27/18

10.32	Consent, Joinder and Eighth Amendment to Loan and Security Agreement dated January 31, 2020 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., Lonesome Oak Trading Co., Inc., and Bank of America, N.A.	8-K	001-33937	10.1	02/06/20

10.33	Ninth Amendment to Loan and Security Agreement dated May 4, 2020 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc. and Bank of America, N.A.	8-K	001-33937	10.2	05/08/20

10.34	Tenth Amendment to Loan and Security Agreement and Consent dated July 6, 2020 by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., and Bank of America, N.A.	10-Q	001-33937	10.3	08/14/20

10.35	Eleventh Amendment to Loan and Security Agreement and Consent dated September 25, 2020 by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., and Bank of America, N.A.	10-K	001-33937	10.35	01/13/21

10.36	Promissory Note between Marquis Industries, Inc. and Bank of America, N.A.	8-K	001-33937	10.1	05/08/20

10.37	Stock Purchase Agreement by and among Vintage Stock Affiliated Holdings LLC (an affiliate of the Registrant), Vintage Stock, Inc., and the Shareholders of Vintage Stock, Inc., dated November 3, 2016	10-K	001-33937	10.22	12/29/16

10.38	Amended and Restated Subordinated Promissory Note of Vintage Stock Affiliated Holdings LLC in favor of certain of the Shareholders of Vintage Stock, Inc., dated June 7, 2018	10-K	001-33937	10.30	12/27/18

10.39	Amended and Restated Subordination Agreement by and among Rodney Spriggs, in his capacity as the representative of certain of the Shareholders of Vintage Stock, Inc., and Wilmington Trust, National Association, dated June 7, 2018	10-K	001-33937	10.31	12/27/18

10.40	Loan Agreement between Vintage Stock, Inc. and Texas Capital Bank, National Association, dated November 3, 2016	10-K	001-33937	10.27	12/29/16

10.41	First Amendment to Loan Agreement between Texas Capital Bank, National Association and Vintage Stock, Inc., dated January 23, 2017	10-K	001-33937	10.30	01/18/18

10.42	Second Amendment to Loan Agreement dated September 20, 2017 between Texas Capital Bank, National Association and Vintage Stock, Inc.	10-K	001-33937	10.31	01/18/18

10.43	Third Amendment to Loan Agreement dated June 7, 2018 between Texas Capital Bank, National Association and Vintage Stock, Inc.	8-K	001-33937	10.3	06/11/18

10.44	Fourth Amendment to Loan Agreement dated June 24, 2019 between Texas Capital Bank, National Association and Vintage Stock, Inc.	10-Q	001-33937	10.1	08/14/19

10.45	Fifth Amendment to Loan Agreement dated September 24, 2020 between Texas Capital Bank, National Association and Vintage Stock, Inc.	10-K	001-33937	10.45	01/13/21

10.46	Sixth Amendment to Loan Agreement dated September 30, 2020 between Texas Capital Bank, National Association and Vintage Stock, Inc.	8-K	001-33937	10.2	10/02/20

10.47	Revolving Credit Note of Vintage Stock Inc., in favor of Texas Capital Bank, National Association, dated November 3, 2016	10-K	001-33937	10.28	12/29/16

10.48	Security Agreement of Vintage Stock Inc., in favor of Texas Capital Bank, National Association, dated November 3, 2016	10-K	001-33937	10.29	12/29/16

10.49	Waiver Agreement by and among Texas Capital Bank, National Association and Vintage Stock, Inc., dated March 15, 2018	8-K	001-33937	10.12	03/15/18

10.50	Waiver and Agreement Regarding Availability Reserves dated April 10, 2010 by and among Texas Capital Bank, National Association and Vintage Stock, Inc.	10-Q	001-33937	10.5	04/13/20

10.51	Term Loan Agreement among Vintage Stock Inc., Vintage Stock Affiliated Holdings LLC, the Subsidiaries of the Borrowers Party Hereto, the Lenders Party Hereto, Wilmington Trust, National Association, as Administrative Agent, and Capitala Private Credit Fund V, L.P., as Lead Arranger, dated November 3, 2017	10-K	001-33937	10.30	12/29/16

10.52	First Amendment and Waiver to Term Loan Agreement by and among Vintage Stock Affiliated Holdings, LLC, Vintage Stock, Inc., Wilmington Trust, National Association, Capitala Private Credit Fund V, L.P., and the other parties thereto dated October 10, 2017	8-K	001-33937	10.1	10/13/17

10.53	Second Amendment and Waiver to Term Loan Agreement by and among Vintage Stock Affiliated Holdings, LLC, Vintage Stock, Inc., Wilmington Trust, National Association, Capitala Private Credit Fund V, L.P., and the other parties thereto dated March 15, 2018	8-K	001-33937	10.1	03/16/18

10.54	Form of Note under the Capitala Term Loan Agreement	10-K	001-33937	10.31	12/29/16

10.55	Security and Pledge Agreement among Vintage Stock Affiliated Holdings LLC, Vintage Stock, Inc., and Wilmington Trust, National Association, as Administrative Agent, dated November 3, 2016	10-K	001-33937	10.32	12/29/16

10.56	Amended and Restated Promissory Note issued by ApplianceSmart Holdings LLC	10-K	001-33937	10.44	12/27/18

10.57	Security Agreement dated December 26, 2018 by and between ApplianceSmart Holdings LLC and Appliance Recycling Centers of America, Inc.	10-K	001-33937	10.45	12/27/18

10.58	Security Agreement dated December 26, 2018 by and between ApplianceSmart, Inc. and Appliance Recycling Centers of America, Inc.	10-K	001-33937	10.46	12/27/18

10.59	Security Agreement dated December 28, 2018 by and between ApplianceSmart Contracting, Inc. and Appliance Recycling Centers of America, Inc.	10-Q	001-33937	10.1	02/13/19

10.60		Agreement and Guaranty dated December 28, 2018 by ApplianceSmart Contracting Inc. in favor of Appliance Recycling Centers of America, Inc.	10-Q	001-33937	10.2	02/13/19

10.61		Amended and Restated Credit Agreement, dated as of June 7, 2018, by and among the lenders from time-to-time party thereto, Comvest Capital IV, L.P., Vintage Stock, Inc., and Vintage Stock Affiliated Holdings LLC	8-K	001-33937	10.1	06/11/18

10.62		Limited Waiver and First Amendment to Amended and Restated Credit Agreement and Amended and Restated Management Fee Subordination Agreement, dated as of September 3, 2019, by and among the lenders party thereto, Comvest Capital IV, L.P., Vintage Stock, Inc., and acknowledged and agreed to by Vintage Stock Affiliated Holdings LLC and Live Ventures Incorporated	8-K	001-33937	10.1	09/05/19

10.63		Limited Waiver and Second Amendment to Amended and Restated Credit Agreement, Second Amendment to Amended and Restated Management Fee Subordination Agreement and First Amendment to Limited Guaranty as of April 9, 2020, by and among the Lenders, Comvest Capital IV, L.P., as agent for the Lenders, Vintage Stock, Inc., and acknowledged and agreed to by Vintage Stock Affiliated Holdings LLC, and with respect to certain sections, Live Ventures Incorporated	10-Q	001-33937	10.4	04/13/20

10.64		Limited Guaranty, dated as of June 7, 2018, by Live Ventures Incorporated in favor of Comvest Capital IV, L.P.	8-K	001-33937	10.2	06/11/18

10.65		Loan and Security Agreement dated July 14, 2020 by and among Precision Industries, Inc., President Merger Sub Inc., Precision Affiliated Holdings LLC, and the lenders party thereto	8-K	001-33937	10.2	07/16/20

10.66		Promissory Note dated July 10, 2020 issued by Live Ventures Incorporated in favor of Spriggs Investments, LLC	8-K	001-33937	10.5	07/16/20

10.67		Unsecured Revolving Line Promissory Note dated April 9, 2020 issued to Isaac Capital Group, LLC	10-Q	001-33937	10.3	04/13/20

10.68		Loan and Security Agreement, dated as of March 15, 2019, by and between ApplianceSmart, Inc. and Crossroads Financing, LLC	8-K	001-33937	10.2	03/19/19

10.69	†	Employment Agreement between LiveDeal, Inc. and Jon Isaac	10-Q	001-33937	10.1	05/14/13

10.70	†	Amendment to Employment Agreement dated January 16, 2018 between Live Ventures Incorporated and Jon Isaac	10-K	001-33937	10.39	01/18/18

10.71	†	Second Amendment to Employment Agreement dated January 12, 2021 between Live Ventures Incorporated and Jon Isaac	10-K	001-33937	10.71	01/13/21

10.72	†	Non-Qualified Stock Option Agreement between Live Deal Inc. and Jon Isaac, dated January 1, 2013	10-K	001-33937	10.72	01/13/21

10.73	†	First Amendment to Option Agreement between Live Ventures Incorporated and Jon Isaac, dated January 12, 2021	10-K	001-33937	10.73	01/13/21

10.74	†	Employment Agreement between the Live Ventures Incorporated and Virland A. Johnson, dated January 3, 2017	8-K	001-33937	10.1	01/05/17

10.75	†	Incentive Stock Option Agreement between Live Ventures Incorporated and Virland A. Johnson, dated January 3, 2017	8-K	001-33937	10.2	01/05/17

10.76	†	Employment Agreement between Live Ventures Incorporated and Michael J. Stein, effective October 2, 2017	8-K	001-33937	10.1	10/02/17

10.77	†	First Amendment to Employment Agreement between Live Ventures Incorporated and Michael J. Stein, dated January 12, 2021	10-K	001-33937	10.77	01/13/21

10.78	†	Incentive Stock Option Agreement between Live Ventures Incorporated and Michael J. Stein, effective October 2, 2017	8-K	001-33937	10.2	10/02/17

10.79	†	First Amendment to Incentive Stock Option Agreement between Live Ventures Incorporated and Michael J. Stein, dated January 11, 2021	10-K	001-33939	10.79	01/13/21

10.80	†	Incentive Stock Option Agreement between Live Ventures Incorporated and Michael J. Stein, dated January 11, 2021	10-K	001-33937	10.80	01/13/21

10.81	†	Employment Agreement between Vintage Stock Inc. and Rodney Spriggs, dated November 3, 2016	10-K	001-33937	10.25	12/29/16

10.82	†	Non-qualified Stock Option Agreement between the Registrant and Rodney Spriggs, dated November 3, 2016	10-K	001-33937	10.26	12/29/16

10.83	†	Employment Agreement between Marquis Industries, Inc. and Weston A. Godfrey, Jr., dated January 22, 2018	10-K	001-33937	10.57	12/27/18

10.84	†	First Amendment to Employment between Marquis Industries, Inc. and Weston A. Godfrey, Jr., dated January 12, 2021	10-K	001-33937	10.84	01/13/21

10.85	†	Employment Agreement, dated as of July 14, 2020, by and between Thomas Sedlak and Precision Industries, Inc.	8-K	001-33937	10.6	09/16/20

10.86	†	First Amendment to Employment Agreement, dated as of September 9, 2020, by and between Precision Industries, Inc. and Thomas Sedlak	8-K	001-33937	10.8	09/28/20

10.87	†	Deferred Compensation Agreement, dated as of July 14, 2020, by and between Thomas Sedlak and Precision Industries, Inc.	8-K	001-33937	10.7	09/16/20

10.88	†	2014 Omnibus Equity Incentive Plan	DEF 14A	001-33937	Appendix A to 2014 Proxy Statement	06/23/14

10.89		Membership Interest Purchase Agreement, dated as of June 14, 2021 by and among Angia Holdings LLC, a New York limited liability company, Salomon Whitney LLC, d/b/a SW Financial, and SW Affiliated Holdings, LLC	8-K	001-33937	2.1	06/17/21

10.90	†	Employment Agreement between Live Ventures Incorporated and David Verret, effective September 29, 2021	8-K	001-33937	10.89	10/01/21

10.91	†	Offer Letter between Live Ventures Incorporated and Eric Althofer	8-K	001-33937	10.1	04/10/21

10.92		Credit and Security Agreement, dated as of January 20, 2022, between Fifth Third Bank, National Association, and Precision Industries, Inc.	8-K	001-33937	10.92	01/25/22

10.93		Trademark Security Agreement, dated as of January 20, 2022, by and between Precision Industries, Inc., and Fifth Third Bank, National Association	8-K	001-33937	10.93	01/25/22

10.94		Guaranty, dated as of January 20, 2022, by Precision Affiliated Holdings LLC for the benefit of Fifth Third Bank, National Association	8-K	001-33937	10.94	01/25/22

10.95		Guarantor Security Agreement, dated as of January 20, 2022, by and between Precision Affiliated Holdings LLC, and Fifth Third Bank, National Association	8-K	001-33937	10.95	01/25/22

10.96		Stock Pledge Agreement, made as of January 20, 2022, by Precision Affiliated Holding LLC, to Fifth Third Bank, National Association	8-K	001-33937	10.96	01/25/22

10.97		Purchase Agreement by and among Cash L. Masters Revocable Trust dated October 19, 2005, Cash L. Masters, and Precision Industries, Inc., dated June 28, 2022	8-K	001-33937	10.97	07/05/22

10.98		Real Estate Purchase Agreement by Plant B-6, LLC and Precision Industries, Inc., dated June 27, 2022	8-K	001-33937	10.98	07/05/22

10.99		Real Estate Sales Agreement by Precision Industries, Inc. and Moss Family Trust, dated June 28, 2022	8-K	001-33937	10.99	07/05/22

10.100		Lease Agreement between and among The Kinetic Co., Inc., Precision Industries, Inc., d/b/a Precision Industries Steel Company and Moss Family Trust, a California Trust, dated June 28, 2022	8-K	001-33937	10.100	07/05/22

10.101	†	Employment Agreement by and between The Kinetic Co., Inc. and Cash L. Masters	8-K	001-33937	10.101	07/05/22

10.102	†	First Amendment to Employment Agreement by and between The Kinetic Co., Inc. and Rocky Sperka	8-K	001-33937	10.102	07/05/22

10.103	†	Employment Agreement by and between The Kinetic Co., Inc. and Jay Judkins	8-K	001-33937	10.103	07/05/22

10.104	†	Employment Agreement between Live Ventures Incorporated and Wayne Ipsen, effective October 24, 2022.	8-K	001-33937	10.104	10/28/22

10.105		Securities Purchase Agreement by and among Flooring Affiliated Holdings, LLC, Stephen J. Kellogg, the other equity holders of the Acquired Companies listed on Exhibit A thereto and, solely for the purposes of Section 3.4 thereof, Live Ventures Incorporated, dated January 18, 2023.	8-K	001-33937	10.105	01/24/23

10.106	†	Employment Agreement by and between Flooring Liquidators, Inc. and Stephen J. Kellogg, dated January 18, 2023.	8-K	001-33937	10.106	01/24/23

10.107	†	Employment Agreement by and between Elite Builder Services, Inc. and Benjamin Rowe, dated January 18, 2023.	8-K	001-33937	10.107	01/24/23

10.108		Restricted Stock Unit Agreement between Live Ventures Incorporated and Benjamin Rowe, dated January 18, 2023.	8-K	001-33937	10.108	01/24/23

10.109		Subordinated Promissory Note dated January 18, 2023 issued by Flooring Affiliated Holdings, LLC in favor of (i) the Stephen J. Kellogg Revocable Trust Dated April 17, 2015, (ii) the Kaitlyn Kellogg 2022 Irrevocable Trust, (iii) the Augustus Kellogg 2022 Irrevocable Trust, and (iv) the Kellogg 2022 Family Irrevocable Nevada Trust.	8-K	001-33937	10.109	01/24/23

10.110		Subordinated Promissory Note dated January 18, 2023 issued by Flooring Affiliated Holdings, LLC in favor of Isaac Capital Group, LLC.	8-K	001-33937	10.110	01/24/23

10.111		Subordinated Promissory Note dated January 18, 2023 issued by Live Ventures Incorporated in favor of Spriggs Investments LLC.	8-K	001-33937	10.111	01/24/23

10.112		Loan and Security Agreement by and among Flooring Affiliated Holdings, LLC, Flooring Liquidators, Inc., Elite Builder Services, Inc., 7 Day Stone, Inc., K2L Leasing, LLC, SJ & K Equipment, Inc. and Eclipse Business Capital LLC, dated January 18, 2023.	8-K	001-33937	10.112	01/24/23

10.113		Second Amendment to ICG Promissory Note dated April 9, 2020, and as Amended June 23, 2022, dated April 1, 2023	10-Q	001-33937	10.113	05/11/23

10.114		First Amendment to ICG Unsecured Revolving Line of Credit dated April 9, 2020, dated April 1, 2023.	10-Q	001-33937	10.114	05/11/23

10.115	†	Weston A. Godfrey, Jr. Amended and Restated Employment Agreement	8-K	001-33937	10.115	06/16/23

10.116	†	Gary C. Graham, Jr. Amended and Restated Employment Agreement	8-K	001-33937	10.116	06/16/23

10.117		Securities Purchase Agreement by and among the trustees of The Richard Stanley Family Trust, the trustees of The John Locke Family Trust, Precision Metal Works, Inc. (formerly known as NTH HOLDING, Ltd), PMW Affiliated Holdings, Inc. and, solely with respect to Section 5.09 thereof, John Locke and Richard Stanley, dated as of July 19, 2023.	8-K	001-33937	10.117	07/26/23

10.118		Form of Subordinated Secured Promissory Note dated July 19, 2023 issued by Precision Metal Works, Inc. in favor of each of (i) The Richard Stanley Family Trust, and (ii) the John Locke Family Trust.	8-K	001-33937	10.118	07/26/23

10.119		Credit and Security Agreement by and among Precision Metal Works, Inc. and PMW Affiliated Holdings, Inc. and Fifth Third Bank, National Association, dated as of July 19, 2023.	8-K	001-33937	10.119	07/26/23

10.120		Lease Agreement (4701 Allmond Ave., Louisville, KY), dated as of July 19, 2023, by and between Precision Metal Works, Inc. and Legacy West Partners Kentucky Portfolio, LLC.	8-K	001-33937	10.120	07/26/23

10.121		Lease Agreement (111 Commerce Blvd., Frankfort, KY), dated as of July 19, 2023, by and between Precision Metal Works, Inc. and Legacy West Partners Kentucky Portfolio, LLC.	8-K	001-33937	10.121	07/26/23

14.1		Code of Business Conduct and Ethics, Adopted May 16, 2019	10-K	001-33937	14.1	01/13/21

21.1	*	List of Subsidiaries of the Registrant

23.1	*	Consent of Frazier & Deeter, LLC independent registered public accounting firm

31.1	*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	*	Compensation Recoupment (Clawback) Policy

101
The following materials from the Company’s Annual Report on Form 10-K, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2023 and 2022, (ii) the Consolidated Statements of Operations for the Years Ended September 30, 2023 and 2022, (iii) Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the Years Ended September 30, 2023 and 2022, and (iv) the Notes to Consolidated Financial Statements

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_________________________
*Filed herewith
†Indicates a management contract or compensatory plan or arrangement.

ITEM 16.    Form 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVE VENTURES INCORPORATED

/s/ Jon Isaac
Jon Isaac
President and Chief Executive Officer
Date: December 22, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jon Isaac	President and Chief Executive Officer Director
Jon Isaac	(Principal Executive Officer)	December 22, 2023

/s/ David Verret	Chief Financial Officer
David Verret	(Principal Financial Officer and Principal Accounting Officer)	December 22, 2023

/s/ Tony Isaac
Tony Isaac	Director	December 22, 2023

/s/ Richard D. Butler, Jr.
Richard D. Butler, Jr.	Director	December 22, 2023

/s/ Dennis (De) Gao
Dennis Gao	Director	December 22, 2023

/s/ Tyler Sickmeyer
Tyler Sickmeyer	Director	December 22, 2023