Form 10-Q
period 2023-12-31
LIVE VENTURES Inc
filed 2024-02-08
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
_________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, par value $0.001 per share, outstanding as of February 2, 2024 was 3,159,561.

INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED DECEMBER 31, 2023

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE VENTURES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share amounts)

	December 31, 2023	September 30, 2023
	(Unaudited)
Assets
Cash	$5,569	$4,309
Trade receivables, net of allowance for doubtful accounts of $1.5 million at December 31, 2023 and $1.6 million at September 30, 2023	42,350	41,194
Inventories, net	132,455	131,314
Income taxes receivable	—	1,116
Prepaid expenses and other current assets	4,751	4,919
Total current assets	185,125	182,852
Property and equipment, net	79,683	80,703
Right of use asset - operating leases	65,799	54,544
Deposits and other assets	1,240	1,282
Intangible assets, net	28,163	26,568
Goodwill	76,639	75,866
Total assets	$436,649	$421,815
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$25,406	$27,190
Accrued liabilities	39,123	31,826
Income taxes payable	431	—
Current portion of lease obligations - operating leases	12,799	11,369
Current portion of lease obligations - finance leases	361	359
Current portion of long-term debt	21,223	23,077
Current portion of notes payable related parties	4,000	4,000
Total current liabilities	103,343	97,821
Long-term debt, net of current portion	78,357	78,710
Lease obligation long term - operating leases	58,291	48,156
Lease obligation long term - finance leases	32,981	32,942
Notes payable related parties, net of current portion	6,919	6,914
Seller notes - related parties	39,672	38,998
Deferred taxes	11,714	14,035
Other non-current obligations	5,975	4,104
Total liabilities	337,252	321,680
Commitments and contingencies
Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 47,840 shares issued and outstanding at December 31, 2023 and September 30, 2023, respectively, with a liquidation preference of $0.30 per share outstanding	—	—
Common stock, $0.001 par value, 10,000,000 shares authorized, 3,159,984 and 3,164,330 shares issued and outstanding at December 31, 2023 and September 30, 2023, respectively	2	2
Paid in capital	69,437	69,387
Treasury stock common 664,409 and 660,063 shares as of December 31, 2023 and September 30, 2023, respectively	(8,312)	(8,206)
Treasury stock Series E preferred 80,000 shares as of December 31, 2023 and September 30, 2023, respectively	(7)	(7)
Retained earnings	38,277	38,959
Total stockholders' equity	99,397	100,135
Total liabilities and stockholders' equity	$436,649	$421,815
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(UNAUDITED)
(dollars in thousands, except per-share amounts)

	For the Three Months Ended December 31,
	2023	2022
Revenues	$117,593	$68,986
Cost of revenues	81,266	47,042
Gross profit	36,327	21,944

Operating expenses:
General and administrative expenses	27,679	14,600
Sales and marketing expenses	5,107	2,777
Total operating expenses	32,786	17,377
Operating income	3,541	4,567
Other expense:
Interest expense, net	(4,163)	(2,047)
Other expense	(284)	(61)
Total other expense, net	(4,447)	(2,108)
(Loss) income before provision for income taxes	(906)	2,459
(Benefit) provision for income taxes	(224)	615
Net (loss) income	$(682)	$1,844

(Loss) income per share:
Basic	$(0.22)	$0.60
Diluted	$(0.22)	$0.60

Weighted average common shares outstanding:
Basic	3,163,541	3,059,035
Diluted	3,163,541	3,089,741
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended December 31,
	2023	2022
Operating Activities:
Net (loss) income	$(682)	$1,844
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	4,295	2,651
Amortization of seller note discount	673	—
Amortization of debt issuance cost	21	16
Stock based compensation expense	50	—
Amortization of right-of-use assets	1,143	540
Change in reserve for uncollectible accounts	(32)	20
Change in reserve for obsolete inventory	1,001	(48)
Changes in assets and liabilities, net of acquisitions:
Trade receivables	386	5,066
Inventories	267	223
Income taxes payable/receivable	1,547	558
Prepaid expenses and other current assets	468	100
Deposits and other assets	42	(173)
Accounts payable	(3,572)	(3,416)
Accrued liabilities	3,700	(1,050)
Change in deferred income taxes	(1,435)	56
Other Liabilities	—	(133)
Net cash provided by operating activities	7,872	6,254

Investing Activities:
Acquisition of CRO	(1,034)	—
Acquisition of Johnson	(500)	—
Purchase of property and equipment	(1,655)	(1,282)
Net cash used in investing activities	(3,189)	(1,282)

Financing Activities:
Net payments under revolver loans	(756)	(51)
Proceeds from issuance of notes payable	—	5,709
Payments on notes payable	(1,767)	(1,362)
Purchase of common treasury stock	(107)	(622)
Payments on financing leases	(793)	(481)
Net cash (used in) provided by financing activities	(3,423)	3,193

Increase in cash	1,260	8,165
Cash, beginning of period	4,309	4,600
Cash, end of period	$5,569	$12,765

Supplemental cash flow disclosures:
Interest paid	$3,271	$1,927
Income taxes received	$346	$—
Noncash financing and investing activities:
Kinetic goodwill adjustment	$—	$312
PMW goodwill adjustment	$233	$—
Noncash items related to CRO acquisition	$725	$—
Noncash items related to Johnson acquisition	$1,501	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
(dollars in thousands)

	Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Equity
Balance, September 30, 2023	47,840	$—	3,164,330	$2	$69,387	$(7)	$(8,206)	$38,959	$—	$100,135
Stock based compensation	—	—	—	—	50	—	—	—	—	50
Purchase of common treasury stock	—	—	(4,346)	—	—	—	(106)	—	—	(106)
Net loss	—	—	—	—	—	—	—	(682)	—	(682)
Balance, December 31, 2023	47,840	$—	3,159,984	$2	$69,437	$(7)	$(8,312)	$38,277	$—	$99,397

	Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Equity
Balance, September 30, 2022	47,840	$—	3,074,833	$2	$65,321	$(7)	$(7,215)	$39,509	$(448)	$97,162
Purchase of common treasury stock	—	—	(24,710)	—	—	—	(621)	—		(621)
Net income	—	—	—	—	—	—	—	1,844	—	1,844
Balance, December 31, 2022	47,840	$—	3,050,123	$2	$65,321	$(7)	$(7,836)	$41,353	$(448)	$98,385
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022
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
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended December 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2024. The financial information included in these statements should be read in conjunction with the condensed consolidated financial statements and related notes thereto as of September 30, 2023 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 22, 2023 (the “2023 Form 10-K”).
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
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
Note 3:    Acquisitions
Acquisition of CRO
On October 13, 2023, Flooring Liquidators acquired certain assets and assumed certain liabilities of Carpet Remnant Outlet, Inc. (“CRO”), a floor covering retailer and installer serving residential and commercial customers throughout Northwest Arkansas. Total consideration for the acquisition was approximately $1.8 million and was comprised of cash at close of approximately $1.0 million, an indemnification holdback amount of $300,000, and additional consideration valued at $425,000.
The fair value of the purchase price components was $1.8 million, as detailed below (in $000's):

Cash	$1,034
Additional consideration	425
Holdback	300
Purchase price	$1,759
Under the preliminary purchase price allocation, the Company recognized goodwill of $425,000, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of October 13, 2023, as calculated by an independent third-party firm. The value of the additional consideration was calculated by management. The Company anticipates the $425,000 of goodwill arising from the acquisition to be fully deductible for tax purposes. The table below outlines the purchase price allocation of the purchase for CRO to the acquired identifiable assets, liabilities assumed and goodwill as of December 31, 2023 (in $000’s):

Total purchase price		$1,759
Accounts payable		770
Accrued liabilities		1,298
Total liabilities assumed		2,068
Total consideration		3,827
Accounts receivable		259
Inventory		1,406
Property, plant and equipment		261
Intangible assets
Non-compete agreement	1,190
Subtotal intangible assets		1,190
Other assets		286
Total assets acquired		3,402
Total goodwill		$425
Acquisition of Johnson
On November 30, 2023, CRO acquired certain assets and assumed certain liabilities of Johnson Floor & Home (“Johnson”), a floor covering retailer and installer serving residential and commercial customers through four locations in the Tulsa, Oklahoma area, and one in Joplin, Missouri. Total consideration for the acquisition was $2.0 million, comprised of cash at close of $500,000, deferred consideration of $1.2 million, with additional consideration paid in the form of an earnout valued at approximately $300,000. The deferred consideration is payable in three $400,000 installments due annually on the first three anniversary dates following the closing date. Each installment will accrue interest at 6.0% per annum until paid.
The fair value of the purchase price components outlined above was approximately $2.0 million, as detailed below (in $000's):

Cash	$500
Deferred consideration	1,200
Earnout	301
Purchase price	$2,001
The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of November 30, 2023, as calculated by management. The table below outlines the purchase price allocation of the purchase for Johnson to the acquired identifiable assets, liabilities assumed and goodwill as of December 31, 2023 (in $000’s):

Total purchase price		$2,001
Accounts payable		1,017
Accrued liabilities		1,141
Total liabilities assumed		2,158
Total consideration		4,159
Accounts receivable		1,252
Inventory		1,127
Property, plant and equipment		157
Intangible assets
Customer relationships	$1,301
Non-compete agreement	306
Subtotal intangible assets		1,607
Other assets		16
Total assets acquired		4,159
Total goodwill		$—
Acquisition of Harris Flooring Group® Brands
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
As of the Effective Date, the Company entered into a sales and leaseback transaction for two properties acquired, one located in Frankfort, Kentucky, and the other located in Louisville, Kentucky, with Legacy West Kentucky Portfolio, LLC (“Lessor”). The aggregate sales price of the real estate was approximately $14.5 million. The Louisville, Kentucky property was acquired on the Effective Date for $5.1 million in connection with an option of PMW to purchase that property.
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
Under the preliminary purchase price allocation, the Company recognized goodwill of approximately $4.0 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of July 20, 2023, as calculated by an independent third-party firm. Because the transaction was considered a stock purchase for tax purposes, none of the goodwill arising from the acquisition will be deductible for tax purposes. During the three months ended December 31, 2023, the Company recorded noncash fair value adjustments related to inventory and other liabilities assumed, as well as an adjustment to deferred tax liabilities in the aggregate amount of $652,000. The table below outlines the purchase price allocation of the purchase for PMW to the acquired identifiable assets, liabilities assumed and goodwill (in $000’s):

Net purchase price	$26,777
Accounts payable	10,788
Accrued liabilities	4,995
Total liabilities assumed	15,783
Total consideration	42,560
Cash	1,602
Accounts receivable	12,613
Inventory	6,266
Property, plant and equipment	13,616
Intangible assets	3,600
Other assets	849
Total assets acquired	38,546
Total goodwill	$4,014
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
Acquisition of Flooring Liquidators
On January 18, 2023, Live Ventures acquired 100% of the issued and outstanding equity interests (the “Equity Interests”) of Flooring Liquidators, Inc., Elite Builder Services, Inc. (“EBS”), 7 Day Stone, Inc., Floorable, LLC, K2L Leasing, LLC, and SJ & K Equipment, Inc. (collectively, the “Acquired Companies”). The Acquired Companies are leading retailers and installers of floors, carpets, and countertops to consumers, builders and contractors in California and Nevada.
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
The fair value of the purchase price components outlined above was $78.7 million due to fair value adjustments for the Note, and restricted stock, as detailed below (in $000's).

Purchase price	$83,800
Fair value adjustment, sellers note	(3,300)
Fair value adjustment, restricted stock	(1,800)
Net purchase price	$78,700
Under the preliminary purchase price allocation, the Company recognized goodwill of approximately $31.4 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of January 18, 2023, as calculated by an independent third-party firm. The Company anticipates approximately $13.4 million of the goodwill arising from the acquisition to be fully deductible for tax purposes. During the three months ended December 31, 2023, the Company recorded a fair value adjustment related to its contingent consideration of $1 million. The table below outlines the purchase price allocation, as revised, of the purchase for Flooring Liquidators to the acquired identifiable assets, liabilities assumed and goodwill (in $000’s):

Purchase price		$78,700
Accounts payable		5,189
Accrued liabilities		10,700
Debt		60
Total liabilities assumed		15,949
Total consideration		94,649
Cash		9,131
Accounts receivable		4,824
Inventory		19,402
Property, plant and equipment		4,643
Intangible assets
Trade names	$13,275
Customer relationships	7,700
Non-compete agreements	1,625
Other	49
Subtotal intangible assets		22,649
Other		2,581
Total assets acquired		63,230
Total goodwill		$31,419

Note 4:    Inventory
The following table details the Company's inventory as of December 31, 2023 and September 30, 2023 (in $000's):

Inventory, net	December 31, 2023	September 30, 2023
Raw materials	$29,690	$32,590
Work in progress	9,682	9,028
Finished goods	51,806	50,082
Merchandise	46,098	43,438
	137,276	135,138
Less: Inventory reserves	(4,821)	(3,824)
Total inventory, net	$132,455	$131,314

Note 5:    Property and Equipment
The following table details the Company's property and equipment as of December 31, 2023 and September 30, 2023 (in $000's):

	December 31, 2023	September 30, 2023
Property and equipment, net:
Land	$2,029	$2,029
Building and improvements	36,417	35,684
Transportation equipment	2,088	2,062
Machinery and equipment	68,202	67,575
Furnishings and fixtures	6,287	6,028
Office, computer equipment and other	4,941	4,569
	119,964	117,947
Less: Accumulated depreciation	(40,281)	(37,244)
Total property and equipment, net	$79,683	$80,703
Depreciation expense was $3.1 million and $2.4 million for the three months ended December 31, 2023 and 2022, respectively.
Note 6:    Leases
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
The following table details the Company's right of use assets and lease liabilities as of December 31, 2023 and September 30, 2023 (in $000's):

	December 31, 2023	September 30, 2023
Right of use asset - operating leases	$65,799	$54,544
Lease liabilities:
Current - operating	12,799	11,369
Current - finance	361	359
Long term - operating	58,291	48,156
Long term - finance	32,981	32,942
As of December 31, 2023, the weighted average remaining lease term for operating leases is 10.3 years. The Company's weighted average discount rate for operating leases is 9.9%. Total cash payments for operating leases for the three months ended December 31, 2023 and 2022 were approximately $4.3 million and $2.4 million, respectively. Additionally, the Company recognized approximately $14.9 million in right of use assets and liabilities upon commencement of operating leases during the three months ended December 31, 2023.
As of December 31, 2023, the weighted average remaining lease term for finance leases is 27.4 years. The Company's weighted average discount rate for finance leases is 11.7%. Total cash payments for finance leases for the three months ended December 31, 2023 and 2022 were approximately $793,000 and $481,000, respectively. No finance right-of-use assets or liabilities were recognized during the three months ended December 31, 2023.
The Company records finance lease right of use assets as property and equipment. The balance, as of December 31, 2023 and September 30, 2023 is as follows (in $000’s):

	December 31, 2023	September 30, 2023
Property and equipment, at cost	$22,526	$22,526
Accumulated depreciation	$(861)	$(702)
Property and equipment, net	$21,665	$21,824
Total present value of future lease payments of operating leases as of December 31, 2023 (in $000's):

Twelve months ended December 31,
2024	$18,564
2025	16,784
2026	14,155
2027	12,252
2028	8,107
Thereafter	36,737
Total	106,599
Less implied interest	(35,509)
Present value of payments	$71,090
Total present value of future lease payments of finance leases as of December 31, 2023 (in $000's):

Twelve months ended December 31,
2024	$3,167
2025	3,197
2026	3,241
2027	3,320
2028	3,425
Thereafter	104,066
Total	120,416
Less implied interest	(87,074)
Present value of payments	$33,342
During the three months ended December 31, 2023 and 2022, the Company recorded no impairment charges relating to any of its leases.

Note 7:    Intangibles
The following table details the Company's intangibles as of December 31, 2023 and September 30, 2023 (in $000's):

	December 31, 2023	September 30, 2023
Intangible assets, net:
Intangible assets - Tradenames	$14,940	$14,940
Intangible assets - Customer relationships	15,175	13,874
Intangible assets - Other	3,811	2,316
	33,926	31,130
Less: Accumulated amortization	(5,763)	(4,562)
Total intangibles, net	$28,163	$26,568
Amortization expense was $1.2 million and $253,000 for the three months ended December 31, 2023 and 2022, respectively.
The following table summarizes estimated future amortization expense related to intangible assets that have net balances (in $000’s):

Twelve months ending December 31,
2024	$4,984
2025	4,984
2026	4,945
2027	4,866
2028	4,335
Thereafter	4,049
$28,163
Note 8:    Goodwill
The following table details the Company's goodwill as of September 30, 2023 and December 31, 2023 (in $000's):

	Retail - Entertainment	Retail - Flooring	Flooring Manufacturing	Steel Manufacturing	Total
September 30, 2023	36,947	30,419	807	7,693	75,866
CRO acquisition	—	425	—	—	425
PMW adjustment	—	—	—	(652)	(652)
Flooring Liquidators adjustment	—	1,000	—	—	1,000
December 31, 2023	$36,947	$31,844	$807	$7,041	$76,639
During the three months ended December 31, 2023, the Company made fair value adjustments, in the amount of approximately $652,000, related to the acquisition of PMW, and $1.0 million related to the acquisition of Flooring Liquidators (see Note 3).
As of December 31, 2023, the Company did not identify any triggering events that would require impairment testing.

Note 9:     Accrued Liabilities
The following table details the Company's accrued liabilities as of December 31, 2023 and September 30, 2023, respectively (in $000's):

	December 31, 2023	September 30, 2023
Accrued liabilities:
Accrued payroll and bonuses	$5,775	$5,802
Accrued sales and use taxes	1,921	1,529
Accrued customer deposits	6,093	4,579
Accrued gift card and escheatment liability	1,873	1,819
Accrued interest payable	697	669
Accrued inventory	7,262	5,700
Accrued professional fees	5,454	3,146
Accrued expenses - other	10,048	8,582
Total accrued liabilities	$39,123	$31,826
Note 10:     Long-Term Debt
Long-term debt as of December 31, 2023 and September 30, 2023 consisted of the following (in $000's):

	December 31, 2023	September 30, 2023
Revolver loans	$56,022	$56,779
Equipment loans	14,419	15,486
Term loans	13,669	14,290
Other notes payable	16,011	15,789
Total notes payable	100,121	102,344
Less: unamortized debt issuance costs	(541)	(557)
Net amount	99,580	101,787
Less: current portion	(21,223)	(23,077)
Total long-term debt	$78,357	$78,710
Future maturities of long-term debt at December 31, 2023, are as follows which does not include related party debt separately stated (in $000's):

Twelve months ending December 31,
2024	$21,223
2025	7,504
2026	28,217
2027	31,134
2028	1,306
Thereafter	10,196
Total future maturities of long-term debt	$99,580
Bank of America Revolver Loan
On January 31, 2020, Marquis entered into an amended $25.0 million revolving credit agreement (“BofA Revolver”) with Bank of America Corporation (“BofA”). The BofA Revolver is a five-year, asset-based facility that is secured by substantially all of Marquis’ assets. Availability under the BofA Revolver is subject to a monthly borrowing base calculation. Marquis’ ability to borrow under the BofA Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with BofA. The BofA Revolver has a variable interest rate and matures in January 2025. As of December 31, 2023 and September 30, 2023, the outstanding balance was approximately $6.5 million and $6.1 million, respectively.
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
As of December 31, 2023 and September 30, 2023, the outstanding balance on the revolving loan was approximately $26.0 million and $23.0 million, respectively, and the outstanding balance on the original M&E lending, which is documented as a term note, was approximately $2.2 million and $2.3 million, respectively. The revolving loan has a variable interest rate and matures in January 2027. As of December 31, 2023 and September 30, 2023, the outstanding balance on Kinetic Term Loan #1 was approximately $3.1 million and $3.3 million, respectively. As of September 30, 2023, the Kinetic Term Loan #2 was fully repaid.
On April 12, 2023, in connection with its existing credit facility with Fifth Third Bank, Precision Marshall took an advance against its Capex term lending in the amount of approximately $1.4 million. The loan matures January 2027 and bears interest on the same terms as for Capex lending as stated above. The first payment under this loan is due in February 2024. The outstanding balance on the Capex loan was $1.4 million as of each of December 31, 2023 and September 30, 2023.
Eclipse Business Capital Loans
In connection with the acquisition of Flooring Liquidators (see Note 3), on January 18, 2023, Flooring Liquidators entered into a credit facility with Eclipse Business Capital, LLC (“Eclipse”). The facility consists of $25.0 million in revolving credit (“Eclipse Revolver”) and $3.5 million in M&E lending (“Eclipse M&E”). The Eclipse Revolver is a three-year, asset-based facility that is secured by substantially all of Flooring Liquidators’ assets. Availability under the Eclipse Revolver is subject to a monthly borrowing base calculation. Flooring Liquidators’ ability to borrow under the Eclipse Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with Eclipse. The Eclipse Revolver bears interest at 4.5% per annum in excess of Adjusted Term SOFR prior to April 1, 2023, and 3.5% per annum in excess of Adjusted Term SOFR after April 1, 2023. The Eclipse M&E loan bears interest at 6.0% per annum in excess of Adjusted Term SOFR prior to April 1, 2023, and 5.0% per annum in excess of Adjusted Term SOFR after April 1, 2023. The credit facility matures in January 2026. As of December 31, 2023 and September 30, 2023, the outstanding balance on the Eclipse Revolver was approximately $8.8 million and $8.2 million, respectively, and the outstanding balance on the Eclipse M&E loan was approximately $2.3 million and $2.4 million, respectively.
Loan with Fifth Third Bank (PMW)
In connection with the acquisition of PMW (see Note 3), on July 20, 2023, PMW entered into a revolving credit facility with Fifth Third Bank. The facility consists of $15.0 million in revolving credit and approximately $5.0 million in M&E lending. The Fifth-Third Revolver is a three-year, asset-based facility that is secured by substantially all of PMW's assets. Availability under the Fifth-Third Revolver is subject to a monthly borrowing base calculation. PMW's ability to borrow under the Fifth-Third Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with Fifth-Third. Loans made under the Revolving Credit Facility are considered Reference Rate Loans, and bear interest at a rate equal to the sum of the Reference Rate plus the Applicable Margin. Reference Rate means the greater of (a) 3.0% or (b) the Lender’s publicly announced prime rate (which is not intended to be Lender’s lowest or most favorable rate in effect at any time) in effect from time to time. The Applicable Margin for revolving loans is zero, while for the M&E Term Loan or any Capital Expenditure Term Loan, it is 50 basis points (0.5%). The credit facility matures in July 2026. As of December 31, 2023 and September 30, 2023, the outstanding balance on the Fifth-Third Revolver was approximately $10.2 million and $11.0 million, respectively, and the balance on the Fifth-Third M&E loan was approximately $4.7 million and $4.8 million, respectively.
Bank Midwest Revolver Loan
On October 17, 2023, Vintage entered into a $15.0 million credit agreement with Bank Midwest (“Bank Midwest Revolver”), replacing a revolving credit facility between Vintage and Texas Capital Bank (“TCB Revolver”), which was entered into in November 2016 and set to mature in November 2023. In connection with the entry into the Credit Agreement, the revolving credit facility between Vintage Stock and Texas Capital Bank was terminated and the balance outstanding was repaid. The Bank Midwest Revolver interest accrues daily on the outstanding principal at a rate of the greater of (a) the one-month forward-looking term rate based on SOFR, plus 2.36% per annum, or (b) 6.5% per annum, and matures on October 17, 2024. As of December 31, 2023, the outstanding balance on the Bank Midwest Revolver was approximately $4.5 million. As of September 30, 2023, the outstanding balance on the TCB Revolver was approximately $5.3 million.
Equipment Loans
On June 20, 2016 and August 5, 2016, Marquis entered into a transaction that provided for a master agreement and separate loan schedules (the “Equipment Loans”) with Banc of America Leasing & Capital, LLC that provided for the following as of December 31, 2023:
Note #3 is for approximately $3.7 million, secured by equipment. The Equipment Loan #3 matured in December 2023, payable in 84 monthly payments of $52,000 beginning January 2017, bearing interest rate at 4.8% per annum. As of December 31, 2023 and September 30, 2023, the balance was $0 and $154,000, respectively.
Note #4 is for approximately $1.1 million, secured by equipment. The Equipment Loan #4 matured in December 2023, payable in 81 monthly payments of $16,000 beginning April 2017, bearing interest at 4.9% per annum. As of December 31, 2023 and September 30, 2023, the balance was $0 and $47,000, respectively.
Note #5 is for approximately $4.0 million, secured by equipment. The Equipment Loan #5 is due December 2024, payable in 84 monthly payments of $55,000 beginning January 2018, bearing interest at 4.7% per annum. As of December 31, 2023 and September 30, 2023, the balance was approximately $643,000 and $799,000, respectively.
Note #6 is for $913,000, secured by equipment. The Equipment Loan #6 is due July 2024, payable in 60 monthly payments of $14,000 beginning August 2019, with a final payment of $197,000, bearing interest at 4.7% per annum. As of December 31, 2023 and September 30, 2023, the balance was approximately $277,000 and $317,000, respectively.
Note #7 is for $5.0 million, secured by equipment. The Equipment Loan #7 is due February 2027, payable in 84 monthly payments of $59,000 beginning March 2020, with the final payment of $809,000, bearing interest at 3.2% per annum. As of December 31, 2023 and September 30, 2023, the balance was approximately $2.8 million and $2.9 million, respectively.
Note #8 is for approximately $3.4 million, secured by equipment. The Equipment Loan #8 is due September 2027, payable in 84 monthly payments of $46,000 beginning October 2020, bearing interest at 4.0%. As of December 31, 2023 and September 30, 2023, the balance was approximately $1.9 million and $2.0 million, respectively.
In December 2021, Marquis funded the acquisition of $5.5 million of new equipment under Note #9 of its master agreement. The Equipment Loan #9, which is secured by the equipment, matures December 2026, and is payable in 60 monthly payments of $92,000 beginning January 2022, with the final payment in the amount of approximately $642,000, bearing interest at 3.75% per annum. As of December 31, 2023 and September 30, 2023, the balance was approximately $3.6 million and $3.9 million, respectively.
In December 2022, Marquis funded the acquisition of $5.7 million of new equipment under Note #10 of its master agreement. The Equipment Loan #10, which is secured by the equipment, matures December 2029, and is payable in 84 monthly payments of $79,000, beginning January 2023, with the final payment in the amount of approximately $650,000, bearing interest at 6.50%. As of December 31, 2023 and September 30, 2023, the balance was approximately $5.1 million and $5.3 million.

Loan Covenant Compliance
As of December 31, 2023, the Company was in compliance with all covenants under its existing revolving and other loan agreements.
Note 11:     Notes Payable-Related Parties
Long-term debt payable to related parties (see Note 16) as of December 31, 2023 and September 30, 2023 consisted of the following (in $000's):

	December 31, 2023	September 30, 2023
Isaac Capital Group, LLC, 12.5% interest rate, matures May 2025	$2,000	$2,000
Spriggs Investments, LLC, 10% interest rate, matures July 2024	2,000	2,000
Spriggs Investments, LLC for Flooring Liquidators, 12% interest rate, matures July 2024	1,000	1,000
Isaac Capital Group, LLC revolver, 12% interest rate, matures April 2024	1,000	1,000
Isaac Capital Group, LLC for Flooring Liquidators, 12% interest rate, matures January 2028	5,000	5,000
Total notes payable - related parties	11,000	11,000
Less: unamortized debt issuance costs	(81)	(86)
Net amount	10,919	10,914
Less: current portion	(4,000)	(4,000)
Total long-term portion, related parties	$6,919	$6,914

Twelve months ending December 31,
2024	$4,000
2025	2,000
2028	5,000
Total future maturities of long-term debt, related parties	$11,000

Note 12: Related Party Seller Notes
Seller notes as of December 31, 2023 and September 30, 2023 consisted of the following (in $000’s):

	December 31, 2023	September 30, 2023
Seller of Flooring Liquidators, 8.24% interest rate, matures January 2028	$34,000	$34,000
Seller of PMW, 8.0% interest rate, matures July 2028	2,500	2,500
Seller of Kinetic, 7.0% interest rate, matures September 2027	3,000	3,000
Total Related party seller notes payable	39,500	39,500
Unamortized debt premium (discount)	172	(502)
Net amount	39,672	38,998
Less current portion	—	—
Long-term portion of Related party seller notes payable	$39,672	$38,998
Future maturities of seller notes at December 31, 2023 are as follows (in $000’s):

Twelve months ending December 31,
2026	500
2027	3,500
2028	35,672
Total	$39,672
Note 13:     Stockholders’ Equity
Series E Convertible Preferred Stock
As of December 31, 2023 and September 30, 2023, there were 47,840 shares of Series E Convertible Preferred Stock issued and outstanding, respectively.
Treasury Stock
As of December 31, 2023 and September 30, 2023, the Company had 664,409 and 660,063 shares of Treasury Stock, respectively. During the three months ended December 31, 2023 and 2022, the Company repurchased 4,346 and 24,710 shares of its common stock for approximately $106,532 and $622,000, respectively. During the three months ended December 31, 2023 and 2022, the average price paid per share was $24.51 and $25.16, respectively.
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

The following table summarizes stock option activity for the fiscal year ended September 30, 2023 and the three months ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2022	87,500	$18.81	0.78	$771
Outstanding at December 31, 2022	87,500	$18.81	0.52	$1,201
Exercisable at December 31, 2022	87,500	$18.81	0.52	$1,201

Outstanding at September 30, 2023	53,750	$21.51	1.54	$540
Outstanding at December 31, 2023	53,750	$21.51	1.29	$450
Exercisable at December 31, 2023	53,750	$21.51	1.29	$450
The Company recognized compensation expense of approximately $50,000 and $0 during the three months ended December 31, 2023 and 2022, respectively, related to stock option awards and restricted stock awards granted to certain employees and officers based on the grant date fair value of the awards, and the revaluation for existing options whereby the expiration date was extended.
As of December 31, 2023, the Company had no unrecognized compensation expense associated with stock option awards.
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

The following table presents the computation of basic and diluted net earnings per share (in $000's):

	Three Months Ended December 31,
	2023	2022
Basic
Net (loss) income	$(682)	$1,844
Less: preferred stock dividends	—	—
Net (loss) income applicable to common stock	$(682)	$1,844

Weighted average common shares outstanding	3,163,541	3,059,035
Basic (loss) earnings per share	$(0.22)	$0.60

Diluted
Net (loss) income applicable to common stock	$(682)	$1,844
Add: preferred stock dividends	—	—
Net (loss) income applicable for diluted earnings per share	$(682)	$1,844

Weighted average common shares outstanding	3,163,541	3,059,035
Add: Options	—	30,467
Add: Series E Preferred Stock	—	239
Assumed weighted average common shares outstanding	3,163,541	3,089,741
Diluted (loss) earnings per share	$(0.22)	$0.60
Basic earnings per common share ("EPS") is computed by dividing net income by the weighted average number of shares of Common Stock outstanding for the period. Diluted EPS is computed by dividing net income by the sum of the weighted average number of shares of Common Stock outstanding and the effect of dilutive securities. No diluted EPS computation was made for the three months ended December 31, 2023, as the Company recorded a net loss. Had the Company calculated diluted EPS for the three months ended December 31, 2023, the total assumed weighted average common shares outstanding would have been 3,182,083. For the three months ended December 31, 2022, there were 17,000 options to purchase shares of common stock that were anti-dilutive, and not included in the diluted EPS computation.
Note 16: Related Party Transactions
Transactions with Isaac Capital Group, LLC
As of December 31, 2023, Isaac Capital Group, LLC (“ICG”) beneficially owns 48.9% of the Company’s issued and outstanding capital stock. Jon Isaac, the Company's President and Chief Executive Officer, is the President and sole member of ICG, and, accordingly, has sole voting and dispositive power with respect to these shares. Mr. Isaac also personally owns 219,177 shares of common stock and holds options to purchase up to 25,000 shares of common stock at an exercise price of $10.00 per share, all of which are currently exercisable. Mr. Isaac's options to purchase 25,000 shares of common stock were originally scheduled to expire on January 15, 2023, but, as amended on January 13, 2023, the expiration date was extended to January 15, 2025.
ICG Term Loan
During 2015, Marquis entered into a mezzanine loan in the amount of up to $7.0 million (the “ICF Loan”) with Isaac Capital Fund I, LLC (“ICF”), a private lender whose managing member is Jon Isaac. On July 10, 2020, (i) ICF released and discharged Marquis from all obligations under the loan, (ii) ICF assigned all of its rights and obligations under the instruments, documents, and agreements with respect to the ICF Loan to ICG, of which Jon Isaac, the Company’s President and Chief Executive Officer, is the sole member, and (iii) Live Ventures borrowed $2.0 million (the “ICG Loan”) from ICG. The ICG Loan bears interest at 12.5% and matures in May 2025. As of December 31, 2023 and September 30, 2023, the outstanding balance on this note was $2.0 million.

ICG Revolving Promissory Note
On April 9, 2020, the Company, as borrower, entered into an unsecured revolving line of credit promissory note whereby ICG agreed to provide the Company with a $1.0 million revolving credit facility (the “ICG Revolver”). On June 23, 2022, as approved by unanimous consent of the Board of Directors of the Company, the amount of available revolving credit under the facility was increased to $6.0 million. No other terms of the Note were changed. On April 1, 2023, the Company entered into the First Amendment of the ICG Revolver that extended the maturity date to April 8, 2024 and increased the interest rate from 10% to 12% per annum. As of each of December 31, 2023 and September 30, 2023, the the ICG Revolver was $1.0 million.
ICG Flooring Liquidators Note
On January 18, 2023, in connection with the acquisition of Flooring Liquidators, Flooring Affiliated Holdings, LLC, a wholly-owned subsidiary of the Company, as borrower, entered into a promissory note for the benefit of ICG in the amount of $5.0 million (“ICG Flooring Liquidators Loan”). The ICG Flooring Liquidators Loan matures on January 18, 2028, and bears interest at 12%. Interest is payable in arrears on the last day of each calendar month. The note is fully guaranteed by the Company. As of December 31, 2023, the outstanding balance on this loan was $5.0 million.
Transactions with JanOne Inc.
Tony Isaac, a member of the Company's board of directors, and father of the Company's CEO, Jon Isaac, is the Chief Executive Officer and a director of JanOne Inc.(“JanOne”). Richard Butler, a member of the Company's board of directors, is a director of JanOne.
Lease Agreement
Customer Connexx LLC, formerly a subsidiary of JanOne, rents approximately 9,900 square feet of office space from the Company at its Las Vegas office, which totals 16,500 square feet. JanOne paid the Company $36,000 and $52,000 in rent and other reimbursed expenses for three months ended December 31, 2023 and 2022, respectively.
Purchase Agreement with ARCA Recycling
On April 5, 2022, the Company entered into a Purchasing Agreement with ARCA Recycling ("ARCA"), which was a wholly owned subsidiary of JanOne, Inc. until March 2023. Pursuant to the agreement, the Company agreed to purchase inventory from time to time for ARCA as set forth in submitted purchase orders. The inventory is owned by the Company until ARCA installs it in customer's homes, and payment by ARCA to the Company is due upon ARCA's receipt of payment from the customer. All purchases made by the Company shall be paid back by ARCA in full plus an additional five percent surcharge or broker-type fee. As of December 31, 2023, the Company has a full allowance of approximately $690,000 recorded in the reserve for doubtful accounts for the amount due.
Transactions with Vintage Stock CEO
Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, Inc., a wholly owned subsidiary of the Company, is the sole member of Spriggs Investments, LLC (“Spriggs Investments”).
Spriggs Promissory Note I
On July 10, 2020, the Company executed a promissory note (the “Spriggs Promissory Note I”) in favor of Spriggs Investments that memorializes a loan by Spriggs Investments to the Company in the initial principal amount of $2.0 million (the “Spriggs Loan I”). The Spriggs Loan I originally matured on July 10, 2022; however, the maturity date was extended to July 10, 2023, pursuant to unanimous written consent of the Board of Directors. The Spriggs Promissory Note I bears simple interest at a rate of 10.0% per annum. On January 19, 2023, the Company entered into a modification agreement of the Spriggs Loan I. Consequently, the Spriggs Promissory Note I will bear interest at a rate of 12% per annum, and the maturity date was extended to July 31, 2024. As of December 31, 2023 and September 30, 2023, the amount owed was $2.0 million.
Spriggs Promissory Note II
On January 19, 2023, in connection with the acquisition of Flooring Liquidators, the Company executed a promissory note in favor of Spriggs Investments in the initial principal amount of $1.0 million (the “Spriggs Loan II”). The Spriggs Loan II matures on July 31, 2024, and bears interest at a rate of 12% per annum. As of December 31, 2023 and September 30, 2023, the amount owed was $1.0 million.

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
Transactions with Flooring Liquidators CEO
Stephen Kellogg is the Chief Executive Officer of Flooring Liquidators, Inc., a wholly owned subsidiary of the Company.
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
Sellers Notes
Note Payable to the Sellers of Kinetic
In connection with the purchase of Kinetic, on June 28, 2022, Kinetic entered into an employment agreement with the previous owner of Kinetic to serve as its Head of Equipment Operations. The employment agreement is for an initial term of five years and shall be automatically extended in 90-day increments unless either party provides notice as required under the agreement. Additionally, Precision Marshall entered into a seller financed loan in the amount of $3.0 million with the previous owner of Kinetic. The Sellers Subordinated Acquisition Note bears interest at 7.0% per annum, with interest payable quarterly in arrears. The Sellers Subordinated Acquisition Note has a maturity date of September 27, 2027. As of December 31, 2023 and September 30, 2023, the remaining principal balance was $3.0 million.
Note Payable to the Seller of Flooring Liquidators
In connection with the purchase of Flooring Liquidators (see Note 3), on January 18, 2023, the Company entered into an employment agreement with the previous owner of Flooring Liquidators to serve as its Chief Executive Officer. The employment agreement is for an initial term of five years and shall be automatically extended in 90-day increments unless either party provides notice as required under the agreement. Additionally, the Company entered into a seller financed mezzanine loan, which is fully guaranteed by the Company, in the amount of $34.0 million with the previous owners of Flooring Liquidators. The Seller Subordinated Acquisition Note bears interest at 8.24% per annum, with interest payable monthly in arrears beginning on January 18, 2024. The Sellers Note has a maturity date of January 18, 2028. The fair value assigned to the Sellers Note, as calculated by an independent third-party firm, was $31.7 million, or a discount of $2.3 million. The $2.3 million discount is being accreted to interest expense, using the effective interest rate method, as required by GAAP, over the term of the Sellers Note. As of December 31, 2023 and September 30, 2023, the carrying value of the Sellers Note was approximately $34.2 million and $33.5 million, respectively.
Note Payable to the Seller of PMW
In connection with the purchase of PMW (see Note 3), on July 20, 2023, the Company entered into an consulting agreement with the previous owner of PMW to serve as part-time President and Chief Executive Officer. The consulting agreement commenced on the Effective Date and shall terminate upon the later of (i) Sellers’ receipt of earn-out payments in an aggregate amount equal to $3.0 million and (ii) the full satisfaction and payment of all amounts due and to that are to become due under the seller note, unless earlier terminated in accordance with the terms set forth in the consulting agreement. Additionally, PMW entered into two seller financed loans, in the aggregate amount of $2.5 million, which are fully guaranteed by the Company. The seller financed loans bear interest at 8.0% per annum, with interest payable quarterly in arrears. The seller financed loans have a maturity date of July 18, 2028. As of December 31, 2023 and September 30, 2023, the carrying value of the seller financed loans was approximately $2.5 million.
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
On October 1, 2021, the Company Defendants and third-party defendants moved to dismiss the SEC complaint. On September 7, 2022, the court denied the Company Defendants’ motion to dismiss, but granted one of the third-party defendant’s motions to dismiss, granting the SEC leave to file an amended complaint. On September 21, 2022, the SEC filed an amended complaint to which the Company Defendants filed an answer on October 11, 2022, denying liability. The court subsequently entered a discovery scheduling order and the parties exchanged initial disclosures. The parties participated in a mediation in June 2023. The mediation was not successful and the case is currently in the midst of discovery. Discovery deadlines have been extended because counsel for JanOne Inc. and Virland Johnson moved to withdraw on August 18, 2023, which motion the court granted on October 2, 2023. Since that time, JanOne Inc. and Virland Johnson have obtained new counsel who have appeared in the case. In light of the new counsel in this case, the Court approved a stipulated order to extend the discovery period approximately 45 days. Fact discovery is now set to be completed by May 20, 2024.
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
Holdback Matter
On October 10, 2022, a representative for the former shareholders of Precision Industries, Inc. filed a civil complaint in the Court of Chancery of the State of Delaware. The complaint alleged that the Company violated the terms of an agreement and plan of merger dated July 14, 2020, by failing to pay the shareholders a certain indemnity holdback of $2,500,000. The Chancery Court dismissed that action for lack of jurisdiction. On January 12, 2023, the representative re-filed the same action in the United States District Court for the Western District of Pennsylvania. On October 26, 2023, the Company counterclaimed against the representative and all represented shareholders for fraudulently misrepresenting the seller’s inventory and accounting methodology and asserting damages in excess of $4,500,000. Several of the individual shareholders have moved to dismiss the counterclaim. The Company expects discovery to last for approximately one year.
Wage and Hour Matter
On July 27, 2022, Irma Sanchez, a former employee of Elite Builder Services, Inc. (“Elite Builders”), filed a class action complaint against Elite Builders in the Superior Court of California, County of Alameda. The complaint alleges that Elite Builders failed to pay all minimum and overtime wages, failed to provide lawful meal periods and rest breaks, failed to provide accurate itemized wage statements, and failed to pay all wages due upon separation as required by California law. The complaint was later amended as a matter of right on October 4, 2022. Further, Ms. Sanchez has put the Labor & Workforce Development Agency on notice to exhaust administrative remedies and enable her to bring an additional claim under the California Labor Code Private Attorneys General Act, which permits an employee to assert a claim for violations of certain California Labor Code provisions on behalf of all aggrieved employees to recover statutory penalties. The Court has set this for a Case Management Conference on September 30, 2024 after the parties have had a chance to exchange discovery regarding the claims. Elite Builders maintains that Ms. Sanchez’s claims lack merit and intends to defend this action vigorously. The Company is currently unable to estimate the range of possible losses associated with this proceeding as we are in the early stages of discovery and the scope of class is not yet known.

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
The following tables summarize segment information (in $000's):

	For the Three Months Ended December 31,
	2023	2022
Revenues
Retail-Entertainment	$20,586	$23,273
Retail-Flooring	34,319	—
Flooring Manufacturing	29,245	26,432

Steel Manufacturing	33,354	17,981
Corporate & Other	89	1,300
Total revenues	$117,593	$68,986

Gross profit
Retail-Entertainment	$11,528	$12,210
Retail-Flooring	13,032	—
Flooring Manufacturing	6,422	4,661
Steel Manufacturing	5,262	4,392
Corporate & Other	83	681
Total gross profit	$36,327	$21,944

Operating income (loss)
Retail-Entertainment	$3,143	$3,664
Retail-Flooring	90	—
Flooring Manufacturing	945	751
Steel Manufacturing	982	1,455
Corporate & Other	(1,619)	(1,303)
Total operating income	$3,541	$4,567

Depreciation and amortization
Retail-Entertainment	$266	$311
Retail-Flooring	1,352	—
Flooring Manufacturing	1,056	1,111
Steel Manufacturing	1,617	1,093
Corporate & Other	4	136
Total depreciation and amortization	$4,295	$2,651

Interest expense
Retail-Entertainment	$164	$154
Retail-Flooring	1,200	—
Flooring Manufacturing	984	987
Steel Manufacturing	1,622	787
Corporate & Other	193	119
Total interest expense	$4,163	$2,047

Net (loss) income before provision for income taxes
Retail-Entertainment	$3,055	$3,538
Retail-Flooring	(1,628)	—
Flooring Manufacturing	(163)	(313)
Steel Manufacturing	(1,018)	268
Corporate & Other	(1,152)	(1,034)
Total (loss) net income before provision for income taxes	$(906)	$2,459
Note 19:     Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to disclosures in its condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended December 31, 2023, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the “2023 Form 10-K”).
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
Forward-looking statements involve risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results, future performance and capital requirements and cause them to materially differ from those contained in the forward-looking statements include those identified in our 2023 Form 10-K under Item 1A “Risk Factors” and Part II, Item 1A. "Risk Factors" below, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.
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
On October 13, 2023, Flooring Liquidators acquired certain assets and assumed certain liabilities of CRO, a floor covering retailer and installer serving residential and commercial customers throughout Northwest Arkansas.
On November 30, 2023, CRO acquired certain assets and assumed certain liabilities of Johnson, a floor covering retailer and installer serving residential and commercial customers through locations in Tulsa, Oklahoma and Joplin, Missouri.
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
On July 20, 2023, we acquired PMW. Founded nearly 76 years ago in 1947 in Louisville, Kentucky, PMW manufactures and supplies highly engineered parts and components across 400,000 square feet of manufacturing space. PMW offers world-class metal forming, assembly, and finishing solutions across diverse industries, including appliance, automotive, hardware, electrical, electronic, medical products, and devices.
Corporate and Other Segment
Our Corporate and Other segment consists of certain corporate general and administrative costs, Salomon Whitney LLC, which was shut down during the three months ended June 30, 2023, and operations of certain legacy products and service offerings for which we are no longer accepting new customers.
Critical Accounting Policies
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant and material impact on amounts reported in these financial statements. Estimates and assumptions are based on management's experience and other information available prior to the issuance of our financial statements. Our actual realized results may differ materially from management’s initial estimates as reported. Our critical and significant accounting policies include Trade and Other Receivables, Inventories, Goodwill, Revenue Recognition, Fair Value Measurements, Income Taxes, Segment Reporting and Concentrations of Credit Risk. For a summary of our significant accounting policies and the means by which we develop estimates thereon, see Part II, Item 8 – Financial Statements - Notes to unaudited condensed consolidated financial statements Note 2 – summary of significant accounting policies in our 2023 Form 10-K.
Adjusted EBITDA
We evaluate the performance of our operations based on financial measures such as “Adjusted EBITDA”, which is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization, stock-based compensation, and other non-cash or nonrecurring charges. We believe that Adjusted EBITDA is an important indicator of the operational strength and performance of the business, including the business’ ability to fund acquisitions and other capital expenditures, and to service its debt. Additionally, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance. Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate a company's financial performance, subject to certain adjustments. Adjusted EBITDA does not represent cash flows from operations, as defined by GAAP, and should not be construed as an alternative to net income or loss and is indicative neither of our results of operations, nor of cash flows available to fund all our cash needs. It is, however, a measurement that the Company believes is useful to investors in analyzing its operating performance. Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities, and other measures of financial performance prepared in accordance with GAAP. As companies often define non-GAAP financial measures differently, Adjusted EBITDA, as calculated by the Company, should not be compared to any similarly titled measures reported by other companies.

Results of Operations Three Months Ended December 31, 2023 and 2022
The following table sets forth certain statement of income items and as a percentage of revenue, for the three months ended December 31, 2023 and 2022 (in $000’s):

	Three Months Ended December 31, 2023		Three Months Ended December 31, 2022
		% of Total Revenue		% of Total Revenue
Selected Data
Revenues	$117,593		$68,986
Cost of revenues	81,266	69.1%	47,042	68.2%
General and administrative expenses	27,679	23.5%	14,600	21.2%
Sales and marketing expenses	5,107	4.3%	2,777	4.0%
Interest expense, net	4,163	3.5%	2,047	3.0%
(Loss) income before provision for income taxes	(906)	(0.8%)	2,459	3.6%
(Benefit) provision for income taxes	(224)	(0.2%)	615	0.9%
Net (loss) income	$(682)	(0.6%)	$1,844	2.7%

Adjusted EBITDA (a)
Retail-Entertainment	$3,667		$4,003
Retail-Flooring	1,303		—
Flooring Manufacturing	1,877		1,785
Steel Manufacturing	2,802		2,525
Corporate & Other	(953)		(774)
Total Adjusted EBITDA	$8,696		$7,539

Adjusted EBITDA as a percentage of revenue
Retail-Entertainment	17.8%		17.2%
Retail-Flooring	3.8%		N/A
Flooring Manufacturing	6.4%		6.8%
Steel Manufacturing	8.4%		14.0%
Corporate & Other	N/A		N/A
Consolidated adjusted EBITDA as a percentage of revenue	7.4%		10.9%
(a)See reconciliation of net income to Adjusted EBITDA below.

The following table sets forth revenues by segment (in $000's):

	For the Three Months Ended December 31, 2023		For the Three Months Ended December 31, 2022
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Revenue
Retail-Entertainment	$20,586	17.5%	$23,273	33.7%
Retail-Flooring	34,319	29.2%	—	0.0%
Flooring Manufacturing	29,245	24.9%	26,432	38.3%
Steel Manufacturing	33,354	28.4%	17,981	26.1%
Corporate & Other	89	0.1%	1,300	1.9%
Total Revenue	$117,593	100.0%	$68,986	100.0%
The following table sets forth gross profit earned by segment and gross profit as a percentage of total revenue for each segment (in $000's):

	For the Three Months Ended December 31, 2023		For the Three Months Ended December 31, 2022
	Gross Profit	Gross Profit % of Total Revenue	Gross Profit	Gross Profit % of Total Revenue
Gross Profit
Retail-Entertainment	$11,528	9.8%	$12,210	17.7%
Retail-Flooring	13,032	11.1%	—	—%
Flooring Manufacturing	6,422	5.5%	4,661	6.8%
Steel Manufacturing	5,262	4.5%	4,392	6.4%
Corporate & Other	83	0.1%	681	1.0%
Total Gross Profit	$36,327	30.9%	$21,944	31.8%
Revenue
Revenue increased approximately $48.6 million, or 70.5%, to approximately $117.6 million for the three months ended December 31, 2023, as compared to the corresponding prior year period. The increase is primarily attributable to Flooring Liquidators and PMW, both of which were acquired after the first quarter of fiscal year 2023, as well as an increase of approximately $2.8 million in the Flooring Manufacturing segment. The increase was partially offset by decreased revenues of approximately $6.2 million in our other businesses.
Cost of Revenue
Cost of revenue as a percentage of revenue was 69.1% for three months ended December 31, 2023 as compared to 68.2% for the three months ended December 31, 2022. The increase was primarily attributable to the acquisition of PMW, which historically has generated lower margins, as well as a decrease in margins in our Steel Manufacturing segment as a whole due to decreased production, partially offset by the acquisition of Flooring Liquidators, which historically has generated higher margins.
General and Administrative Expense
General and Administrative expenses increased by 89.6% to approximately $27.9 million for the three months ended December 31, 2023, as compared to the three months ended December 31, 2022. The increase is primarily due to the acquisitions of Flooring Liquidators and PMW during fiscal 2023.

Sales and Marketing Expense
Sales and marketing expense increased by 83.9% to approximately $5.1 million for the three months ended December 31, 2023, as compared to the three months ended December 31, 2022, primarily due to increased compensation for sales personnel acquired as part of the acquisition of the Harris Flooring Group® brands from Q.E.P, and increased convention and trade show activity in our Flooring Manufacturing segment, as well as the acquisition of Flooring Liquidators.
Interest Expense, net
Interest expense, net, increased by approximately $2.1 million for the three months ended December 31, 2023, as compared to the three months ended December 31, 2022, primarily due to increased debt balances related to the acquisitions of Flooring Liquidators and PMW, and to fund operations, and increased interest rates during the period.
Results of Operations by Segment for the Three Months Ended December 31, 2023 and 2022

	For the Three Months Ended December 31, 2023										For the Three Months Ended December 31, 2022
	Retail-Entertainment		Retail-Flooring		Flooring Manufacturing		Steel Manufacturing		Corporate & Other	Total	Retail-Entertainment	Retail-Flooring		Flooring Manufacturing		Steel Manufacturing		Corporate & Other	Total
Revenue	$20,586		$34,319		$29,245		$33,354		$89	$117,593	$23,273	$—		$26,432		$17,981		$1,300	$68,986
Cost of Revenue	9,058	—	21,287	—	22,823	—	28,092	—	6	81,266	11,063	—	—	21,771	—	13,589	—	619	47,042
Gross Profit	11,528		13,032		6,422		5,262		83	36,327	12,210	—		4,661		4,392		681	21,944
General and Administrative Expense	8,200		12,019		1,605		4,157		1,698	27,679	8,385	—		1,491		2,792		1,932	14,600
Selling and Marketing Expense	185		923		3,872		123		4	5,107	161	—		2,419		145		52	2,777
Operating Income (Loss)	$3,143		$90		$945		$982		$(1,619)	$3,541	$3,664	$—		$751		$1,455		$(1,303)	$4,567
Retail-Entertainment Segment
Revenue for the three months ended December 31, 2023 decreased by approximately $2.7 million, or 11.5%, as compared to the prior year, primarily due to reduced consumer demand and a shift in sales mix toward used products, which generally have lower ticket sales with higher margins. The shift in sales mix also contributed to the increase in gross margin to 56.0% for the quarter ended December 31, 2023, compared to 52.5% for the prior year period. Operating income for the quarter ended December 31, 2023, was approximately $3.1 million, compared to operating income of approximately $3.7 million for the prior year period.
Retail-Flooring Segment
Our Retail-Flooring segment consists of Flooring Liquidators, which we acquired in January 2023. Revenue for the three months ended December 31, 2023 was $34.3 million, and cost of revenue as a percentage of revenue was 62.0%. Operating income for the three months ended December 31, 2023 was approximately $90,000. During the three months ended December 31, 2023, Flooring Liquidators acquired certain assets and assumed certain liabilities of CRO. Additionally, during the three months ended December 31, 2023, CRO acquired certain assets and assumed certain liabilities of Johnson.
Flooring Manufacturing Segment
Revenue for the three months ended December 31, 2023 increased by approximately $2.8 million, or 10.6%, as compared to the prior year period. The gross margin was 22.0% for the quarter ended December 31, 2023, compared to 17.6% for the prior year period. The increase in revenue and gross margin is primarily due to the buildup of the sales force as a result of the acquisition of the Harris Flooring Group® brands in the fourth quarter of fiscal year 2023. Operating income for the year ended December 31, 2023, was approximately $0.95 million, compared to operating income of approximately $0.75 million for the prior year.
Steel Manufacturing Segment
Revenue for the three months ended December 31, 2023 increased by approximately $15.4 million, or 85.5%, as compared to the prior year period. The increase is primarily due to increased revenues of approximately $18.3 million at The Kinetic Co., Inc. and PMW, partially offset by a $2.9 million decrease in our other Steel Manufacturing business. This decrease is primarily due to reduced customer demand as a result of general economic conditions. The gross margin was 15.8% for the quarter ended December 31, 2023, compared to 24.4% for the prior year period. The decrease in gross margin is primarily due to the acquisition of PMW, which has historically generated lower margins and decreased margins in the Steel

Manufacturing segment due to reduced production. Operating income for the year ended December 31, 2023, was approximately $1.0 million, compared to operating income of approximately $1.5 million in the prior year period.
Corporate and Other Segment
Revenues for the three months ended December 31, 2023 decreased by $1.2 million, or 93.2%, as compared to the prior year period. The decrease was primarily due to the closure of SW Financial in May 2023. Operating loss for the quarter ended December 31, 2023, was approximately $1.6 million, compared to a loss of approximately $1.3 million in the prior year.
Adjusted EBITDA Reconciliation
The following table presents a reconciliation of net income to Adjusted EBITDA for the three months ended December 31, 2023 (in 000's):

	For the Three Months Ended
	December 31, 2023	December 31, 2022
Net (loss) income	$(682)	$1,844
Depreciation and amortization	4,295	2,651
Stock-based compensation	50	—
Interest expense, net	4,163	2,047
Income tax (benefit) expense	(224)	615
Debt refinancing costs	183	—
Acquisition costs	406	382
Other noncash charges	505	—
Adjusted EBITDA	$8,696	$7,539
Adjusted EBITDA increased by approximately $1.2 million, or 15.3%, for the three months ended December 31, 2023, as compared to the prior year period. The increase is primarily due to an increase in non-operating and other non-recurring expenses, partially offset by decreases in operating income, as discussed above.
Liquidity and Capital Resources
As of December 31, 2023, we had total cash on hand of approximately $5.6 million and approximately $39.4 million of available borrowing under our revolving credit facilities. As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature, and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
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
Working Capital
We had working capital of approximately $81.8 million as of December 31, 2023, as compared to working capital of approximately $85.0 million as of September 30, 2023; a decrease of approximately $3.2 million. The decrease is primarily due to increases in accrued liabilities and the current portion of operating lease obligations, and a decrease in prepaid expenses of approximately $8.6 million, partially offset by decreases in accounts payable, and increases in accounts receivable, inventories, and cash of approximately $5.3 million.

Cash Flows from Operating Activities
The Company’s cash, as of December 31, 2023, was approximately $5.6 million compared to approximately $4.3 million as of September 30, 2023, an increase of approximately $1.3 million. Net cash provided by operations was approximately $7.9 million for the three months ended December 31, 2023, as compared to net cash provided by operations of approximately $6.3 million for the three months ended December 31, 2022. The increase was primarily due to increases in accrued liabilities, depreciation and amortization expense, and allowance for obsolete inventory, partially offset by an increase in accounts receivable and decrease in deferred income tax liabilities.
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
Cash Flows from Investing Activities
Our cash flows used in investing activities of approximately $3.2 million for the three months ended December 31, 2023 consisted of the acquisitions of CRO by Flooring Liquidators, and Johnson by CRO, and purchases of property and equipment. Our cash flows used in investing activities of approximately $1.3 million for the three months ended December 31, 2022 consisted of purchases of property and equipment.
Cash Flows from Financing Activities
Our cash flows used in financing activities of approximately $3.4 million during the three months ended December 31, 2023 consisted of payments on notes payable of approximately $1.8 million, purchases of treasury stock and payments for finance leases of approximately $900,000, and net payments under revolver loans of approximately $750,000.
Our cash flows provided by financing activities of approximately $3.2 million during the three months ended December 31, 2022 consisted of proceeds from notes payable of approximately $5.7 million, partially offset by payments of notes payable and financing leases of approximately $1.8 million, and purchases of treasury stock and net borrowings under revolver loans of approximately $670,000.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2023, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures. We carried out an evaluation, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, as of December 31, 2023, we concluded that the Company's disclosure, controls, and procedures were effective.

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
Our management assessed the design and effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, as of December 31, 2023, our management concluded that our internal controls over financial reporting were operating effectively.
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
The information in response to this item is included in Note 17, Commitments and Contingencies, to the Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q. Please also refer to “Item 3. Legal Proceedings” in our 2023 Form 10-K for information regarding material pending legal proceedings. Except as set forth herein, there have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.

ITEM 1A. Risk Factors
None.
ITEM 2. Unregistered Sales of Equity Securities and Use of funds
On February 20, 2018, the Company announced a $10 million common stock repurchase program. During the three months ended December 31, 2023, the Company made the following repurchases:

Month	Number of Shares Purchased	Average Purchase Price Paid	Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Amount that May be Purchased Under the Announced Plan or Program
October 2023	—	$—	—	$3,299,685
November 2023	—	—	—	3,299,685
December 2023	4,346	24.51	4,346	3,193,153
Totals	4,346	$24.51	4,346	$3,193,153
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
The following exhibits are filed with or incorporated by reference into this Quarterly Report.

3.1		Amended and Restated Articles of Incorporation	8-K	001-33937	3.1	08/15/07
3.8		Bylaws	10-Q	001-33937	3.8	08/14/18
10.122		Credit Agreement by and between Vintage Stock, Inc. and Bank Midwest, a division of NBH BANK, dated October 17, 2023.	8-K	001-33937	10.122	10/23/23
10.123		Revolving Credit Note by and between Vintage Stock, Inc. and Bank Midwest, a division of NBH BANK, dated October 17, 2023.	8-K	001-33937	10.123	10/23/23
10.124		Security Agreement by and between Vintage Stock, Inc. and Bank Midwest, a division of NBH BANK, dated October 17, 2023.	8-K	001-33937	10.124	10/23/23
10.125	*	First Amendment of a Credit and Security Agreement by and among Precision Metal Works, Inc. and PMW Affiliated Holdings, Inc. and Fifth Third Bank, National Association, dated as of December 22, 2023.
10.126	*†	First Amendment to Employment Agreement by and between Flooring Liquidators, Inc. and Stephen J. Kellogg, dated December 28, 2023.
10.127	*†	First Amendment to Employment Agreement between Live Ventures Incorporated and David Verret, effective October 1, 2023.
10.128	*†	Third Amendment to Employment Agreement, dated as of January 6, 2024, by and between Precision Industries, Inc. and Thomas Sedlak.
31.1	*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
_________________________

*Filed herewith
†    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Ventures Incorporated

Dated: February 8, 2024	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 8, 2024	/s/ David Verret
Chief Financial Officer
(Principal Financial Officer)