Form 10-Q
period 2024-03-31
LIVE VENTURES Inc
filed 2024-05-14
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
_________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, par value $0.001 per share, outstanding as of May 10, 2024 was 3,144,028.

INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2024

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE VENTURES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share amounts)

	March 31, 2024	September 30, 2023
	(Unaudited)
Assets
Cash	$4,489	$4,309
Trade receivables, net of allowance for doubtful accounts of $1.1 million at March 31, 2024 and $1.6 million at September 30, 2023	45,510	41,194
Inventories, net	130,980	131,314
Income taxes receivable	—	1,116
Prepaid expenses and other current assets	4,430	4,919
Total current assets	185,409	182,852
Property and equipment, net	78,432	80,703
Right of use asset - operating leases	64,867	54,544
Deposits and other assets	1,579	1,282
Intangible assets, net	26,942	26,568
Goodwill	76,639	75,866
Total assets	$433,868	$421,815
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$26,466	$27,190
Accrued liabilities	33,180	31,826
Income taxes payable	322	—
Current portion of lease obligations - operating leases	13,459	11,369
Current portion of lease obligations - finance leases	361	359
Current portion of long-term debt	31,396	23,077
Current portion of notes payable related parties	1,200	4,000
Total current liabilities	106,384	97,821
Long-term debt, net of current portion	75,322	78,710
Lease obligation long term - operating leases	56,678	48,156
Lease obligation long term - finance leases	33,023	32,942
Notes payable related parties, net of current portion	10,124	6,914
Seller notes - related parties	40,354	38,998
Deferred taxes	10,320	14,035
Other non-current obligations	5,795	4,104
Total liabilities	338,000	321,680
Commitments and contingencies
Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 47,840 shares issued and outstanding at March 31, 2024 and September 30, 2023, respectively, with a liquidation preference of $0.30 per share outstanding	—	—
Common stock, $0.001 par value, 10,000,000 shares authorized, 3,148,135 and 3,164,330 shares issued and outstanding at March 31, 2024 and September 30, 2023, respectively	2	2
Paid in capital	69,487	69,387
Treasury stock common 676,258 and 660,063 shares as of March 31, 2024 and September 30, 2023, respectively	(8,610)	(8,206)
Treasury stock Series E preferred 80,000 shares as of March 31, 2024 and September 30, 2023, respectively	(7)	(7)
Retained earnings	34,996	38,959
Total stockholders' equity	95,868	100,135
Total liabilities and stockholders' equity	$433,868	$421,815
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(UNAUDITED)
(dollars in thousands, except per-share amounts)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
Revenue	$118,626	$91,122	$236,219	$160,108
Cost of revenue	83,159	59,514	164,425	106,556
Gross profit	35,467	31,608	71,794	53,552

Operating expenses:
General and administrative expenses	29,824	22,617	57,503	37,217
Sales and marketing expenses	6,481	4,039	11,588	6,816
Total operating expenses	36,305	26,656	69,091	44,033
Operating income (loss)	(838)	4,952	2,703	9,519
Other expense:
Interest expense, net	(4,167)	(3,235)	(8,330)	(5,282)
Other Income	507	391	223	330
Total other expense, net	(3,660)	(2,844)	(8,107)	(4,952)
(Loss) income before provision for income taxes	(4,498)	2,108	(5,404)	4,567
(Benefit) provision for income taxes	(1,217)	550	(1,441)	1,165
Net (loss) income	$(3,281)	$1,558	$(3,963)	$3,402

(Loss) income per share:
Basic	$(1.04)	$0.50	$(1.25)	$1.10
Diluted	$(1.04)	$0.49	$(1.25)	$1.08

Weighted average common shares outstanding:
Basic	3,154,771	3,143,911	3,159,180	3,101,007
Diluted	3,154,771	3,184,982	3,159,180	3,137,625
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Six Months Ended March 31,
	2024	2023
Operating Activities:
Net (loss) income	$(3,963)	$3,402
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	8,483	6,297
Gain on disposal of fixed assets	—	(7)
Amortization of seller note discount	1,355	—
Amortization of debt issuance cost	43	105
Stock based compensation expense	100	109
Amortization of right-of-use assets	2,008	1,397
Change in reserve for uncollectible accounts	(449)	350
Change in reserve for obsolete inventory	1,557	169
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(2,357)	436
Inventories	469	2,384
Income taxes payable/receivable	1,438	166
Prepaid expenses and other current assets	791	3,453
Deposits and other assets	(295)	(1,095)
Accounts payable	(2,511)	(3,668)
Accrued liabilities	(1,709)	(3,547)
Change in deferred income taxes	(2,829)	4,168
Other Liabilities	—	59
Net cash provided by operating activities	2,131	14,178

Investing Activities:
Acquisition of CRO	(1,034)	—
Acquisition of Johnson	(500)	—
Acquisition of Flooring Liquidators, net of cash received	—	(33,929)
Purchase of property and equipment	(3,373)	(2,900)
Net cash used in investing activities	(4,907)	(36,829)

Financing Activities:
Net borrowings under revolver loans	7,731	12,312
Proceeds from issuance of notes payable	227	8,449
Payments on notes payable	(3,359)	(3,679)
Proceeds from issuance of related party notes payable	1,000	7,000
Payments on related party notes payable	(600)	—
Payments for debt acquisition costs	—	(96)
Purchase of common treasury stock	(405)	(639)
Payments on financing leases	(1,638)	(1,077)
Payments on seller finance arrangements	—	(51)
Net cash provided by financing activities	2,956	22,219

Change in cash	180	(432)
Cash, beginning of period	4,309	4,600
Cash, end of period	$4,489	$4,168

Supplemental cash flow disclosures:
Interest paid	$6,665	$4,602
Income taxes received, net	$106	$—
Income taxes paid, net	$—	$43
Noncash financing and investing activities:
Noncash items related to Flooring Liquidators acquisition	$—	$36,900
PMW goodwill adjustment	$233	$—
Noncash items related to CRO acquisition	$725	$—
Noncash items related to Johnson acquisition	$1,501	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
(dollars in thousands)

	Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Equity
Balance, September 30, 2023	47,840	$—	3,164,330	$2	$69,387	$(7)	$(8,206)	$38,959	$—	$100,135
Stock based compensation	—	—	—	—	50	—	—	—	—	50
Purchase of common treasury stock	—	—	(4,346)	—	—	—	(106)	—	—	(106)
Net loss	—	—	—	—	—	—	—	(682)	—	(682)
Balance, December 31, 2023	47,840	$—	3,159,984	$2	$69,437	$(7)	$(8,312)	$38,277	$—	$99,397
Stock based compensation	—	—		—	50	—	—	—	—	50
Purchase of common treasury stock	—	—	(11,849)	—	—	—	(298)	—	—	(298)
Net loss	—	—	—	—	—	—	—	(3,281)	—	(3,281)
Balance, March 31, 2024	47,840	$—	3,148,135	$2	$69,487	$(7)	$(8,610)	$34,996	$—	$95,868

	Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Equity
Balance, September 30, 2022	47,840	$—	3,074,833	$2	$65,321	$(7)	$(7,215)	$39,509	$(448)	$97,162
Purchase of common treasury stock	—	—	(24,710)	—	—	—	(621)	—		(621)
Net income	—	—	—	—	—	—	—	1,844	—	1,844
Balance, December 31, 2022	47,840	$—	3,050,123	$2	$65,321	$(7)	$(7,836)	$41,353	$(448)	$98,385
Purchase of common treasury stock	—	—	(674)	—	—	—	(17)	—	—	(17)
Stock based compensation	—	—	—	—	109	—	—	—	—	109
Issuance of common stock	—	—	116,441	—	3,200	—	—	—	—	3,200
Net income	—	—	—	—	—	—	—	1,558	—	1,558
Balance, March 31, 2023	47,840	$—	3,165,890	$2	$68,630	$(7)	$(7,853)	$42,911	$(448)	$103,235
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2024 AND 2023
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
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended March 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2024. The financial information included in these statements should be read in conjunction with the condensed consolidated financial statements and related notes thereto as of September 30, 2023 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 22, 2023 (the “2023 Form 10-K”).
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
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the Chief Operating Decision Maker, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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
Under the preliminary purchase price allocation, the Company recognized goodwill of $425,000, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of October 13, 2023, as calculated by an independent third-party firm. The value of the additional consideration was calculated by management. The Company anticipates the $425,000 of goodwill arising from the acquisition to be fully deductible for tax purposes. The table below outlines the purchase price allocation of the purchase for CRO to the acquired identifiable assets, liabilities assumed and goodwill as of March 31, 2024 (in $000’s):

Total purchase price	$1,759
Accounts payable	770
Accrued liabilities	1,298
Total liabilities assumed	2,068
Total consideration	3,827
Accounts receivable	259
Inventory	1,406
Property, plant and equipment	261
Intangible assets	1,190
Other assets	286
Total assets acquired	3,402
Total goodwill	$425
Acquisition of Johnson
On November 30, 2023, CRO acquired certain assets and assumed certain liabilities of Johnson Floor & Home (“Johnson”), a floor covering retailer and installer serving residential and commercial customers through four locations in the Tulsa, Oklahoma area, and one in Joplin, Missouri. Total consideration for the acquisition was $2.0 million, comprised of cash at close of $500,000, deferred consideration in the form of a seller note of $1.2 million, with additional consideration paid in the form of an earnout valued at approximately $300,000. The deferred consideration is payable in three $400,000 installments due annually on the first three anniversary dates following the closing date. Each installment will accrue interest at 6.0% per annum until paid.
The fair value of the purchase price components outlined above was approximately $2.0 million, as detailed below (in $000's):

Cash	$500
Deferred consideration	1,200
Earnout	301
Purchase price	$2,001
The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of November 30, 2023, as calculated by management. The table below outlines the purchase price allocation of the purchase for Johnson to the acquired identifiable assets, liabilities assumed and goodwill as of March 31, 2024 (in $000’s):

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
Acquisition of Harris Flooring Group® Brands
On September 20, 2023, Marquis acquired the Harris Flooring Group® brands from Q.E.P., a designer, manufacturer, and distributor of a broad range of best-in-class flooring and installation solutions for commercial and home improvement projects. Specifically, Marquis acquired the Harris Flooring Group brands, inventory, and book of business and intends to retain all sales representatives. The purchase price was $10.1 million, consisting of $3.0 million in cash at close, and the recording of a deferred payment of $5.1 million and holdback of $2.0 million. The acquisition was determined to be an asset acquisition for accounting purposes. The entirety of the purchase price was allocated to inventory.
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
The fair value of the purchase price components outlined above was $26.8 million due to fair value adjustments for the contingent consideration, cash acquired, and working capital adjustments, as detailed below (in $000’s):

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
Pro Forma Information
The table below presents selected proforma information for the Company for the three and six-month periods ended March 31, 2023, assuming that the acquisition had occurred on October 1, 2022 (the beginning of the Company’s 2023 fiscal year), pursuant to ASC 805-10-50 (in $000's). This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on that date, nor does it purport to predict the results of operations for future periods.

	As Reported		Adjustments	Proforma
	Live Unaudited Three Months Ended March 31, 2023	Flooring Liquidators Unaudited Three Months Ended March 31, 2023	Adjustments(1)	Live for the Three Months Ended March 31, 2023
Net revenue	$91,122	$4,222		$95,344
Net income	$1,558	$(2,188)	$(300)	$(930)
Earnings per basic common share	$0.50			$(0.30)
Earnings per basic diluted share	$0.49			$(0.29)

	As Reported		Adjustments	Proforma
	Live Unaudited Six Months Ended March 31, 2023	Flooring Liquidators Unaudited Six Months Ended March 31, 2023	Adjustments(1)	Live for the Six Months Ended March 31, 2023
Net revenue	$160,108	$37,702		$197,810
Net income	$3,402	$(1,033)	$(2,226)	$143
Earnings per basic common share	$1.10			$0.05
Earnings per basic diluted share	$1.08			$0.05

(1) Adjustments are related to adjustments made for the following:
•Amortization expense of definite-lived intangible assets has been adjusted based on the preliminary fair value at the acquisition date.
•Interest expense has been adjusted to include proforma interest expense that would have been incurred as a result of the acquisition financing obtained by the Company.
•Elimination of revenue and costs of revenue associated with sales between Flooring Liquidators and the Company prior to acquisition.

Note 4:    Inventory
The following table details the Company's inventory as of March 31, 2024 and September 30, 2023 (in $000's):

Inventory, net	March 31, 2024	September 30, 2023
Raw materials	$28,695	$32,590
Work in progress	9,320	9,028
Finished goods	52,674	50,082
Merchandise	46,388	43,438
	137,077	135,138
Less: Inventory reserves	(6,097)	(3,824)
Total inventory, net	$130,980	$131,314
Note 5:    Property and Equipment
The following table details the Company's property and equipment as of March 31, 2024 and September 30, 2023 (in $000's):

	March 31, 2024	September 30, 2023
Property and equipment, net:
Land	$2,029	$2,029
Building and improvements	36,955	35,684
Transportation equipment	2,086	2,062
Machinery and equipment	69,322	67,575
Furnishings and fixtures	6,285	6,028
Office, computer equipment and other	5,003	4,569
	121,680	117,947
Less: Accumulated depreciation	(43,248)	(37,244)
Total property and equipment, net	$78,432	$80,703
Depreciation expense was $3.0 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively, and $6.1 million and $5.1 million for the six months ended March 31, 2024 and 2023, respectively.
Note 6:    Leases
The Company leases retail stores, warehouse facilities, and office space. These assets and properties are generally leased under noncancelable agreements that expire at various future dates with many agreements containing renewal options for additional periods. The agreements, which have been classified as either operating or finance leases, generally provide for minimum rent and, in some cases, percentage rent, and require the Company to pay all insurance, taxes, and other maintenance costs. As a result, the Company recognizes assets and liabilities for all leases with lease terms greater than 12 months. The amounts recognized reflect the present value of remaining lease payments for all leases. The discount rate used is an estimate of the Company’s blended incremental borrowing rate based on information available associated with each subsidiary’s debt outstanding at lease commencement. In considering the lease asset value, the Company considers fixed and variable payment terms, prepayments and options to extend, terminate or purchase. Renewal, termination, or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised.
The following table details the Company's right of use assets and lease liabilities as of March 31, 2024 and September 30, 2023 (in $000's):

	March 31, 2024	September 30, 2023
Right of use asset - operating leases	$64,867	$54,544
Lease liabilities:
Current - operating	13,459	11,369
Current - finance	361	359
Long term - operating	56,678	48,156
Long term - finance	33,023	32,942
As of March 31, 2024, the weighted average remaining lease term for operating leases is 10.0 years. The Company's weighted average discount rate for operating leases is 9.8%. Total cash payments for operating leases for the six months ended March 31, 2024 and 2023 were approximately $8.8 million and $3.9 million, respectively. Additionally, the Company recognized approximately $17.4 million in right of use assets and liabilities upon commencement of operating leases during the six months ended March 31, 2024.
As of March 31, 2024, the weighted average remaining lease term for finance leases is 27.3 years. The Company's weighted average discount rate for finance leases is 11.7%. Total cash payments for finance leases for the six months ended March 31, 2024 and 2023 were approximately $1.6 million and $1.1 million, respectively. No finance right-of-use assets or liabilities were recognized during the six months ended March 31, 2024.
The Company records finance lease right-of-use assets as property and equipment. The balance, as of March 31, 2024 and September 30, 2023 is as follows (in $000’s):

	March 31, 2024	September 30, 2023
Property and equipment, at cost	$22,526	$22,526
Accumulated depreciation	$(1,048)	$(702)
Property and equipment, net	$21,478	$21,824
Total present value of future lease payments of operating leases as of March 31, 2024 (in $000's):

Twelve months ended March 31,
2025	$18,466
2026	16,286
2027	13,774
2028	11,132
2029	7,049
Thereafter	31,421
Total	98,128
Less implied interest	(27,991)
Present value of payments	$70,137

Total present value of future lease payments of finance leases as of March 31, 2024 (in $000's):

Twelve months ended March 31,
2025	$3,185
2026	3,197
2027	3,257
2028	3,348
2029	3,453
Thereafter	103,196
Total	119,636
Less implied interest	(86,252)
Present value of payments	$33,384
During the six months ended March 31, 2024 and 2023, the Company recorded no impairment charges relating to any of its leases.
Note 7:    Intangibles
The following table details the Company's intangibles as of March 31, 2024 and September 30, 2023 (in $000's):

	March 31, 2024	September 30, 2023
Intangible assets, net:
Intangible assets - Tradenames	$14,940	$14,940
Intangible assets - Customer relationships	15,139	13,874
Intangible assets - Other	3,810	2,316
	33,889	31,130
Less: Accumulated amortization	(6,947)	(4,562)
Total intangibles, net	$26,942	$26,568
Amortization expense was $1.2 million and $992,000 for the three months ended March 31, 2024 and 2023, respectively, and $2.4 million and $1.2 million for the six months ended March 31, 2024 and 2023, respectively.
The following table summarizes estimated future amortization expense related to intangible assets that have net balances (in $000’s):

Twelve months ending March 31,
2025	$4,984
2026	4,984
2027	4,915
2028	4,799
2029	4,141
Thereafter	3,119
$26,942

Note 8:    Goodwill
The following table details the Company's goodwill as of September 30, 2023 and March 31, 2024 (in $000's):

	Retail - Entertainment	Retail - Flooring	Flooring Manufacturing	Steel Manufacturing	Total
September 30, 2023	36,947	30,419	807	7,693	75,866
CRO acquisition	—	425	—	—	425
PMW adjustment	—	—	—	(652)	(652)
Flooring Liquidators adjustment	—	1,000	—	—	1,000
March 31, 2024	$36,947	$31,844	$807	$7,041	$76,639
During the six months ended March 31, 2024, the Company made fair value adjustments, in the amount of approximately ($652,000) related to the acquisition of PMW, $425,000 related to the CRO acquisition, and $1.0 million related to the acquisition of Flooring Liquidators (see Note 3).
As of March 31, 2024, the Company did not identify any triggering events that would require impairment testing.
Note 9:     Accrued Liabilities
The following table details the Company's accrued liabilities as of March 31, 2024 and September 30, 2023 (in $000's):

	March 31, 2024	September 30, 2023
Accrued liabilities:
Accrued payroll and bonuses	$6,524	$5,802
Accrued sales and use taxes	1,884	1,529
Accrued customer deposits	6,548	4,579
Accrued gift card and escheatment liability	1,825	1,819
Accrued interest payable	846	669
Accrued inventory	2,230	5,700
Accrued professional fees	2,476	3,146
Accrued expenses - other	10,847	8,582
Total accrued liabilities	$33,180	$31,826
Note 10:     Long-Term Debt
Long-term debt as of March 31, 2024 and September 30, 2023 consisted of the following (in $000's):

	March 31, 2024	September 30, 2023
Revolver loans	$64,510	$56,779
Equipment loans	13,543	15,486
Term loans	13,192	14,290
Other notes payable	15,997	15,789
Total notes payable	107,242	102,344
Less: unamortized debt issuance costs	(524)	(557)
Net amount	106,718	101,787
Less: current portion	(31,396)	(23,077)
Total long-term debt	$75,322	$78,710

Future maturities of long-term debt at March 31, 2024, are as follows which does not include related party debt separately stated (in $000's):

Twelve months ending March 31,
2024	$31,396
2025	5,992
2026	53,669
2027	4,441
2028	11,220
Total future maturities of long-term debt	$106,718
Bank of America Revolver Loan
On January 31, 2020, Marquis entered into an amended $25.0 million revolving credit agreement (“BofA Revolver”) with Bank of America Corporation (“BofA”). The BofA Revolver is a five-year, asset-based facility that is secured by substantially all of Marquis’ assets. Availability under the BofA Revolver is subject to a monthly borrowing base calculation. Marquis’ ability to borrow under the BofA Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with BofA. The BofA Revolver has a variable interest rate and matures in January 2025. As of March 31, 2024 and September 30, 2023, the outstanding balance was approximately $16.4 million and $6.1 million, respectively.
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
As of March 31, 2024 and September 30, 2023, the outstanding balance on the revolving loan was approximately $25.0 million and $23.0 million, respectively, and the outstanding balance on the original M&E lending, which is documented as a term note, was approximately $2.1 million and $2.3 million, respectively. The revolving loan has a variable interest rate and matures in January 2027. As of March 31, 2024 and September 30, 2023, the outstanding balance on Kinetic Term Loan #1 was approximately $3.0 million and $3.3 million, respectively. As of September 30, 2023, the Kinetic Term Loan #2 was fully repaid.
On April 12, 2023, in connection with its existing credit facility with Fifth Third Bank, Precision Marshall took an advance against its Capex term lending in the amount of approximately $1.4 million. The loan matures January 2027 and bears interest on the same terms as for Capex lending as stated above. The first payment under this loan is due in February 2024. As of March 31, 2024 and September 30, 2023, the outstanding balance on the Capex loan was approximately $1.3 million and 1.4 million, respectively.
Eclipse Business Capital Loans
In connection with the acquisition of Flooring Liquidators (see Note 3), on January 18, 2023, Flooring Liquidators entered into a credit facility with Eclipse Business Capital, LLC (“Eclipse”). The facility consists of $25.0 million in revolving credit (“Eclipse Revolver”) and $3.5 million in M&E lending (“Eclipse M&E”). The Eclipse Revolver is a three-year, asset-based facility that is secured by substantially all of Flooring Liquidators’ assets. Availability under the Eclipse Revolver is subject to a monthly borrowing base calculation. Flooring Liquidators’ ability to borrow under the Eclipse

Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with Eclipse. The Eclipse Revolver bears interest at 4.5% per annum in excess of Adjusted Term SOFR prior to April 1, 2023, and 3.5% per annum in excess of Adjusted Term SOFR after April 1, 2023. The Eclipse M&E loan bears interest at 6.0% per annum in excess of Adjusted Term SOFR prior to April 1, 2023, and 5.0% per annum in excess of Adjusted Term SOFR after April 1, 2023. The credit facility matures in January 2026. As of March 31, 2024 and September 30, 2023, the outstanding balance on the Eclipse Revolver was approximately $9.0 million and $8.2 million, respectively, and the outstanding balance on the Eclipse M&E loan was approximately $2.1 million and $2.4 million, respectively.
Loan with Fifth Third Bank (PMW)
In connection with the acquisition of PMW (see Note 3), on July 20, 2023, PMW entered into a revolving credit facility with Fifth Third Bank (the "Revolving Credit Facility"). The facility consists of $15.0 million in revolving credit ("Fifth-Third Revolver") and approximately $5.0 million in M&E lending (the "Fifth-Third M&E Loan"). The Fifth-Third Revolver is a three-year, asset-based facility that is secured by substantially all of PMW's assets. Availability under the Fifth-Third Revolver is subject to a monthly borrowing base calculation. PMW's ability to borrow under the Fifth-Third Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with Fifth-Third. Loans made under the Revolving Credit Facility are considered Reference Rate Loans, and bear interest at a rate equal to the sum of the Reference Rate plus the Applicable Margin. Reference Rate means the greater of (a) 3.0% or (b) the Lender’s publicly announced prime rate (which is not intended to be Lender’s lowest or most favorable rate in effect at any time) in effect from time to time. The Applicable Margin for revolving loans is zero, while for the M&E Term Loan or any Capital Expenditure Term Loan, it is 50 basis points (0.5%). The credit facility matures in July 2026. As of March 31, 2024 and September 30, 2023, the outstanding balance on the Fifth-Third Revolver was approximately $10.8 million and $11.0 million, respectively, and the balance on the Fifth-Third M&E loan was approximately $4.4 million and $4.8 million, respectively.
Bank Midwest Revolver Loan
On October 17, 2023, Vintage entered into a $15.0 million credit agreement with Bank Midwest (“Bank Midwest Revolver”), replacing a revolving credit facility between Vintage and Texas Capital Bank (“TCB Revolver”), which was entered into in November 2016 and set to mature in November 2023. In connection with the entry into the Credit Agreement, the revolving credit facility between Vintage Stock and Texas Capital Bank was terminated and the balance outstanding was repaid. The Bank Midwest Revolver interest accrues daily on the outstanding principal at a rate of the greater of (a) the one-month forward-looking term rate based on SOFR, plus 2.36% per annum, or (b) 6.5% per annum, and matures on October 17, 2024. As of March 31, 2024, the outstanding balance on the Bank Midwest Revolver was approximately $3.4 million. As of September 30, 2023, the outstanding balance on the TCB Revolver was approximately $5.3 million.
Equipment Loans
On June 20, 2016 and August 5, 2016, Marquis entered into a transaction that provided for a master agreement and separate loan schedules (the “Equipment Loans”) with Banc of America Leasing & Capital, LLC that provided for the following as of March 31, 2024:
Note #3 was for approximately $3.7 million, secured by equipment. The Equipment Loan #3 matured in December 2023. As of March 31, 2024 and September 30, 2023, the balance was $0 and $154,000, respectively.
Note #4 was for approximately $1.1 million, secured by equipment. The Equipment Loan #4 matured in December 2023. As of March 31, 2024 and September 30, 2023, the balance was $0 and $47,000, respectively.
Note #5 is for approximately $4.0 million, secured by equipment. The Equipment Loan #5 is due December 2024, payable in 84 monthly payments of $55,000 beginning January 2018, bearing interest at 4.7% per annum. As of March 31, 2024 and September 30, 2023, the balance was approximately $485,000 and $799,000, respectively.
Note #6 is for $913,000, secured by equipment. The Equipment Loan #6 is due July 2024, payable in 60 monthly payments of $14,000 beginning August 2019, with a final payment of $197,000, bearing interest at 4.7% per annum. As of March 31, 2024 and September 30, 2023, the balance was approximately $237,000 and $317,000, respectively.
Note #7 is for $5.0 million, secured by equipment. The Equipment Loan #7 is due February 2027, payable in 84 monthly payments of $59,000 beginning March 2020, with the final payment of $809,000, bearing interest at 3.2% per annum. As of March 31, 2024 and September 30, 2023, the balance was approximately $2.6 million and $2.9 million, respectively.

Note #8 is for approximately $3.4 million, secured by equipment. The Equipment Loan #8 is due September 2027, payable in 84 monthly payments of $46,000 beginning October 2020, bearing interest at 4.0%. As of March 31, 2024 and September 30, 2023, the balance was approximately $1.8 million and $2.0 million, respectively.
In December 2021, Marquis funded the acquisition of $5.5 million of new equipment under Note #9 of its master agreement. The Equipment Loan #9, which is secured by the equipment, matures December 2026, and is payable in 60 monthly payments of $92,000 beginning January 2022, with the final payment in the amount of approximately $642,000, bearing interest at 3.75% per annum. As of March 31, 2024 and September 30, 2023, the balance was approximately $3.4 million and $3.9 million, respectively.
In December 2022, Marquis funded the acquisition of $5.7 million of new equipment under Note #10 of its master agreement. The Equipment Loan #10, which is secured by the equipment, matures December 2029, and is payable in 84 monthly payments of $79,000, beginning January 2023, with the final payment in the amount of approximately $650,000, bearing interest at 6.50%. As of March 31, 2024 and September 30, 2023, the balance was approximately $5.0 million and $5.3 million.
Loan Covenant Compliance
As of March 31, 2024, the Company was in compliance with all covenants under its existing revolving and other loan agreements.
Note 11:     Notes Payable-Related Parties
Long-term debt payable to related parties (see Note 16) as of March 31, 2024 and September 30, 2023 consisted of the following (in $000's):

	March 31, 2024	September 30, 2023
Isaac Capital Group, LLC, 12.5% interest rate, matures May 2025	$2,000	$2,000
Spriggs Investments, LLC, 10% interest rate, matures July 2025	1,400	2,000
Spriggs Investments, LLC for Flooring Liquidators, 12% interest rate, matures July 2025	1,000	1,000
Isaac Capital Group, LLC revolver, 12% interest rate, matures April 2025	2,000	1,000
Isaac Capital Group, LLC for Flooring Liquidators, 12% interest rate, matures January 2028	5,000	5,000
Total notes payable - related parties	11,400	11,000
Less: unamortized debt issuance costs	(76)	(86)
Net amount	11,324	10,914
Less: current portion	(1,200)	(4,000)
Total long-term portion, related parties	$10,124	$6,914

Twelve months ending March 31,
2025	$1,200
2026	5,200
2029	4,924
Total future maturities of long-term debt, related parties	$11,324

Note 12: Related Party Seller Notes
Seller notes as of March 31, 2024 and September 30, 2023 consisted of the following (in $000’s):

	March 31, 2024	September 30, 2023
Seller of Flooring Liquidators, 8.24% interest rate, matures January 2028	$34,000	$34,000
Seller of PMW, 8.0% interest rate, matures July 2028	2,500	2,500
Seller of Kinetic, 7.0% interest rate, matures September 2027	3,000	3,000
Total Related party seller notes payable	39,500	39,500
Unamortized debt premium (discount)	854	(502)
Net amount	40,354	38,998
Less current portion	—	—
Long-term portion of Related party seller notes payable	$40,354	$38,998
Future maturities of seller notes at March 31, 2024 are as follows (in $000’s):

Twelve months ending March 31,
2026	500
2027	3,500
2028	36,354
Total	$40,354
Note 13:     Stockholders’ Equity
Series E Convertible Preferred Stock
As of March 31, 2024 and September 30, 2023, there were 47,840 shares of Series E Convertible Preferred Stock issued and outstanding, respectively.
Treasury Stock
As of March 31, 2024 and September 30, 2023, the Company had 676,258 and 660,063 shares of Treasury Stock, respectively. During the six months ended March 31, 2024 and 2023, the Company repurchased 16,195 and 25,384 shares of its common stock for approximately $404,000 and $639,000, respectively. During the six months ended March 31, 2024 and 2023, the average price paid per share was $24.99 and $25.16, respectively.
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

The following table summarizes stock option activity for the fiscal year ended September 30, 2023 and the six months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2022	87,500	$18.81	0.78	$771
Outstanding at March 31, 2023	87,500	$18.81	0.85	$1,160
Exercisable at March 31, 2023	87,500	$18.81	0.85	$1,160

Outstanding at September 30, 2023	53,750	$21.51	1.54	$540
Outstanding at March 31, 2024	53,750	$21.51	1.04	$499
Exercisable at March 31, 2024	53,750	$21.51	1.04	$499
The Company recognized compensation expense of approximately $50,000 and $109,000 during the three months ended March 31, 2024 and 2023, respectively, and approximately $100,000 and $109,000 during the six months ended March 31, 2024 and 2023, respectively, related to stock option awards and restricted stock awards granted to certain employees and officers based on the grant date fair value of the awards, and the revaluation for existing options whereby the expiration date was extended.
As of March 31, 2024, the Company had no unrecognized compensation expense associated with stock option awards.
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

The following table presents the computation of basic and diluted net earnings per share (in $000's):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Basic
Net (loss) income	$(3,281)	$1,558	$(3,963)	$3,402
Less: preferred stock dividends	—	—	—	—
Net (loss) income applicable to common stock	$(3,281)	$1,558	$(3,963)	$3,402

Weighted average common shares outstanding	3,154,771	3,143,911	3,159,180	3,101,007
Basic (loss) earnings per share	$(1.04)	$0.50	$(1.25)	$1.10

Diluted
Net (loss) income applicable to common stock	$(3,281)	$1,558	$(3,963)	$3,402
Add: preferred stock dividends	—	—	—	—
Net (loss) income applicable to diluted earnings per share	$(3,281)	$1,558	$(3,963)	$3,402

Weighted average common shares outstanding	3,154,771	3,143,911	3,159,180	3,101,007
Add: Options	—	40,832	—	36,379
Add: Series E Preferred Stock	—	239	—	239
Assumed weighted average common shares outstanding	3,154,771	3,184,982	3,159,180	3,137,625
Diluted (loss) earnings per share	$(1.04)	$0.49	$(1.25)	$1.08
Basic earnings per common share ("EPS") is computed by dividing net income by the weighted average number of shares of Common Stock outstanding for the period. Diluted EPS is computed by dividing net income by the sum of the weighted average number of shares of Common Stock outstanding and the effect of dilutive securities. No diluted EPS computation was made for the three and six months ended March 31, 2024, as the Company recorded a net loss. Had the Company calculated diluted EPS for the three and six months ended March 31, 2024, the total assumed weighted average common shares outstanding would have been 3,173,021 and 3,177,549, respectively, and there would have been 22,500 options to purchase shares of common stock that were anti-dilutive. For the three and six months ended March 31, 2023, there were 17,000 options to purchase shares of common stock that were anti-dilutive, and not included in the diluted EPS computation.
Note 16: Related Party Transactions
Transactions with Isaac Capital Group, LLC
As of March 31, 2024, Isaac Capital Group, LLC (“ICG”) beneficially owns 49.0% of the Company’s issued and outstanding capital stock. Jon Isaac, the Company's President and Chief Executive Officer, is the President and sole member of ICG, and, accordingly, has sole voting and dispositive power with respect to these shares. Mr. Isaac also personally owns 219,177 shares of common stock and holds options to purchase up to 25,000 shares of common stock at an exercise price of $10.00 per share, all of which are currently exercisable. Mr. Isaac's options expire on January 15, 2025.
ICG Term Loan
During 2015, Marquis entered into a mezzanine loan in the amount of up to $7.0 million (the “ICF Loan”) with Isaac Capital Fund I, LLC (“ICF”), a private lender whose managing member is Jon Isaac. On July 10, 2020, (i) ICF released and discharged Marquis from all obligations under the loan, (ii) ICF assigned all of its rights and obligations under the instruments, documents, and agreements with respect to the ICF Loan to ICG, of which Jon Isaac, the Company’s President and Chief Executive Officer, is the sole member, and (iii) Live Ventures borrowed $2.0 million (the “ICG Loan”) from ICG. The ICG Loan bears interest at 12.5% and matures in May 2025. As of March 31, 2024 and September 30, 2023, the outstanding balance on this note was $2.0 million.

ICG Revolving Promissory Note
On April 9, 2020, the Company, as borrower, entered into an unsecured revolving line of credit promissory note whereby ICG agreed to provide the Company with a $1.0 million revolving credit facility (the “ICG Revolver”). On June 23, 2022, as approved by unanimous consent of the Board of Directors of the Company, the amount of available revolving credit under the facility was increased to $6.0 million. No other terms of the Note were changed. On April 1, 2023, the Company entered into the Second Amendment of the ICG Revolver that extended the maturity date to April 8, 2024, increased the interest rate from 10% to 12% per annum, and decreased the amount of available revolving credit under the facility to $1.0 million. On January 11, 2024, the Company entered into the Third Amendment of the ICG Revolver that extended the maturity date to April 8, 2025 and increased the amount of available revolving credit under the facility to $5.0 million. As of March 31, 2024 and September 30, 2023, the outstanding balance on the ICG Revolver was $2.0 million and 1.0 million, respectively.
ICG Flooring Liquidators Note
On January 18, 2023, in connection with the acquisition of Flooring Liquidators, Flooring Affiliated Holdings, LLC, a wholly-owned subsidiary of the Company, as borrower, entered into a promissory note for the benefit of ICG in the amount of $5.0 million (“ICG Flooring Liquidators Loan”). The ICG Flooring Liquidators Loan matures on January 18, 2028, and bears interest at 12%. Interest is payable in arrears on the last day of each calendar month. The note is fully guaranteed by the Company. As of March 31, 2024, the outstanding balance on this loan was $5.0 million.
Transactions with JanOne Inc.
Tony Isaac, a member of the Company's board of directors, and father of the Company's Chief Executive Officer, Jon Isaac, is the Chief Executive Officer and a director of JanOne Inc. (“JanOne”). Richard Butler, a member of the Company's board of directors, is a director of JanOne.
Lease Agreement
Customer Connexx LLC, formerly a subsidiary of JanOne, previously rented approximately 9,900 square feet of office space from the Company at its Las Vegas office, which totals 16,500 square feet. JanOne paid the Company $39,000 and $112,000 in rent and other reimbursed expenses for three months ended March 31, 2024 and 2023, respectively, and $75,000 and $256,000 for the six months ended March 31, 2024 and 2023, respectively.
Purchase Agreement with ARCA Recycling
On April 5, 2022, the Company entered into a Purchasing Agreement with ARCA Recycling ("ARCA"), which was a wholly owned subsidiary of JanOne, Inc. until March 2023. Pursuant to the agreement, the Company agreed to purchase inventory from time to time for ARCA as set forth in submitted purchase orders. The inventory is owned by the Company until ARCA installs it in customer's homes, and payment by ARCA to the Company is due upon ARCA's receipt of payment from the customer. All purchases made by the Company shall be paid back by ARCA in full plus an additional five percent surcharge or broker-type fee. As of March 31, 2024, the Company had a full allowance of approximately $690,000 recorded in the reserve for doubtful accounts for the amount due.
On February 7, 2024, the Company converted outstanding receivables from JanOne and amounts due under the Purchase Agreement with ARCA Recycling into a promissory note with JanOne. On March 6, 2024, the Company entered into a Note Sale Agreement (“NSA”) with an unaffiliated third party under which the third party acquired the promissory note for approximately $700,000. The NSA requires payment of 50% of the amount due upon execution, and the balance due no later than three days following 60 days after the date of execution. On March 11, 2024, the Company received payment of approximately $350,000, which was recorded as other income, and recorded a receivable for the deferred payment, which was subsequently received. In connection with the execution of the NSA, the Company recognized a gain of approximately $0.6 million in the second quarter.
Transactions with Vintage Stock CEO
Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, Inc., a wholly owned subsidiary of the Company, is the sole member of Spriggs Investments, LLC (“Spriggs Investments”).
Spriggs Promissory Note I
On July 10, 2020, the Company executed a promissory note (the “Spriggs Promissory Note I”) in favor of Spriggs Investments that memorializes a loan by Spriggs Investments to the Company in the initial principal amount of $2.0 million (the “Spriggs Loan I”). The Spriggs Loan I originally matured on July 10, 2022; however, the maturity date was extended to July 10, 2023, pursuant to unanimous written consent of the Board of Directors. The Spriggs Promissory Note I bears simple interest at a rate of 10.0% per annum. On January 19, 2023, the Company entered into a modification agreement of the Spriggs Loan I. Under the modification agreement, the Spriggs Promissory Note I will bear interest at a rate of 12% per annum, and the maturity date was extended to July 31, 2024. On February 29, 2024, the Company entered into a loan modification agreement of the Spriggs Loan I. Under the loan modification agreement, the Company was required to make a principal payment of $600,000 to Spriggs Investments within five business days following the effective date of the loan modification agreement, and make principal payments of not less than $300,000 each 90-day period thereafter, beginning on April 1, 2024, until the Spriggs Promissory Note I is fully repaid. Further, under the loan modification agreement, the maturity date of the Spriggs Promissory Note I was extended to July 31, 2025. All monthly payments under the original Spriggs Promissory Note I remain in effect through the maturity date as amended. As of March 31, 2024 and September 30, 2023, the principal amount owed was $1.4 million and $2.0 million, respectively.
Spriggs Promissory Note II
On January 19, 2023, in connection with the acquisition of Flooring Liquidators, the Company executed a promissory note in favor of Spriggs Investments in the initial principal amount of $1.0 million (the “Spriggs Loan II”). The Spriggs Loan II matures on July 31, 2024, and bears interest at a rate of 12% per annum. On February 29, 2024, the Company entered into a loan modification agreement of the Spriggs Loan II. Under the loan modification agreement, upon full principal repayment of the Spriggs Promissory Note I (see above), the Company will make principal payments of not less than $300,000, per each 90-day period, until the Spriggs Loan II is fully repaid. Further, under the loan modification agreement, the maturity date of the Spriggs Loan II was extended to July 31, 2025. All monthly payments under the original Spriggs Loan II remain in effect through the maturity date as amended. As of March 31, 2024 and September 30, 2023, the principal amount owed was $1.0 million.
Transactions with Spyglass Estate Planning, LLC
Jon Isaac, the Company's President and Chief Executive Officer, is the sole member of Spyglass Estate Planning, LLC (“Spyglass”).
Building Leases
On July 1, 2022, in connection with its acquisition of certain assets and intellectual property of Better Backers, Inc., Marquis entered into two building leases with Spyglass. The building leases are for 20 years with two options to renew for an additional five years each. The provisions of the lease agreements include an initial 24-month month-to-month rental period, during which the lessee may cancel with 90-day notice, followed by a 20-year lease term with two five-year renewal options. The Company has evaluated each lease and determined the rental amounts to be at market rates.
Transactions with Flooring Liquidators CEO
Stephen Kellogg is the Chief Executive Officer of Flooring Liquidators, a wholly owned subsidiary of the Company.
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
Sellers Notes
Note Payable to the Sellers of Kinetic
In connection with the purchase of Kinetic, on June 28, 2022, Kinetic entered into an employment agreement with the previous owner of Kinetic to serve as its Head of Equipment Operations. The employment agreement is for an initial term of five years and shall be automatically extended in 90-day increments unless either party provides notice as required under the agreement. Additionally, Precision Marshall entered into a seller financed loan in the amount of $3.0 million with the previous owner of Kinetic. The Sellers Subordinated Acquisition Note bears interest at 7.0% per annum, with interest payable quarterly in arrears. The Sellers Subordinated Acquisition Note has a maturity date of September 27, 2027. As of March 31, 2024 and September 30, 2023, the remaining principal balance was $3.0 million.
Note Payable to the Seller of Flooring Liquidators
In connection with the purchase of Flooring Liquidators (see Note 3), on January 18, 2023, the Company entered into an employment agreement with the previous owner of Flooring Liquidators to serve as its Chief Executive Officer. The employment agreement is for an initial term of five years and shall be automatically extended in 90-day increments unless either party provides notice as required under the agreement. Additionally, the Company entered into a seller financed mezzanine loan, which is fully guaranteed by the Company, in the amount of $34.0 million with the previous owners of Flooring Liquidators. The Seller Subordinated Acquisition Note bears interest at 8.24% per annum, with interest payable monthly in arrears beginning on January 18, 2024. The Sellers Note has a maturity date of January 18, 2028. The fair value assigned to the Sellers Note, as calculated by an independent third-party firm, was $31.7 million, or a discount of $2.3 million. The $2.3 million discount is being accreted to interest expense, using the effective interest rate method, as required by GAAP, over the term of the Sellers Note. As of March 31, 2024 and September 30, 2023, the carrying value of the Sellers Note was approximately $34.9 million and $33.5 million, respectively.
Note Payable to the Seller of PMW
In connection with the purchase of PMW (see Note 3), on July 20, 2023, the Company entered into a consulting agreement with the previous owner of PMW to serve as part-time President and Chief Executive Officer. The consulting agreement commenced on the Effective Date and shall terminate upon the later of (i) Sellers’ receipt of earn-out payments in an aggregate amount equal to $3.0 million and (ii) the full satisfaction and payment of all amounts due and to that are to become due under the seller note, unless earlier terminated in accordance with the terms set forth in the consulting agreement. Additionally, PMW entered into two seller financed loans, in the aggregate amount of $2.5 million, which are fully guaranteed by the Company. The seller financed loans bear interest at 8.0% per annum, with interest payable quarterly in arrears. The seller financed loans have a maturity date of July 18, 2028. As of March 31, 2024 and September 30, 2023, the carrying value of the seller financed loans was approximately $2.5 million.
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
On October 1, 2021, the Company Defendants and third-party defendants moved to dismiss the SEC complaint. On September 7, 2022, the court denied the Company Defendants’ motion to dismiss, but granted one of the third-party defendant’s motions to dismiss, granting the SEC leave to file an amended complaint. On September 21, 2022, the SEC filed an amended complaint to which the Company Defendants filed an answer on October 11, 2022, denying liability. The court subsequently entered a discovery scheduling order and the parties exchanged initial disclosures. The parties participated in a mediation in June 2023. The mediation was not successful and the case is currently in the midst of discovery. Discovery deadlines have been extended because counsel for JanOne Inc. and Virland Johnson moved to withdraw on August 18, 2023, which motion the court granted on October 2, 2023. In light of this, the Court approved a stipulated order to extend the discovery period approximately 45 days. Fact discovery is now set to be completed by May 20, 2024. The Company Defendants strongly dispute and deny the allegations and intend to continue to defend themselves vigorously against the claims.
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
Holdback Matter
On October 10, 2022, a representative for the former shareholders of Precision Industries, Inc. filed a civil complaint in the Court of Chancery of the State of Delaware. The complaint alleged that the Company violated the terms of an agreement and plan of merger dated July 14, 2020, by failing to pay the shareholders a certain indemnity holdback of $2,500,000. The Chancery Court dismissed that action for lack of jurisdiction. On January 12, 2023, the representative re-filed the same action in the United States District Court for the Western District of Pennsylvania. On October 26, 2023, the Company counterclaimed against the representative and all represented shareholders for fraudulently misrepresenting the seller’s inventory and accounting methodology and asserting damages in excess of $4,500,000. On April 10, 2024, the District Court dismissed the individual shareholders, leaving intact the company's misrepresentation claims against the shareholder representative. The Company expects discovery to last for approximately one year.
Wage and Hour Matter
On July 27, 2022, Irma Sanchez, a former employee of Elite Builder Services, Inc. (“Elite Builders”), filed a class action complaint against Elite Builders in the Superior Court of California, County of Alameda. The complaint alleges that Elite Builders failed to pay all minimum and overtime wages, failed to provide lawful meal periods and rest breaks, failed to provide accurate itemized wage statements, and failed to pay all wages due upon separation as required by California law. The complaint was later amended as a matter of right on October 4, 2022. Further, Ms. Sanchez put the Labor & Workforce Development Agency on notice to exhaust administrative remedies and enable her to bring an additional claim under the California Labor Code Private Attorneys General Act, which permits an employee to assert a claim for violations of certain California Labor Code provisions on behalf of all aggrieved employees to recover statutory penalties. The Court has set this for a Case Management Conference on September 30, 2024, after the parties have had a chance to exchange discovery regarding the claims. Elite Builders maintains that Ms. Sanchez’s claims lack merit. Elite Builders has received early round discovery from the plaintiff and plans to engage in further discovery to establish the extent, if any, of exposure. The parties have also discussed attending mediation with the intent to minimize litigation costs.

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
The following tables summarize segment information (in $000's):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
Revenues
Retail-Entertainment	$16,842	$19,188	$37,428	$42,461
Retail-Flooring	32,032	20,769	66,351	20,769
Flooring Manufacturing	34,180	30,340	63,425	56,772
Steel Manufacturing	35,488	19,916	68,841	37,897
Corporate & Other	84	909	174	2,209
Total revenues	$118,626	$91,122	$236,219	$160,108

Gross profit
Retail-Entertainment	$9,836	$10,654	$21,364	$22,864
Retail-Flooring	11,702	7,742	24,734	7,742
Flooring Manufacturing	8,760	7,328	15,182	11,989
Steel Manufacturing	5,090	5,647	10,352	10,040
Corporate & Other	79	237	162	917
Total gross profit	$35,467	$31,608	$71,794	$53,552

Operating income (loss)
Retail-Entertainment	$1,784	$2,327	$4,973	$5,991
Retail-Flooring	(3,023)	(216)	(2,935)	(216)
Flooring Manufacturing	1,978	2,406	2,923	3,158
Steel Manufacturing	872	2,814	1,855	4,270
Corporate & Other	(2,449)	(2,379)	(4,113)	(3,684)
Total operating income	$(838)	$4,952	$2,703	$9,519

Depreciation and amortization
Retail-Entertainment	$226	$321	$492	$633
Retail-Flooring	1,275	995	2,627	995
Flooring Manufacturing	1,055	1,082	2,112	2,193
Steel Manufacturing	1,627	1,114	3,244	2,207
Corporate & Other	5	135	8	269
Total depreciation and amortization	$4,188	$3,647	$8,483	$6,297

Interest expense
Retail-Entertainment	$82	$152	$237	$306
Retail-Flooring	1,275	1,021	2,474	1,021
Flooring Manufacturing	1,016	1,067	2,000	2,054
Steel Manufacturing	1,557	841	3,180	1,628
Corporate & Other	237	154	439	273
Total interest expense	$4,167	$3,235	$8,330	$5,282

Net (loss) income before provision for income taxes
Retail-Entertainment	$1,845	$2,178	$4,954	$5,716
Retail-Flooring	(4,485)	(1,390)	(6,115)	(1,390)
Flooring Manufacturing	826	1,214	662	901
Steel Manufacturing	(1,056)	1,715	(2,074)	1,983
Corporate & Other	(1,628)	(1,609)	(2,831)	(2,643)
Total (loss) net income before provision for income taxes	$(4,498)	$2,108	$(5,404)	$4,567
Note 19:     Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to disclosures in its condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and six months ended March 31, 2024, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the “2023 Form 10-K”).
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
On October 13, 2023, Flooring Liquidators acquired certain assets and assumed certain liabilities of Carpet Remnant Outlet, Inc. ("CRO"), a floor covering retailer and installer serving residential and commercial customers throughout Northwest Arkansas.
On November 30, 2023, CRO acquired certain assets and assumed certain liabilities of Johnson Floor & Home ("Johnson"), a floor covering retailer and installer serving residential and commercial customers through locations in Tulsa, Oklahoma and Joplin, Missouri.
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
On July 1, 2022, Live acquired certain assets and intellectual property of Better Backers, Inc., a Georgia corporation, which was accomplished through an Asset Purchase Agreement.
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

Results of Operations Three Months Ended March 31, 2024 and 2023
The following table sets forth certain statement of income items and as a percentage of revenue, for the three months ended March 31, 2024 and 2023 (in $000’s):

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
		% of Total Revenue		% of Total Revenue
Selected Data
Revenues	$118,626		$91,122
Cost of revenues	83,159	70.1%	59,514	65.3%
General and administrative expenses	29,824	25.1%	22,617	24.8%
Sales and marketing expenses	6,481	5.5%	4,039	4.4%
Interest expense, net	4,167	3.5%	3,235	3.6%
(Loss) income before provision for income taxes	(4,498)	(3.8%)	2,108	2.3%
(Benefit) provision for income taxes	(1,217)	(1.0%)	550	0.6%
Net (loss) income	$(3,281)	(2.8%)	$1,558	1.7%

Adjusted EBITDA (a)
Retail-Entertainment	$2,153		$2,652
Retail-Flooring	(1,849)		1,111
Flooring Manufacturing	2,897		3,363
Steel Manufacturing	2,331		3,670
Corporate & Other	(1,075)		(1,609)
Total Adjusted EBITDA	$4,457		$9,187

Adjusted EBITDA as a percentage of revenue
Retail-Entertainment	12.8%		13.8%
Retail-Flooring	(5.8%)		5.3%
Flooring Manufacturing	8.5%		11.1%
Steel Manufacturing	6.6%		18.4%
Corporate & Other	N/A		N/A
Consolidated adjusted EBITDA as a percentage of revenue	3.8%		10.1%
(a)See reconciliation of net income to Adjusted EBITDA below.

The following table sets forth revenue by segment (in $000’s):

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Revenue
Retail-Entertainment	$16,842	14.2%	$19,188	21.1%
Retail-Flooring	32,032	27.0%	20,769	22.8%
Flooring Manufacturing	34,180	28.8%	30,340	33.3%
Steel Manufacturing	35,488	29.9%	19,916	21.9%
Corporate & Other	84	0.1%	909	1.0%
Total Revenue	$118,626	100.0%	$91,122	100.0%
The following table sets forth gross profit earned by segment and gross profit as a percentage of total revenue for each segment (in $000’s):

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
	Gross Profit	Gross Profit % of Total Revenue	Gross Profit	Gross Profit % of Total Revenue
Gross Profit
Retail-Entertainment	$9,836	8.3%	$10,654	11.7%
Retail-Flooring	11,702	9.9%	7,742	8.5%
Flooring Manufacturing	8,760	7.4%	7,328	8.0%
Steel Manufacturing	5,090	4.3%	5,647	6.2%
Corporate & Other	79	0.1%	237	0.3%
Total Gross Profit	$35,467	29.9%	$31,608	34.7%
Revenue
Revenue increased approximately $27.5 million, or 30.2%, to approximately $118.6 million for the quarter ended March 31, 2024, compared to revenue of approximately $91.1 million in the prior year period. The increase is primarily attributable to the acquisitions of PMW, which was acquired during the fourth quarter of fiscal year 2023, and Flooring Liquidators, which was acquired during the second quarter of fiscal year 2023 which collectively added approximately $29.6 million, as well as an increase of approximately $3.8 million in revenue in the Flooring Manufacturing segment. The increase was partially offset by decreased revenue of approximately $5.9 million in the Company’s other business segments due to general economic conditions.
Cost of Revenue
Cost of revenue as a percentage of revenue was 70.1% for three months ended March 31, 2024 as compared to 65.3% for the three months ended March 31, 2023. The increase was primarily attributable to the acquisition of PMW, which historically has generated lower margins, as well as a decrease in margins in our Steel Manufacturing segment as a whole due to decreased production due to a slow down in sales, partially offset by an increase in margins in our Flooring Manufacturing segment due to increased sales of Harris Flooring Group® brands, which generates higher margins.
General and Administrative Expense
General and Administrative expenses increased by 31.9% to approximately $29.8 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase is primarily due to the acquisitions of Flooring Liquidators and PMW during fiscal 2023.

Sales and Marketing Expense
Sales and marketing expense increased by 60.5% to approximately $6.5 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to expanding the sales force in connection with the acquisition of the Harris Flooring Group® brands from Q.E.P, increased convention and trade show activity in our Flooring Manufacturing segment, as well as the acquisition of Flooring Liquidators.
Interest Expense, net
Interest expense, net, increased by approximately $925,000 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to increased debt balances related to the acquisitions of Flooring Liquidators and PMW, and to fund operations, and increased interest rates during the period.
Results of Operations Six Months Ended March 31, 2024 and 2023
The following table sets forth certain statement of income items and as a percentage of revenue, for the six months ended March 31, 2024 and 2023 (in $000’s):

	For the Six Months Ended March 31, 2024		For the Six Months Ended March 31, 2023
		% of Total Revenue		% of Total Revenue
Statement of Income Data:
Revenues	$236,219		$160,108
Cost of revenues	164,425	69.6%	106,556	66.6%
General and administrative expenses	57,503	24.3%	37,217	23.2%
Sales and marketing expenses	11,588	4.9%	6,816	4.3%
Interest expense, net	8,330	3.5%	5,282	3.3%
Income before provision for income taxes	(5,404)	(2.3%)	4,567	2.9%
Provision for income taxes	(1,441)	(0.6%)	1,165	0.7%
Net income	$(3,963)	(1.7%)	$3,402	2.1%

Adjusted EBITDA (a)
Retail-Entertainment	$5,867		$6,656
Retail-Flooring	(546)		1,111
Flooring Manufacturing	4,774		5,147
Steel Manufacturing	5,133		6,195
Corporate & Other	(2,075)		(2,382)
Total Adjusted EBITDA	$13,153		$16,727

Adjusted EBITDA as a percentage of revenue
Retail-Entertainment	15.7%		15.7%
Retail-Flooring	(0.8%)		5.4%
Flooring Manufacturing	7.5%		9.1%
Steel Manufacturing	7.5%		16.3%
Corporate & Other	N/A		N/A
Consolidated adjusted EBITDA as a percentage of revenue	5.6%		10.4%
(a)See reconciliation of net income to Adjusted EBITDA below.
The following table sets forth revenue by segment (in $000’s):

	For the Six Months Ended March 31, 2024		For the Six Months Ended March 31, 2023
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Revenue
Retail-Entertainment	$37,428	15.8%	$42,461	26.5%
Retail-Flooring	66,351	28.1%	20,769	13.0%
Flooring Manufacturing	63,425	26.9%	56,772	35.5%
Steel Manufacturing	68,841	29.1%	37,897	23.7%
Corporate & other	174	0.1%	2,209	1.4%
Total Revenue	$236,219	100.0%	$160,108	100.0%
The following table sets forth gross profit earned by segment and gross profit as a percentage of total revenue for each segment (in $000’s):

	For the Six Months Ended March 31, 2024			For the Six Months Ended March 31, 2023
	Gross Profit	Gross Profit % of Total Revenue		Gross Profit	Gross Profit % of Total Revenue
Gross Profit
Retail-Entertainment	$21,364	9.0%		$22,864	14.3%
Retail-Flooring	24,734	10.5%		7,742	4.8%
Flooring Manufacturing	15,182	6.4%		11,989	7.5%
Steel Manufacturing	10,352	4.4%		10,040	6.3%
Corporate & other	162	0.1%		917	0.6%
Total Gross Profit	$71,794	30.4%	0.30392982782926	$53,552	33.4%
Revenue
Revenue increased approximately $76.1 million, or 47.5%, to $236.2 million for the six months ended March 31, 2024, as compared to the prior year period revenue of $160.1 million. The increase is primarily attributable to the acquisitions of PMW and Flooring Liquidators, which collectively added $81.4 million, as well as an increase of approximately $6.7 million in revenue in the Flooring Manufacturing segment. The increase was partially offset by decreased revenue of approximately $11.9 million in the Company’s other business segments due to general economic conditions.
Cost of Revenue
Cost of revenue as a percentage of revenue was 69.6% for six months ended March 31, 2024 as compared to 66.6% for the six months ended March 31, 2023. The increase was primarily attributable to the acquisition of PMW, which historically has generated lower margins, as well as a decrease in margins in our Steel Manufacturing segment as a whole due to decreased production due to a slow down in sales, partially offset by an increase in margins in our Flooring Manufacturing segment due to increased sales of Harris Flooring Group® brands, which generates higher margins.
General and Administrative Expense
General and Administrative expenses increased by 54.5% to approximately $57.5 million for the six months ended March 31, 2024, as compared to the six months ended March 31, 2023. The increase is primarily due to the acquisitions of Flooring Liquidators and PMW during fiscal 2023.
Sales and Marketing Expense
Sales and marketing expense increased by 70.0% to approximately $11.6 million for the six months ended March 31, 2024, as compared to the six months ended March 31, 2023, primarily due to expanding the sales force in connection with the acquisition of the Harris Flooring Group® brands from Q.E.P, increased convention and trade show activity in our Flooring Manufacturing segment, as well as the acquisition of Flooring Liquidators.
Interest Expense, net
Interest expense, net, increased by approximately $3.0 million for the six months ended March 31, 2024, as compared to the six months ended March 31, 2023, primarily due to increased debt balances related to the acquisitions of Flooring Liquidators and PMW, and to fund operations, and increased interest rates during the period.
Results of Operations by Segment for the Three Months Ended March 31, 2024 and 2023

	For the Three Months Ended March 31, 2024										For the Three Months Ended March 31, 2023
	Retail-Entertainment		Retail-Flooring		Flooring Manufacturing		Steel Manufacturing		Corporate & Other	Total	Retail-Entertainment	Retail-Flooring		Flooring Manufacturing		Steel Manufacturing		Corporate & Other	Total
Revenue	$16,842		$32,032		$34,180		$35,488		$84	$118,626	$19,188	$20,769		$30,340		$19,916		$909	$91,122
Cost of Revenue	7,006	—	20,330	—	25,420	—	30,398	—	5	83,159	8,534	13,027	—	23,012	—	14,269	—	672	59,514
Gross Profit	9,836		11,702		8,760		5,090		79	35,467	10,654	7,742		7,328		5,647		237	31,608
General and Administrative Expense	7,919		13,469		1,866		4,048		2,524	29,826	8,164	7,873		1,438		2,676		2,466	22,617
Selling and Marketing Expense	133		1,256		4,916		170		4	6,479	163	85		3,484		157		150	4,039
Operating Income (Loss)	$1,784		$(3,023)		$1,978		$872		$(2,449)	$(838)	$2,327	$(216)		$2,406		$2,814		$(2,379)	$4,952
Retail-Entertainment Segment
Retail-Entertainment segment revenue for the quarter ended March 31, 2024 was approximately $16.8 million, a decrease of approximately $2.3 million, or 12.2%, compared to prior year period revenue of approximately $19.2 million. Revenue decreased primarily due to reduced consumer demand and a shift in sales mix toward used products, which generally have lower ticket sales with higher margins. The shift in sales mix also contributed to the increase in gross margin to 58.4% for the quarter ended March 31, 2024, compared to 55.5% for the prior year period. Operating income for the quarter ended March 31, 2024 was approximately $1.8 million, compared to operating income of approximately $2.3 million for the prior year period.
Retail-Flooring Segment
The Retail-Flooring segment consists of Flooring Liquidators, which was acquired in January 2023. Revenue for the quarter ended March 31, 2024, was approximately $32.0 million, an increase of approximately $11.3 million, or 54.2%, compared to prior year period revenue of approximately $20.8 million. The increase is due to the acquisition of Flooring Liquidators in the second quarter of fiscal year 2023 and the acquisitions of CRO and Johnson by Flooring Liquidators during the first quarter of fiscal year 2024. The gross margin for the quarter ended March 31, 2024 was 36.5%, compared to 37.3% for the prior year period. Operating loss for the quarter ended March 31, 2024 was approximately $3.0 million, compared to an operating loss of approximately $0.2 million for the prior year period. The increase in operating loss was primarily due to temporary inefficiencies associated with the acquisitions of CRO and Johnson in the current period.
Flooring Manufacturing Segment
Revenue for the quarter ended March 31, 2024 was approximately $34.2 million, an increase of approximately $3.8 million, or 12.7%, compared to prior year period revenue of approximately $30.3 million. The gross margin was 25.6% for the quarter ended March 31, 2024, compared to 24.2% for the prior year period. The revenue and gross margin increases are primarily due to increased sales associated with the acquisition of the Harris Flooring Group® brands in the fourth quarter of fiscal year 2023. Operating income for the quarter ended March 31, 2024 was approximately $2.0 million, compared to operating income of approximately $2.4 million for the prior year.
Steel Manufacturing Segment
Revenue for the quarter ended March 31, 2024 was approximately $35.5 million, an increase of approximately $15.6 million or 78.2%, compared to the prior year period revenue of approximately $19.9 million. The increase is primarily due to increased revenue of approximately $18.3 million at PMW, partially offset by a $2.9 million decrease in the Company’s other Steel Manufacturing businesses. The gross margin was 14.3% for the quarter ended March 31, 2024, compared to 28.4% for the prior year period. The increase is primarily due to increased revenue of approximately $18.3 million at

PMW, partially offset by a $2.9 million decrease in the Company’s other Steel Manufacturing business. The gross margin was 14.3% for the quarter ended March 31, 2024, compared to 28.4% for the prior year period. The decrease in gross margin is primarily due to the acquisition of PMW, which has historically generated lower margins, as well as an overall decrease in margins in the Steel Manufacturing segment due to reduced production efficiencies as a result of lower demand. Operating income for the quarter ended March 31, 2024 was approximately $0.9 million, compared to operating income of approximately $2.8 million in the prior year period.
Corporate and Other Segment
Revenue for the quarter ended March 31, 2024 was approximately $0.1 million, a decrease of approximately $0.8 million, or 90.8%, compared to the prior year period revenue of approximately $0.9 million. The decrease was primarily due to the due to the closure of SW Financial in May 2023. Operating loss for both quarters ended March 31, 2024 and March 31, 2023 was approximately $2.4 million.
Results of Operations by Segment for the Six Months Ended March 31, 2024 and 2023

	For the Six Months Ended March 31, 2024						For the Six Months Ended March 31, 2023
	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total
Revenue	$37,428	$66,351	$63,425	$68,841	$174	$236,219	$42,461	$20,769	$56,772	$37,897	$2,209	$160,108
Cost of Revenue	16,064	41,617	48,243	58,489	12	164,425	19,597	13,027	44,783	27,857	1,292	106,556
Gross Profit	21,364	24,734	15,182	10,352	162	71,794	22,864	7,742	11,989	10,040	917	53,552
General and Administrative Expense	16,074	25,491	3,471	8,204	4,263	57,503	16,549	7,873	2,928	5,468	4,399	37,217
Selling and Marketing Expense	317	2,178	8,788	293	12	11,588	324	85	5,903	302	202	6,816
Operating Income (Loss)	$4,973	$(2,935)	$2,923	$1,855	$(4,113)	$2,703	$5,991	$(216)	$3,158	$4,270	$(3,684)	$9,519
Retail-Entertainment Segment
Retail-Entertainment segment revenue for the six months ended March 31, 2024 was approximately $37.4 million, a decrease of approximately $5.0 million, or 11.9%, compared to the prior year period revenue of approximately $42.5 million. The decrease in revenue is primarily due to reduced consumer demand and a shift in sales mix toward used products, which generally have lower ticket sales with higher margins. The shift in sales mix also contributed to the increase in gross margin to 57.1% for the six months ended March 31, 2024, compared to 53.8% for the prior year period. Operating income for the six months ended March 31, 2024 was approximately $5.0 million, compared to operating income of approximately $6.0 million for the prior year period.
Retail-Flooring Segment
The Retail-Flooring segment consists of Flooring Liquidators, which was acquired in January 2023. Revenue for the six months ended March 31, 2024 was approximately $66.4 million, an increase of approximately $45.6 million, or 219.5%, compared to the prior year period revenue of $20.8 million. The increase is due to the acquisition of Flooring Liquidators in the second quarter of fiscal year 2023 and the acquisitions of CRO and Johnson by Flooring Liquidators during the first quarter of fiscal year 2024. The gross margin for both of the six months ended March 31, 2024 and March 31, 2023 was 37.3%. Operating loss for the six months ended March 31, 2024 was approximately $2.9 million, compared to an operating loss of approximately $0.2 million for the prior year period. The increase in operating loss was primarily due to temporary inefficiencies associated with the acquisitions of CRO and Johnson in the current period.
Flooring Manufacturing Segment
Revenue for the six months ended March 31, 2024 was approximately $63.4 million, an increase of approximately $6.7 million, or 11.7%, compared to the prior year period revenue of approximately $56.8 million. The gross margin was 23.9% for the six months ended March 31, 2024, compared to 21.1% for the prior year period. The increase in revenue and gross margin are primarily due to increased sales associated with the acquisition of the Harris Flooring Group® brands in the fourth quarter of fiscal year 2023. Operating income for the six months ended March 31, 2024 was approximately $2.9 million, compared to operating income of approximately $3.2 million for the prior year period.
Steel Manufacturing Segment
Revenue for the six months ended March 31, 2024 increased approximately $31.0 million or 81.7% to approximately $68.8 million, as compared to the prior year period revenue of $35.8 million. The increase is primarily due to increased revenue of approximately $35.8 million at PMW, partially offset by a $4.8 million decrease in the Company’s other Steel Manufacturing businesses. The gross margin was 15.0% for the six months ended March 31, 2024, compared to 26.5% for the prior year period. The decrease in gross margin is primarily due to the acquisition of PMW, which has historically generated lower margins, as well as overall decreased margins in the Steel Manufacturing segment due to reduced production. Operating income for the six months ended March 31, 2024 was approximately $1.9 million, compared to operating income of approximately $4.3 in the prior year period.
Corporate and Other Segment
Revenue for the six months ended March 31, 2024 decreased by approximately $2.0 million. The decrease was primarily due to the closure of SW Financial in May 2023. Operating loss for the six months ended March 31, 2024 was approximately $4.1 million, compared to a loss of approximately $3.7 million in the prior year period.
Adjusted EBITDA Reconciliation
The following table presents a reconciliation of net income to Adjusted EBITDA for the three and six months ended March 31, 2024 and 2023 (in 000's):

	For the Three Months Ended		For the Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Net (loss) income	$(3,281)	$1,558	$(3,963)	$3,402
Depreciation and amortization	4,188	3,647	8,483	6,297
Stock-based compensation	50	109	100	109
Interest expense, net	4,167	3,235	8,330	5,282
Income tax (benefit) expense	(1,217)	550	(1,441)	1,165
SW Financial settlement gain	—	(1,000)	—	(1,000)
Acquisition costs	468	1,088	874	1,472
Debt acquisition costs	—	—	183	—
Other non-recurring charges	82	—	587	—
Adjusted EBITDA	$4,457	$9,187	$13,153	$16,727
Adjusted EBITDA¹ for the quarter ended March 31, 2024 was approximately $4.5 million, a decrease of approximately $4.7 million, or 51.5%, compared to the prior year period. The decrease is primarily due to decreases in gross profit and operating income.
Adjusted EBITDA for the six months ended March 31, 2024 was $13.2 million, a decrease of approximately $3.6 million, or 21.4%, compared to the prior year period. The decrease is primarily due to decreases in gross profit and operating income.
Liquidity and Capital Resources
As of March 31, 2024, we had total cash on hand of approximately $4.5 million and approximately $31.5 million of available borrowing under our revolving credit facilities. As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature, and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
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

Working Capital
We had working capital of approximately $79.0 million as of March 31, 2024, as compared to working capital of approximately $85.0 million as of September 30, 2023; a decrease of approximately $6.0 million. The decrease is primarily due to increases in accrued liabilities, the current portion of long-term debt, and the current portion of operating lease obligations, and a decrease in income taxes receivable, partially offset by decreases in the current portion of notes payable to related parties and accounts payable, and an increase in accounts receivable.
Cash Flows from Operating Activities
The Company’s cash, as of March 31, 2024, was approximately $4.5 million compared to approximately $4.3 million as of September 30, 2023, an increase of approximately $0.2 million. Net cash provided by operations was approximately $2.1 million and $14.2 million for the six months ended March 31, 2024 and 2023, respectively. The decrease was primarily due to decreases in net income and deferred income tax liabilities, and an increase in accounts receivable, partially offset by increases in depreciation and amortization expense, reserve for inventory obsolescence and income taxes payable.
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
Cash Flows from Investing Activities
Our cash flows used in investing activities of approximately $4.9 million for the six months ended March 31, 2024 consisted of the acquisitions of CRO by Flooring Liquidators, and Johnson by CRO, and purchases of property and equipment. Our cash flows used in investing activities of approximately $36.8 million for the six months ended March 31, 2023 consisted of purchases of property and equipment.
Cash Flows from Financing Activities
Our cash flows used in financing activities of approximately $3.0 million during the six months ended March 31, 2024 consisted of net borrowings under revolver loans of approximately $7.7 million, payments on notes payable of approximately $3.4 million, proceeds from related parties of $1.0 million, purchases of treasury stock and payments for finance leases of approximately $0.4 million, and payments of related party notes payable of $0.6 million.
Our cash flows provided by financing activities of approximately $22.2 million during the six months ended March 31, 2023 consisted of proceeds from notes payable of approximately $5.7 million, partially offset by payments of notes payable and financing leases of approximately $1.8 million, and purchases of treasury stock and net borrowings under revolver loans of approximately $670,000.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2024, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures. We carried out an evaluation, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, as of March 31, 2024, we concluded that the Company's disclosure, controls, and procedures were effective.
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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all errors and all fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following: judgements in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes, controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
Our management assessed the design and effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, as of March 31, 2024, our management concluded that our internal controls over financial reporting were operating effectively.
There were no changes in our internal control over financial reporting that occurred during the six months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
The information in response to this item is included in Note 17, Commitments and Contingencies, to the Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q. Please also refer to “Item 3. Legal Proceedings” in our 2023 Form 10-K for information regarding material pending legal proceedings. Except as set forth herein and therein, there have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.

ITEM 1A. Risk Factors
None.
ITEM 2. Unregistered Sales of Equity Securities and Use of funds
On February 20, 2018, the Company announced a $10 million common stock repurchase program. During the three months ended March 31, 2024, the Company made the following repurchases:

Month	Number of Shares Purchased	Average Purchase Price Paid	Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Amount that May be Purchased Under the Announced Plan or Program
January 2024	135	$26.10	135	$3,189,629
February 2024	10,114	$25.15	10,114	$2,935,292
March 2024	1,600	$25.19	1,600	$2,894,985
Totals	11,849	$25.16	11,849	$2,894,985
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
The following exhibits are filed with or incorporated by reference into this Quarterly Report.

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1		Amended and Restated Articles of Incorporation	8-K	001-33937	3.1	08/15/07
3.2		Certificate of Change	8-K	001-33937	3.1	09/07/10
3.3		Certificate of Correction	8-K	001-33937	3.1	03/11/13
3.4		Certificate of Change	10-Q	001-33937	3.1	02/14/14
3.5		Articles of Merger	8-K	001-33937	3.1.4	10/08/15
3.6		Certificate of Change	8-K	001-33937	3.1.5	11/25/16
3.7		Certificate of Designation for Series B Convertible Preferred Stock filed with Secretary of State for the State of Nevada on December 23, 2016, and effective as of December 27, 2016	10-K	001-33937	3.1.6	12/29/16
3.8		Bylaws	10-Q	001-33937	3.8	08/14/18
10.128		Third Amendment to Employment Agreement, dated as of January 6, 2024, by and between Precision Industries, Inc. and Thomas Sedlak.	10-Q	001-33937	10.128	02/08/24
10.129		Cooperation Agreement, dated as of April 29, 2024, by and among Live Ventures Incorporated, a Nevada corporation, Isaac Capital Group LLC, a Delaware limited liability company, and LL Flooring Holdings, Inc., a Delaware corporation (filed as Exhibit 10.1).	8-K	001-33937	10.129	04/30/24
10.130	*	Third Amendment to ICG Promissory Note dated April 9, 2020, and as Amended June 23, 2022, April 1, 2023, dated January 11, 2024.
10.131	*
Loan Modification Agreement to Subordinated Promissory Notes, dated July 20, 2020 and January 18, 2023, issued by Live Ventures Incorporated in favor of Spriggs Investments LLC, dated February 22, 2024.

10.132	*	First Amendment of ARCA Recycling, Inc. Promissory Note issued in favor of Live Ventures Incorporated, dated May 24, 2023, effective February 7, 2024.
10.133	*	Note Purchase Agreement by and between Live Ventures Incorporated and MSW Projects Limited, dated March 6, 2024.
31.1	*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
_________________________
*Filed herewith
†    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Ventures Incorporated

Dated: May 14, 2024	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2024	/s/ David Verret
Chief Financial Officer
(Principal Financial Officer)