Form 10-Q
period 2024-06-30
LIVE VENTURES Inc
filed 2024-08-08
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
_________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, par value $0.001 per share, outstanding as of August 2, 2024 was 3,131,633.

INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2024

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE VENTURES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share amounts)

	June 30, 2024	September 30, 2023
	(Unaudited)
Assets
Cash	$4,711	$4,309
Trade receivables, net of allowance for doubtful accounts of $1.2 million at June 30, 2024 and $1.6 million at September 30, 2023	48,887	41,194
Inventories, net	129,478	131,314
Income taxes receivable	—	1,116
Prepaid expenses and other current assets	4,442	4,919
Total current assets	187,518	182,852
Property and equipment, net	82,671	80,703
Right of use asset - operating leases	59,687	54,544
Deposits and other assets	1,449	1,282
Intangible assets, net	26,359	26,568
Goodwill	79,132	75,866
Total assets	$436,816	$421,815
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$31,262	$27,190
Accrued liabilities	34,774	31,826
Income taxes payable	624	—
Current portion of lease obligations - operating leases	12,938	11,369
Current portion of lease obligations - finance leases	347	359
Current portion of long-term debt	42,186	23,077
Current portion of notes payable related parties	5,400	4,000
Seller notes - related parties	2,500	—
Total current liabilities	130,031	97,821
Long-term debt, net of current portion	59,887	78,710
Lease obligation long term - operating leases	52,009	48,156
Lease obligation long term - finance leases	40,950	32,942
Notes payable related parties, net of current portion	5,929	6,914
Seller notes - related parties	39,661	38,998
Deferred taxes	8,974	14,035
Other non-current obligations	6,665	4,104
Total liabilities	344,106	321,680
Commitments and contingencies
Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 47,840 shares issued and outstanding at June 30, 2024 and September 30, 2023, respectively, with a liquidation preference of $0.30 per share outstanding	—	—
Common stock, $0.001 par value, 10,000,000 shares authorized, 3,131,633 and 3,164,330 shares issued and outstanding at June 30, 2024 and September 30, 2023, respectively	2	2
Paid in capital	69,642	69,387
Treasury stock common 694,414 and 660,063 shares as of June 30, 2024 and September 30, 2023, respectively	(9,068)	(8,206)
Treasury stock Series E preferred 80,000 shares as of June 30, 2024 and September 30, 2023, respectively	(7)	(7)
Retained earnings	32,141	38,959
Total stockholders' equity	92,710	100,135
Total liabilities and stockholders' equity	$436,816	$421,815
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(UNAUDITED)
(dollars in thousands, except per-share amounts)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Revenue	$123,878	$91,516	$360,097	$251,624
Cost of revenue	86,833	59,347	251,258	165,903
Gross profit	37,045	32,169	108,839	85,721

Operating expenses:
General and administrative expenses	30,062	23,226	87,565	60,443
Sales and marketing expenses	5,852	3,382	17,440	10,198
Total operating expenses	35,914	26,608	105,005	70,641
Operating income	1,131	5,561	3,834	15,080
Other expense:
Interest expense, net	(4,233)	(3,485)	(12,563)	(8,767)
Salomon Whitney settlement	—	1,000	—	2,000
Loss on disposition of Salomon Whitney	—	(1,696)	—	(1,696)
Loss on disposition of Johnson	(301)	—	(301)	—
Other expense	(420)	(23)	(197)	(693)
Total other expense, net	(4,954)	(4,204)	(13,061)	(9,156)
(Loss) income before provision for income taxes	(3,823)	1,357	(9,227)	5,924
(Benefit) provision for income taxes	(968)	297	(2,409)	1,462
Net (loss) income	$(2,855)	$1,060	$(6,818)	$4,462

(Loss) income per share:
Basic	$(0.91)	$0.33	$(2.16)	$1.43
Diluted	$(0.91)	$0.33	$(2.16)	$1.42

Weighted average common shares outstanding:
Basic	3,140,191	3,166,842	3,153,034	3,123,177
Diluted	3,140,191	3,186,904	3,153,034	3,143,634
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Nine Months Ended June 30,
	2024	2023
Operating Activities:
Net (loss) income	$(6,818)	$4,462
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	12,832	9,978
Loss on disposal of fixed assets	—	29
Amortization of seller note discount	2,048	—
Amortization of debt issuance cost	64	223
Stock based compensation expense	274	396
Amortization of right-of-use assets	2,913	2,069
Disposition of SW Financial, net of cash retained	—	1,509
Loss on disposition of Johnson	301	—
Change in allowance for doubtful accounts	(396)	62
Change in reserve for obsolete inventory	2,065	1,030
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(3,216)	2,940
Inventories	3,274	2,917
Income taxes payable/receivable	1,741	316
Prepaid expenses and other current assets	1,324	3,482
Deposits and other assets	(167)	(1,002)
Accounts payable	1,649	(1,039)
Accrued liabilities	164	(5,656)
Change in deferred income taxes	(4,175)	4,227
Other liabilities	—	63
Net cash provided by operating activities	13,877	26,006

Investing Activities:
Acquisition of CRO	(1,034)	—
Acquisition of Johnson	(500)	—
Acquisition of Flooring Liquidators, net of cash acquired	—	(33,929)
Acquisition of Midwest Grinding	(1,000)	—
Acquisition of Central Steel, net of cash acquired	(10,474)	—
Acquisition of Cal Coast Carpets	—	(1,300)
Purchase of property and equipment	(4,994)	(3,499)
Net cash used in investing activities	(18,002)	(38,728)

Financing Activities:
Net borrowings under revolver loans	1,990	3,133
Net borrowings under related party revolver loans	1,300	—
Proceeds from issuance of notes payable	2,711	9,878
Payments on notes payable	(5,064)	(5,555)
Proceeds from issuance of related party notes payable	—	7,000
Payments on related party notes payable	(900)	—
Payments for debt acquisition costs	—	(98)
Purchase of common treasury stock	(862)	(988)
Payments on financing leases	(2,497)	(1,621)
Cash paid for net settlement of stock option exercise	(20)	(29)
Proceeds from failed sales and leaseback transaction	7,869	—
Payments on seller finance arrangements	—	(51)
Net cash provided by financing activities	4,527	11,669

Change in cash	402	(1,053)
Cash, beginning of period	4,309	4,600
Cash, end of period	$4,711	$3,547

Supplemental cash flow disclosures:
Interest paid	$10,306	$7,443
Income taxes paid, net	$—	$102
Noncash financing and investing activities:
Noncash items related to Flooring Liquidators acquisition	$—	$36,900
Noncash stock options exercise	$94	$327
PMW goodwill adjustment	$233	$—
Noncash items related to Central Steel acquisition	$3,400	$—
Noncash items related to CRO acquisition	$725	$—
Noncash items related to Johnson acquisition	$1,501	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
(dollars in thousands)

	Series E Preferred Stock			Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount		Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Equity
Balance, September 30, 2023	47,840	$—		3,164,330	$2	$69,387	$(7)	$(8,206)	$38,959	$—	$100,135
Stock based compensation	—	—		—	—	50	—	—	—	—	50
Purchase of common treasury stock	—	—		(4,346)	—	—	—	(106)	—	—	(106)
Net loss	—	—		—	—	—	—	—	(682)	—	(682)
Balance, December 31, 2023	47,840	$—		3,159,984	$2	$69,437	$(7)	$(8,312)	$38,277	$—	$99,397
Stock based compensation	—	—			—	50	—	—	—	—	50
Purchase of common treasury stock	—	—		(11,849)	—	—	—	(298)	—	—	(298)
Net loss	—	—		—	—	—	—	—	(3,281)	—	(3,281)
Balance, March 31, 2024	47,840	$—	0	3,148,135	$2	$69,487	$(7)	$(8,610)	$34,996	$—	$95,868
Stock based compensation	—	—		—	—	175	—	—	—	—	175
Stock options exercise	—	—		2	—	—	—	—	—	—	—
Taxes paid on net settlement of stock options exercised	—	—		—	—	(20)	—	—	—	—	(20)
Purchase of common treasury stock	—	—		(18)	—	—	—	(458)	—	—	(458)
Net loss	—	—		—	—	—	—	—	(2,855)	—	(2,855)
Balance, June 30, 2024	47,840	$—		3,131,633	$2	$69,642	$(7)	$(9,068)	$32,141	$—	$92,710

		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
		Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Equity
Balance, September 30, 2022		47,840	$—	3,074,833	$2	$65,321	$(7)	$(7,215)	$39,509	$(448)	$97,162
Purchase of common treasury stock		—	—	(24,710)	—	—	—	(621)	—		(621)
Net income		—	—	—	—	—	—	—	1,844	—	1,844
Balance, December 31, 2022		47,840	$—	3,050,123	$2	$65,321	$(7)	$(7,836)	$41,353	$(448)	$98,385
Purchase of common treasury stock		—	—	(674)	—	—	—	(17)	—	—	(17)
Stock based compensation		—	—	—	—	109	—	—	—	—	109
Issuance of common stock		—	—	116,441	—	3,200	—	—	—	—	3,200
Net income		—	—	—	—	—	—	—	1,558	—	1,558
Balance, March 31, 2023		47,840	$—	3,165,890	$2	$68,630	$(7)	$(7,853)	$42,911	$(448)	$103,235
Purchase of common treasury stock		—	—	(13,606)	—	—	—	(350)	—	—	(350)
Stock based compensation		—	—	—	—	287	—	—	—	—	287
Taxes paid on net settlement of stock options exercised		—	—	—	—	(29)	—	—	—	—	(29)
Stock options exercised		—	—	12,148	—	—	—	—	—	—	—
Net income		—	—	—	—	—	—	—	1,060	—	1,060
Balance, June 30, 2023	#REF!	47,840	$—	3,164,432	$2	$68,888	$(7)	$(8,203)	$43,971	$(448)	$104,203
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2024 AND 2023
(dollars in thousands, except per-share amounts)
Note 1:    Background and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Live Ventures Incorporated, a Nevada corporation, and its subsidiaries (collectively, “Live Ventures” or the “Company”). Live Ventures is a diversified holding company with a strategic focus on value-oriented acquisitions of domestic middle-market companies. The Company has five operating segments: Retail-Entertainment, Retail-Flooring, Flooring Manufacturing, Steel Manufacturing, and Corporate and Other. The Retail-Entertainment segment includes Vintage Stock, Inc. (“Vintage Stock”), which is engaged in the retail sale of new and used movies, music, collectibles, comics, books, games, game systems and components. The Retail-Flooring segment includes Flooring Liquidators, Inc. (“Flooring Liquidators”), which is engaged in the retail sale and installation of floors, carpets, and countertops. The Flooring Manufacturing segment includes Marquis Industries, Inc. (“Marquis”), which is engaged in the manufacture and sale of carpet and the sale of vinyl and wood floor coverings. The Steel Manufacturing Segment includes Precision Industries, Inc. (“Precision Marshall”), which is engaged in the manufacture and sale of alloy and steel plates, ground flat stock and drill rods, The Kinetic Co., Inc. (“Kinetic”), which is engaged in the production of industrial knives and hardened wear products for the tissue and metals industries, Precision Metal Works, Inc. (“PMW”), which is engaged in metal forming, assembly, and finishing solutions across diverse industries, including appliance, automotive, hardware, electrical, electronic, medical products, and devices, and CSF Holdings, LLC (“Central Steel”), a Chicago-based manufacturer of specialized fabricated metal products primarily for data centers and the communications industry. PMW reports on a 13-week quarter, as opposed to the Company's calendar quarter reporting. However, the Company has determined that the difference in reporting periods has no material effect on its reported financial results.
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended June 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2024. The financial information included in these statements should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2023, and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 22, 2023 (the “2023 Form 10-K”).
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
Significant estimates made in connection with the accompanying consolidated financial statements include the estimated reserve for doubtful current trade receivables, the estimated reserve for excess and obsolete inventory, fair values in connection with the analysis of goodwill, other intangibles and long-lived assets for impairment, valuation allowance against deferred tax assets, lease terminations, and estimated useful lives for intangible assets and property and equipment.

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
Flooring and Steel Manufacturing Segments
The Flooring Manufacturing Segment derives revenue primarily from the sale of carpet and hard surface flooring products, including shipping and handling amounts. The Steel Manufacturing Segments derives revenue primarily from the sale of steel plates, ground flat stock and drill rods, fabricated products, and tooling, including shipping and handling amounts. Revenue for these segments generally contain a single performance obligation and is recognized at the point title passes to the customer. At the time revenue is recognized, the Company records a provision for the estimated amount of future returns based primarily on historical experience and any known trends or conditions that exist at the time revenue is recognized. Revenues are recorded net of taxes collected from customers. All direct costs are either paid and or accrued for in the period in which the sale is recorded.
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
Note 3:    Acquisitions
Acquisition of Midwest Grinding
On June 10, 2024, pursuant to an Asset Purchase Agreement, Kinetic acquired certain assets and assumed certain liabilities of Midwest Grinding, a Milwaukee grinding house dedicated to precision Blanchard and specialty surface grinding of small to extra-large capacity. Total consideration for the acquisition was $600,000. In connection with the acquisition, Kinetic also acquired the building being used in the business for $400,000. Total consideration for both the business and building acquisition was $1.0 million, paid in cash at close.
The fair value of the assets acquired and liabilities assumed are based on their estimates of fair value available as of June 10, 2024, as calculated by management. The table below outlines the purchase price allocation of the purchase for Midwest Grinding to the acquired identifiable assets and liabilities assumed as of June 30, 2024 (in $000’s):

Total purchase price		$1,000
Accounts payable		1
Total consideration		1,001
Accounts receivable		152
Other current assets		71
Property and equipment		738
Intangible Assets
Customer relationships	$16
Trade names	15
Non-compete agreement	9
Intangible assets		40
Total assets acquired		1,001
Total goodwill		$—

Acquisition of Central Steel
On May 15, 2024, Precision Marshall acquired Central Steel Fabricators (“Central Steel”), a Chicago-based manufacturer of specialized fabricated metal products primarily for data centers and the communications industry. Total consideration for the acquisition was approximately $14.1 million, comprised of $10.7 million paid at closing, a seller note of $1.1 million, a holdback in the amount $300,000, and contingent consideration of $2.0 million paid in the form of a five-year earn-out. The consideration paid at close was funded in part by borrowings under Precision Marshall's credit facility of approximately $3.3 million, and proceeds from a sale and leaseback transaction, discussed below. The acquisition involved no issuance of stock of the Company.

Simultaneous to the acquisition, the Company entered into a sales and leaseback transaction with Legacy West Partners, LLC, an unrelated party, for one of Central Steel's properties located in Broadview, Illinois. The sales price for the real property subject to the sales and leaseback transaction was approximately $8.3 million, with total proceeds received by the Company of approximately $7.9 million, net of approximately $0.4 million in seller's fees.
The lease agreement includes a 20-year lease term with two five-year renewal options. The base rent under the lease agreement is $58,795 per month for the first year of the term and a 2% per annum escalator thereafter. The lease agreement is a “net lease,” such that Central Steel is also obligated to pay all taxes, insurance, assessments, and other costs, expenses, and obligations of ownership of the real property incurred by Central Steel. Due to the highly specialized nature of the leased property, the Company currently believes it is more likely than not that each of the two five-year options will be exercised. Consequently, because the aggregate term of the lease at its conclusion will represent approximately 75% of the economic life of the building, the Company concluded that the lease is a financing transaction and a failed sale and leaseback transaction, as defined under ASC 842. The proceeds, net of closing fees, from the sale and leaseback transaction were used to assist in funding the acquisition of Central Steel. No gain was recognized as a result of the sale.
The fair value of the purchase price components was approximately $14.1 million, as detailed below (in $000's):

Purchase price	$11,758
Fair value of contingent consideration	2,000
Holdback	300
Net purchase price	$14,058
Under the preliminary purchase price allocation, the Company recognized goodwill of approximately $2.8 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed over the fair value of the identifiable assets acquired. The Company anticipates all of the goodwill arising from the acquisition to be fully deductible for tax purposes. The table below outlines the purchase price allocation, as revised, for the purchase of Central Steel to the acquired identifiable assets, liabilities assumed and goodwill (in $000’s):

Total purchase price		$14,058
Accounts payable		464
Accrued liabilities		969
Total liabilities assumed		1,433
Total purchase price plus liabilities assumed		15,491
Cash		184
Accounts receivable		2,418
Inventory		2,425
Property and equipment		5,034
Intangible assets
Trade names	400
Customer relationships	900
Non-compete	825
Subtotal intangible assets		2,125
Other assets		476
Total assets acquired		12,662
Total goodwill		$2,829
Acquisition of CRO
On October 13, 2023, Flooring Liquidators acquired certain assets and assumed certain liabilities of Carpet Remnant Outlet, Inc. (“CRO”), a floor covering retailer and installer serving residential and commercial customers throughout Northwest Arkansas. Total consideration for the acquisition was approximately $1.4 million and was comprised of cash at close of approximately $1.0 million, an indemnification holdback amount of $300,000, and additional consideration valued at $89,000.
The fair value of the purchase price components was $1.4 million, as detailed below (in $000's):

Cash	$1,034
Additional consideration	89
Holdback	300
Purchase price	$1,423
Under the preliminary purchase price allocation, the Company recognized goodwill of $89,000, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of October 13, 2023, as calculated by an independent third-party firm. The value of the additional consideration was calculated by management. During the three months ended June 30, 2024, the Company recorded a noncash fair value adjustment related to the value of the additional consideration in the amount of approximately $336,000. The Company anticipates the $89,000 of goodwill arising from the acquisition to be fully deductible for tax purposes. The table below outlines the purchase price allocation of the purchase for CRO to the acquired identifiable assets, liabilities assumed and goodwill as of June 30, 2024 (in $000’s):

Total purchase price	$1,423
Accounts payable	770
Accrued liabilities	1,298
Total liabilities assumed	2,068
Total consideration	3,491
Accounts receivable	259
Inventory	1,406
Property and equipment	261
Intangible assets	1,190
Other assets	286
Total assets acquired	3,402
Total goodwill	$89
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
The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of November 30, 2023, as calculated by management. The table below outlines the purchase price allocation of the purchase for Johnson to the acquired identifiable assets and liabilities assumed as of June 30, 2024 (in $000’s):

Total purchase price		$2,001
Accounts payable		1,017
Accrued liabilities		1,141
Total liabilities assumed		2,158
Total consideration		4,159
Accounts receivable		1,252
Inventory		1,127
Property and equipment		157
Intangible assets
Customer relationships	$1,301
Non-compete agreement	306
Subtotal intangible assets		1,607
Other assets		16
Total assets acquired		4,159
Total goodwill		$—
On May 24, 2024, CRO entered into an asset purchase agreement with the original seller of Johnson under which the original seller agreed to purchase certain assets and assume certain obligations acquired by CRO under the original asset purchase agreement. Consequently, CRO recorded a loss on deconsolidation of Johnson’s assets and liabilities of approximately $301,000, as detailed in the table below (in $000's):

Accounts payable and accrued liabilities		$475
Earnout		307
Seller note		1,230
Lease liabilities		2,703
Total deconsolidation of liabilities		4,715
Inventory		613
Property and equipment		206
ROU assets		2,692
Intangible assets
Customer relationships	1,224
Non-compete agreement	281
Subtotal intangible assets		1,505
Total deconsolidation of assets		5,016
Total loss on deconsolidation		$(301)
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

Net purchase price	$26,777
Accounts payable	10,788
Accrued liabilities	4,995
Total liabilities assumed	15,783
Total consideration	42,560
Cash	1,602
Accounts receivable	12,613
Inventory	6,266
Property and equipment	13,616
Intangible assets	3,600
Other assets	849
Total assets acquired	38,546
Total goodwill	$4,014
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
The table below outlines the purchase price allocation of the purchase for Cal Coast to the acquired identifiable assets (in $000’s):

Property and equipment	$35
Intangible assets
Customer relationships	785
Trade name	425
Non-compete agreement	55
Total intangible assets	1,265
Total assets acquired	$1,300

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

Purchase price		$78,700
Accounts payable		5,189
Accrued liabilities		10,700
Debt		60
Total liabilities assumed		15,949
Total consideration		94,649
Cash		9,131
Accounts receivable		4,824
Inventory		19,402
Property and equipment		4,643
Intangible assets
Trade names	$13,275
Customer relationships	7,700
Non-compete agreements	1,625
Other	49
Subtotal intangible assets		22,649
Other		2,581
Total assets acquired		63,230
Total goodwill		$31,419
Pro Forma Information
The table below presents selected proforma information for the Company for the three and nine-month periods ended June 30, 2023, assuming that the acquisition had occurred on October 1, 2022 (the beginning of the Company’s 2023 fiscal year), pursuant to ASC 805-10-50 (in $000's). This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on that date, nor does it purport to predict the results of operations for future periods.

	As Reported		Adjustments	Proforma
	Live Unaudited Three Months Ended June 30, 2023	Flooring Liquidators Unaudited Three Months Ended June 30, 2023	Adjustments(1)	Live for the Three Months Ended June 30, 2023
Net revenue	$91,516	$4,222		$95,738
Net income	$1,060	$(2,188)	$(300)	$(1,428)
Earnings per basic common share	$0.33			$(0.45)
Earnings per basic diluted share	$0.33			$(0.45)

	As Reported		Adjustments	Proforma
	Live Unaudited Nine Months Ended June 30, 2023	Flooring Liquidators Unaudited Nine Months Ended June 30, 2023	Adjustments(1)	Live for the Nine Months Ended June 30, 2023
Net revenue	$251,624	$37,702		$289,326
Net income	$4,462	$(1,033)	$(2,226)	$1,203
Earnings per basic common share	$1.43			$0.39
Earnings per basic diluted share	$1.42			$0.38

(1) Adjustments are related to adjustments made for the following:
•Amortization expense of definite-lived intangible assets has been adjusted based on the preliminary fair value at the acquisition date.
•Interest expense has been adjusted to include proforma interest expense that would have been incurred as a result of the acquisition financing obtained by the Company.
•Elimination of revenue and costs of revenue associated with sales between Flooring Liquidators and the Company prior to acquisition.

Note 4:    Inventory
The following table details the Company's inventory as of June 30, 2024 and September 30, 2023 (in $000's):

Inventory, net	June 30, 2024	September 30, 2023
Raw materials	$29,451	$32,590
Work in progress	9,481	9,028
Finished goods	52,947	50,082
Merchandise	43,487	43,438
	135,366	135,138
Less: Inventory reserves	(5,888)	(3,824)
Total inventory, net	$129,478	$131,314
Note 5:    Property and Equipment
The following table details the Company's property and equipment as of June 30, 2024 and September 30, 2023 (in $000's):

	June 30, 2024	September 30, 2023
Property and equipment, net:
Land	$3,469	$2,029
Building and improvements	39,966	35,684
Transportation equipment	2,685	2,062
Machinery and equipment	71,508	67,575
Furnishings and fixtures	6,238	6,028
Office, computer equipment and other	5,032	4,569
	128,898	117,947
Less: Accumulated depreciation	(46,227)	(37,244)
Total property and equipment, net	$82,671	$80,703
Depreciation expense was $3.1 million and $2.7 million for the three months ended June 30, 2024 and 2023, respectively, and $9.2 million and $7.8 million for the nine months ended June 30, 2024 and 2023, respectively.
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
The following table details the Company's right of use assets and lease liabilities as of June 30, 2024 and September 30, 2023 (in $000's):

	June 30, 2024	September 30, 2023
Right of use asset - operating leases	$59,687	$54,544
Lease liabilities:
Current - operating	12,938	11,369
Current - finance	347	359
Long term - operating	52,009	48,156
Long term - finance	40,950	32,942
As of June 30, 2024, the weighted average remaining lease term for operating leases is 10.5 years. The Company's weighted average discount rate for operating leases is 9.8%. Total cash payments for operating leases for the nine months ended June 30, 2024 and 2023 were approximately $13.8 million and $8.2 million, respectively. Additionally, the Company recognized approximately $18.8 million in right of use assets and liabilities upon commencement of operating leases during the nine months ended June 30, 2024.
As of June 30, 2024, the weighted average remaining lease term for finance leases is 27.5 years. The Company's weighted average discount rate for finance leases is 11.4%. Total cash payments for finance leases for the nine months ended June 30, 2024 and 2023 were approximately $2.5 million and $1.6 million, respectively. During the nine months ended June 30, 2024, the Company recognized finance right-of-use assets and liabilities of approximately $7.9 million.
The Company records finance lease right-of-use assets as property and equipment. The balance, as of June 30, 2024 and September 30, 2023 is as follows (in $000’s):

	June 30, 2024	September 30, 2023
Property and equipment, at cost	$26,226	$22,526
Accumulated depreciation	$(1,262)	$(702)
Property and equipment, net	$24,964	$21,824
Total present value of future lease payments of operating leases as of June 30, 2024 (in $000's):

Twelve months ended June 30,
2025	$18,189
2026	15,833
2027	13,216
2028	9,862
2029	6,206
Thereafter	34,511
Total	97,817
Less implied interest	(32,870)
Present value of payments	$64,947

Total present value of future lease payments of finance leases as of June 30, 2024 (in $000's):

Twelve months ended June 30,
2025	$3,898
2026	3,932
2027	4,011
2028	4,123
2029	4,251
Thereafter	127,145
Total	147,360
Less implied interest	(106,063)
Present value of payments	$41,297
In connection with the disposition of certain of Johnson’s assets and liabilities (see Note 3), during the three months ended June 30, 2024, the Company derecognized right-of-use assets in the amount of approximately $2.7 million and lease liabilities in the amount of approximately $2.7 million.
During the nine months ended June 30, 2024 and 2023, the Company recorded no impairment charges relating to any of its leases.
Note 7:    Intangibles
The following table details the Company's intangibles as of June 30, 2024 and September 30, 2023 (in $000's):

	June 30, 2024	September 30, 2023
Intangible assets, net:
Intangible assets - Tradenames	$15,356	$14,940
Intangible assets - Customer relationships	14,799	13,874
Intangible assets - Other	4,330	2,316
	34,485	31,130
Less: Accumulated amortization	(8,126)	(4,562)
Total intangibles, net	$26,359	$26,568
Amortization expense was $1.2 million and approximately $1.0 million for the three months ended June 30, 2024 and 2023, respectively, and $3.7 million and $2.2 million for the nine months ended June 30, 2024 and 2023, respectively.
The following table summarizes estimated future amortization expense related to intangible assets that have net balances (in $000’s):

Twelve months ending June 30,
2025	$5,023
2026	5,023
2027	4,925
2028	4,736
2029	3,990
Thereafter	2,662
$26,359

In connection with the disposition of Johnson’s assets and liabilities (see note 3), during the three months ended June 30, 2024, the Company derecognized customer relationships in the amount of approximately $1.2 million and other intangibles in the amount of approximately $0.3 million.
Note 8:    Goodwill
The following table details the Company's goodwill as of September 30, 2023 and June 30, 2024 (in $000's):

	Retail - Entertainment	Retail - Flooring	Flooring Manufacturing	Steel Manufacturing	Total
September 30, 2023	36,947	30,419	807	7,693	75,866
CRO acquisition	—	425	—	—	425
Central Steel acquisition	—	—	—	2,829	2,829
CRO adjustment	—	(336)	—	—	(336)
PMW adjustment	—	—	—	(652)	(652)
Flooring Liquidators adjustment	—	1,000	—	—	1,000
June 30, 2024	$36,947	$31,508	$807	$9,870	$79,132
During the nine months ended June 30, 2024, the Company made fair value adjustments, in the amount of approximately $652,000 related to the acquisition of PMW, $336,000 related to the CRO acquisition, and $1.0 million related to the acquisition of Flooring Liquidators (see Note 3).
As of June 30, 2024, the Company did not identify any triggering events that would require impairment testing.
Note 9:     Accrued Liabilities
The following table details the Company's accrued liabilities as of June 30, 2024 and September 30, 2023 (in $000's):

	June 30, 2024	September 30, 2023
Accrued liabilities:
Accrued payroll and bonuses	$7,447	$5,802
Accrued sales and use taxes	1,632	1,529
Accrued bank overdrafts	1,025	—
Accrued customer deposits	5,149	4,579
Accrued gift card and escheatment liability	1,845	1,819
Accrued interest payable	787	669
Accrued inventory	9,545	5,700
Accrued professional fees	181	3,146
Accrued expenses - other	7,163	8,582
Total accrued liabilities	$34,774	$31,826

Note 10:     Long-Term Debt
Long-term debt as of June 30, 2024 and September 30, 2023 consisted of the following (in $000's):

	June 30, 2024	September 30, 2023
Revolver loans	$58,769	$56,779
Equipment loans	12,659	15,486
Term loans	15,045	14,290
Other notes payable	16,108	15,789
Total notes payable	102,581	102,344
Less: unamortized debt issuance costs	(508)	(557)
Net amount	102,073	101,787
Less: current portion	(42,186)	(23,077)
Total long-term debt	$59,887	$78,710
Future maturities of long-term debt at June 30, 2024, are as follows which does not include related party debt separately stated (in $000's):

Twelve months ending June 30,
2025	$42,186
2026	5,328
2027	39,412
2028	4,418
2029	1,208
Thereafter	9,521
Total future maturities of long-term debt	$102,073
Bank of America Revolver Loan
On January 31, 2020, Marquis entered into an amended $25.0 million revolving credit agreement (“BofA Revolver”) with Bank of America Corporation (“BofA”). The BofA Revolver is a five-year, asset-based facility that is secured by substantially all of Marquis’ assets. Availability under the BofA Revolver is subject to a monthly borrowing base calculation. Marquis’ ability to borrow under the BofA Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with BofA. The BofA Revolver has a variable interest rate and matures in January 2025. As of June 30, 2024 and September 30, 2023, the outstanding balance was approximately $13.7 million and $6.1 million, respectively.
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
In connection with the acquisitions of Kinetic and Central Steel, the existing revolving facility was amended to add Kinetic and Central Steel as borrowers. In addition, two additional term loans were executed to fund the purchase of Kinetic. Approximately $6.0 million was drawn from the revolving facility, and the two term loans were opened in the amounts of $4.0 million and $1.0 million, respectively. The $4.0 million term loan (“Kinetic Term Loan #1”), which matures on January 20, 2027, bears interest on the same terms as for M&E term lending as stated above. The $1.0 million term loan (“Kinetic Term Loan #2”), which matures on June 28, 2025, is a “Special Advance Term Loan”, and bears interest at SOFR plus 375 basis points.

As of June 30, 2024 and September 30, 2023, the outstanding balance on the revolving loan was approximately $22.8 million and $23.0 million, respectively, and the outstanding balance on the original M&E lending, which is documented as a term note, was approximately $2.0 million and $2.3 million, respectively. The revolving loan has a variable interest rate and matures in January 2027. As of June 30, 2024 and September 30, 2023, the outstanding balance on Kinetic Term Loan #1 was approximately $2.9 million and $3.3 million, respectively. As of September 30, 2023, the Kinetic Term Loan #2 was fully repaid.
On April 12, 2023, in connection with its existing credit facility with Fifth Third Bank, Precision Marshall took an advance against its Capex term lending in the amount of approximately $1.4 million. Additionally, during June 2024, in connection with Kinetic's acquisition of Midwest Grinding (see Note 3), Precision Marshall took an additional advance against its Capex term lending in the amount of approximately $403,000. The loan matures January 2027 and bears interest on the same terms as for Capex lending as stated above. As of June 30, 2024 and September 30, 2023, the outstanding balance on the Capex loan was approximately $1.7 million and 1.4 million, respectively.
Eclipse Business Capital Loans
In connection with the acquisition of Flooring Liquidators (see Note 3), on January 18, 2023, Flooring Liquidators entered into a credit facility with Eclipse Business Capital, LLC (“Eclipse”). The facility consists of $25.0 million in revolving credit (“Eclipse Revolver”) and $3.5 million in M&E lending (“Eclipse M&E”). The Eclipse Revolver is a three-year, asset-based facility that is secured by substantially all of Flooring Liquidators’ assets. Availability under the Eclipse Revolver is subject to a monthly borrowing base calculation. Flooring Liquidators’ ability to borrow under the Eclipse Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with Eclipse. The Eclipse Revolver bears interest at 4.5% per annum in excess of Adjusted Term SOFR prior to April 1, 2023, and 3.5% per annum in excess of Adjusted Term SOFR after April 1, 2023. The Eclipse M&E loan bears interest at 6.0% per annum in excess of Adjusted Term SOFR prior to April 1, 2023, and 5.0% per annum in excess of Adjusted Term SOFR after April 1, 2023. The credit facility matures in January 2026. As of June 30, 2024 and September 30, 2023, the outstanding balance on the Eclipse Revolver was approximately $9.3 million and $8.2 million, respectively, and the outstanding balance on the Eclipse M&E loan was approximately $1.9 million and $2.4 million, respectively.
Loan with Fifth Third Bank (PMW)
In connection with the acquisition of PMW (see Note 3), on July 20, 2023, PMW entered into a revolving credit facility with Fifth Third Bank (the "Revolving Credit Facility"). The facility consists of $15.0 million in revolving credit ("Fifth Third Revolver") and approximately $5.0 million in M&E lending (the "Fifth Third M&E Loan"). The Fifth Third Revolver is a three-year, asset-based facility that is secured by substantially all of PMW's assets. Availability under the Fifth Third Revolver is subject to a monthly borrowing base calculation. PMW's ability to borrow under the Fifth Third Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with Fifth Third. Loans made under the Revolving Credit Facility are considered Reference Rate Loans, and bear interest at a rate equal to the sum of the Reference Rate plus the Applicable Margin. Reference Rate means the greater of (a) 3.0% or (b) the Lender’s publicly announced prime rate (which is not intended to be Lender’s lowest or most favorable rate in effect at any time) in effect from time to time. The Applicable Margin for revolving loans is zero, while for the M&E Term Loan or any Capital Expenditure Term Loan, it is 50 basis points (0.5%). The credit facility matures in July 2026. As of June 30, 2024, the Company concluded that PMW was in default of its Fixed Cost Coverage Ratio (“FCCR”) covenant, as specified in the credit agreement governing the Revolving Credit Facility. This default provides the creditor rights to accelerate and made immediately due the borrowings under the Revolving Credit Facility and Fifth Third M&E Loan. As of the date of the filing of this 10-Q, Fifth Third Bank has not exercised these rights and management is actively working with Fifth Third Bank to resolve the default. As such, as of June 30, 2024, PMW’s long-term debt balances, in the amount of approximately $15.1 million, have been reclassified to current liabilities. As of June 30, 2024 and September 30, 2023, the outstanding balance on the Revolving Credit Facility was approximately $11.2 million and $11.0 million, respectively, and the balance on the Fifth Third M&E loan was approximately $4.3 million and $4.8 million, respectively.
Bank Midwest Revolver Loan
On October 17, 2023, Vintage entered into a $15.0 million credit agreement with Bank Midwest (“Bank Midwest Revolver”), replacing a revolving credit facility between Vintage and Texas Capital Bank (“TCB Revolver”), which was entered into in November 2016 and set to mature in November 2023. In connection with the entry into the Credit Agreement, the revolving credit facility between Vintage Stock and Texas Capital Bank was terminated and the balance outstanding was repaid. The Bank Midwest Revolver interest accrues daily on the outstanding principal at a rate of the greater of (a) the one-month forward-looking term rate based on SOFR, plus 2.36% per annum, or (b) 6.5% per annum, and matures on October 17, 2024. As of June 30, 2024, the outstanding balance on the Bank Midwest Revolver was approximately $1.7 million. As of September 30, 2023, the outstanding balance on the TCB Revolver was approximately $5.3 million.
Equipment Loans
On June 20, 2016 and August 5, 2016, Marquis entered into a transaction that provided for a master agreement and separate loan schedules (the “Equipment Loans”) with Banc of America Leasing & Capital, LLC that provided for the following as of June 30, 2024:
Note #3 was for approximately $3.7 million, secured by equipment. The Equipment Loan #3 matured in December 2023. As of June 30, 2024 and September 30, 2023, the balance was $0 and $154,000, respectively.
Note #4 was for approximately $1.1 million, secured by equipment. The Equipment Loan #4 matured in December 2023. As of June 30, 2024 and September 30, 2023, the balance was $0 and $47,000, respectively.
Note #5 is for approximately $4.0 million, secured by equipment. The Equipment Loan #5 is due December 2024, payable in 84 monthly payments of $55,000 beginning January 2018, bearing interest at 4.7% per annum. As of June 30, 2024 and September 30, 2023, the balance was approximately $325,000 and $799,000, respectively.
Note #6 is for $913,000, secured by equipment. The Equipment Loan #6 is due July 2024, payable in 60 monthly payments of $14,000 beginning August 2019, with a final payment of $197,000, bearing interest at 4.7% per annum. As of June 30, 2024 and September 30, 2023, the balance was approximately $196,000 and $317,000, respectively.
Note #7 is for $5.0 million, secured by equipment. The Equipment Loan #7 is due February 2027, payable in 84 monthly payments of $59,000 beginning March 2020, with the final payment of $809,000, bearing interest at 3.2% per annum. As of June 30, 2024 and September 30, 2023, the balance was approximately $2.5 million and $2.9 million, respectively.
Note #8 is for approximately $3.4 million, secured by equipment. The Equipment Loan #8 is due September 2027, payable in 84 monthly payments of $46,000 beginning October 2020, bearing interest at 4.0%. As of June 30, 2024 and September 30, 2023, the balance was approximately $1.7 million and $2.0 million, respectively.
In December 2021, Marquis funded the acquisition of $5.5 million of new equipment under Note #9 of its master agreement. The Equipment Loan #9, which is secured by the equipment, matures December 2026, and is payable in 60 monthly payments of $92,000 beginning January 2022, with the final payment in the amount of approximately $642,000, bearing interest at 3.75% per annum. As of June 30, 2024 and September 30, 2023, the balance was approximately $3.1 million and $3.9 million, respectively.
In December 2022, Marquis funded the acquisition of $5.7 million of new equipment under Note #10 of its master agreement. The Equipment Loan #10, which is secured by the equipment, matures December 2029, and is payable in 84 monthly payments of $79,000, beginning January 2023, with the final payment in the amount of approximately $650,000, bearing interest at 6.50%. As of June 30, 2024 and September 30, 2023, the balance was approximately $4.8 million and $5.3 million.
Loan Covenant Compliance
As of June 30, 2024, the Company and its subsidiaries were in compliance with all covenants under their respective existing revolving and other loan agreements, with the exception of PMW which was in default under its Revolving Credit Facility and Fifth Third M&E Loan with Fifth Third Bank, as discussed above.

Note 11:     Notes Payable-Related Parties
Long-term debt payable to related parties (see Note 16) as of June 30, 2024 and September 30, 2023 consisted of the following (in $000's):

	June 30, 2024	September 30, 2023
Isaac Capital Group, LLC, 12.5% interest rate, matures May 2025	$2,000	$2,000
Spriggs Investments, LLC, 10% interest rate, matures July 2025	1,100	2,000
Spriggs Investments, LLC for Flooring Liquidators, 12% interest rate, matures July 2025	1,000	1,000
Isaac Capital Group, LLC revolver, 12% interest rate, matures April 2025	2,300	1,000
Isaac Capital Group, LLC for Flooring Liquidators, 12% interest rate, matures January 2028	5,000	5,000
Total notes payable - related parties	11,400	11,000
Less: unamortized debt issuance costs	(71)	(86)
Net amount	11,329	10,914
Less: current portion	(5,400)	(4,000)
Total long-term portion, related parties	$5,929	$6,914

Twelve months ending June 30,
2025	$5,400
2026	1,000
2029	4,929
Total future maturities of long-term debt, related parties	$11,329

Note 12: Related Party Seller Notes
Seller notes as of June 30, 2024 and September 30, 2023 consisted of the following (in $000’s):

	June 30, 2024	September 30, 2023
Seller of Flooring Liquidators, 8.24% interest rate, matures January 2028	$34,000	$34,000
Seller of PMW, 8.0% interest rate, matures July 2028	2,500	2,500
Seller of Kinetic, 7.0% interest rate, matures September 2027	3,000	3,000
Seller of Central Steel, 8.0% interest rate, matures May 2029	1,114	—
Total Related party seller notes payable	40,614	39,500
Unamortized debt premium (discount)	1,547	(502)
Net amount	42,161	38,998
Less current portion	(2,500)	—
Long-term portion of Related party seller notes payable	$39,661	$38,998
Future maturities of seller notes at June 30, 2024 are as follows (in $000’s):

Twelve months ending June 30,
2025	$2,500
2026	1,115
2027	3,000
2028	35,546
Total	$42,161
Kinetic
In connection with the purchase of Kinetic, on June 28, 2022, Kinetic entered into an employment agreement with the previous owner of Kinetic to serve as its Head of Equipment Operations. The employment agreement is for an initial term of five years and shall be automatically extended in 90-day increments unless either party provides notice as required under the agreement. Additionally, Precision Marshall entered into a seller financed loan in the amount of $3.0 million with the previous owner of Kinetic. The Seller Subordinated Acquisition Note bears interest at 7.0% per annum, with interest payable quarterly in arrears (the "Seller Subordinated Acquisition Note"). The Seller Subordinated Acquisition Note has a maturity date of September 27, 2027. As of June 30, 2024 and September 30, 2023, the remaining principal balance was $3.0 million.
Flooring Liquidators
In connection with the purchase of Flooring Liquidators (see Note 3), on January 18, 2023, the Company entered into an employment agreement with the previous owner of Flooring Liquidators to serve as its Chief Executive Officer. The employment agreement is for an initial term of five years and shall be automatically extended in 90-day increments unless either party provides notice as required under the agreement. Additionally, the Company entered into a seller financed mezzanine loan (the "Seller Note"), which is fully guaranteed by the Company, in the amount of $34.0 million with the previous owners of Flooring Liquidators. The Seller Note bears interest at 8.24% per annum, with interest payable monthly in arrears beginning on January 18, 2024. The Seller Note has a maturity date of January 18, 2028. The fair value assigned to the Selles Note, as calculated by an independent third-party firm, was $31.7 million, or a discount of $2.3 million. The $2.3 million discount is being accreted to interest expense, using the effective interest rate method, as required by GAAP, over the term of the Seller Note. As of June 30, 2024 and September 30, 2023, the carrying value of the Seller Note was approximately $35.4 million and $33.5 million, respectively.
PMW
In connection with the purchase of PMW (see Note 3), on July 20, 2023, the Company entered into a consulting agreement with the previous owner of PMW to serve as its part-time President and Chief Executive Officer. The consulting agreement shall terminate upon the later of (i) Sellers’ receipt of earn-out payments in an aggregate amount equal to $3.0 million and (ii) the full satisfaction and payment of all amounts due and to that are to become due under the seller note, unless earlier terminated in accordance with the terms set forth in the consulting agreement. Additionally, PMW entered into two seller financed loans, in the aggregate amount of $2.5 million, which are fully guaranteed by the Company (the "Seller Financed

Loans"). The Seller Financed Loans bear interest at 8.0% per annum, with interest payable quarterly in arrears. As of June 30, 2024, the Company concluded that PMW was in default of its Fixed Cost Coverage Ratio (“FCCR”) covenant, as specified in the credit agreement governing the Revolving Credit Facility (see Note 10). The Seller Financed Loans stipulate that payment of the notes will be due and payable upon any event of default under the Revolving Credit Facility, and the Live Ventures Incorporated guarantee shall go into effect. Consequently, as of June 30, 2024, the balances on the Seller Financed Loans, in the amount of $2.5 million in the aggregate, have been reclassified to current liabilities. The Company is in the process of resolving the default with Fifth Third Bank. The Seller Financed Loans have a maturity date of July 18, 2028. As of June 30, 2024 and September 30, 2023, the carrying value of the seller financed loans was approximately $2.5 million.
Central Steel
In connection with the purchase of Central Steel, on May 15, 2024, Precision Marshall entered into an employment agreement with the previous owner of Central Steel to serve as its President. The employment agreement is for an initial term of two years and shall be automatically extended in 90-day increments unless either party provides notice as required under the agreement. Additionally, Precision Marshall entered into a seller financed loan in the amount of $1.1 million with the previous owner of Central Steel (the "Sellers Subordinated Promissory Note"). The Sellers Subordinated Promissory Note bears interest at 8.0% per annum, with interest payable quarterly in arrears. The Sellers Subordinated Promissory Note has a maturity date of May 15, 2029. As of June 30, 2024, the remaining principal balance was $1.1 million.
Note 13:     Stockholders’ Equity
Series E Convertible Preferred Stock
As of June 30, 2024 and September 30, 2023, there were 47,840 shares of Series E Convertible Preferred Stock issued and outstanding, respectively.
Treasury Stock
As of June 30, 2024 and September 30, 2023, the Company had 694,414 and 660,063 shares of Treasury Stock, respectively. During the nine months ended June 30, 2024 and 2023, the Company repurchased 34,351 and 38,990 shares of its common stock for approximately $862,000 and $988,000, respectively. During the nine months ended June 30, 2024 and 2023, the average price paid per share was $25.09 and $25.35, respectively.
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

The following table summarizes stock option activity for the fiscal year ended September 30, 2023 and the nine months ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2022	87,500	$18.81	0.78	$771
Granted	17,500	$35.00
Exercised	(31,250)	$14.64
Outstanding at June 30, 2023	73,750	$24.42	1.38	$762
Exercisable at June 30, 2023	73,750	$24.42	1.38	$762

Outstanding at September 30, 2023	53,750	$21.51	1.54	$540
Granted	17,500	$40.00
Exercised	(6,250)	$15.00
Forfeited	(5,000)	$40.00
Outstanding at June 30, 2024	60,000	$26.04	1.54	$317
Exercisable at June 30, 2024	60,000	$26.04	1.54	$317
The Company recognized compensation expense of approximately $175,000 and $287,000 during the three months ended June 30, 2024 and 2023, respectively, and approximately $275,000 and $396,000 during the nine months ended June 30, 2024 and 2023, respectively, related to stock option awards and restricted stock awards granted to certain employees and officers based on the grant date fair value of the awards, and the revaluation for existing options whereby the expiration date was extended.
As of June 30, 2024, the Company had no unrecognized compensation expense associated with stock option awards.
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

The following table presents the computation of basic and diluted net earnings per share (in $000's):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Basic
Net (loss) income	$(2,855)	$1,060	$(6,818)	$4,462
Less: preferred stock dividends	—	—	—	—
Net (loss) income applicable to common stock	$(2,855)	$1,060	$(6,818)	$4,462

Weighted average common shares outstanding	3,140,191	3,166,842	3,153,034	3,123,177
Basic (loss) earnings per share	$(0.91)	$0.33	$(2.16)	$1.43

Diluted
Net (loss) income applicable to common stock	$(2,855)	$1,060	$(6,818)	$4,462
Add: preferred stock dividends	—	—	—	—
Net (loss) income applicable to diluted earnings per share	$(2,855)	$1,060	$(6,818)	$4,462

Weighted average common shares outstanding	3,140,191	3,166,842	3,153,034	3,123,177
Add: Options	—	19,823	—	20,218
Add: Series E Preferred Stock	—	239	—	239
Assumed weighted average common shares outstanding	3,140,191	3,186,904	3,153,034	3,143,634
Diluted (loss) earnings per share	$(0.91)	$0.33	$(2.16)	$1.42
Basic earnings per common share ("EPS") is computed by dividing net income by the weighted average number of shares of Common Stock outstanding for the period. Diluted EPS is computed by dividing net income by the sum of the weighted average number of shares of Common Stock outstanding and the effect of dilutive securities. No diluted EPS computation was made for the three and nine months ended June 30, 2024, as the Company recorded a net loss. Had the Company calculated diluted EPS for the three and nine months ended June 30, 2024, the total assumed weighted average common shares outstanding would have been 3,155,546 and 3,168,619, respectively, and there would have been 35,000 options to purchase shares of common stock that were anti-dilutive. For the three and nine months ended June 30, 2023, there were 38,500 options to purchase shares of common stock that were anti-dilutive, and not included in the diluted EPS computation.
Note 16: Related Party Transactions
Transactions with Isaac Capital Group, LLC
As of June 30, 2024, Isaac Capital Group, LLC (“ICG”) beneficially owns 49.3% of the Company’s issued and outstanding capital stock. Jon Isaac, the Company's President and Chief Executive Officer, is the President and sole member of ICG, and, accordingly, has sole voting and dispositive power with respect to these shares. Mr. Isaac also personally owns 219,177 shares of common stock and holds options to purchase up to 25,000 shares of common stock at an exercise price of $10.00 per share, all of which are currently exercisable. On January 13, 2023, the expiration date for Mr. Isaac's options was extended from January 15, 2023 to January 15, 2025.
ICG Term Loan
During 2015, Marquis entered into a mezzanine loan in the amount of up to $7.0 million (the “ICF Loan”) with Isaac Capital Fund I, LLC (“ICF”), a private lender whose managing member is Jon Isaac. On July 10, 2020, (i) ICF released and discharged Marquis from all obligations under the loan, (ii) ICF assigned all of its rights and obligations under the instruments, documents, and agreements with respect to the ICF Loan to ICG, of which Jon Isaac, the Company’s President and Chief Executive Officer, is the sole member, and (iii) Live Ventures borrowed

$2.0 million (the “ICG Loan”) from ICG. The ICG Loan bears interest at 12.5% and matures in May 2025. As of June 30, 2024 and September 30, 2023, the outstanding balance on this note was $2.0 million.
ICG Revolving Promissory Note
On April 9, 2020, the Company, as borrower, entered into an unsecured revolving line of credit promissory note whereby ICG agreed to provide the Company with a $1.0 million revolving credit facility (the “ICG Revolver”). On June 23, 2022, as approved by unanimous consent of the Board of Directors of the Company, the amount of available revolving credit under the facility was increased to $6.0 million. No other terms of the Note were changed. On April 1, 2023, the Company entered into the Second Amendment of the ICG Revolver that extended the maturity date to April 8, 2024, increased the interest rate from 10% to 12% per annum, and decreased the amount of available revolving credit under the facility to $1.0 million. On January 11, 2024, the Company entered into the Third Amendment of the ICG Revolver that extended the maturity date to April 8, 2025 and increased the amount of available revolving credit under the facility to $5.0 million. As of June 30, 2024 and September 30, 2023, the outstanding balance on the ICG Revolver was $2.3 million and 1.0 million, respectively.
ICG Flooring Liquidators Note
On January 18, 2023, in connection with the acquisition of Flooring Liquidators, Flooring Affiliated Holdings, LLC, a wholly-owned subsidiary of the Company, as borrower, entered into a promissory note for the benefit of ICG in the amount of $5.0 million (“ICG Flooring Liquidators Loan”). The ICG Flooring Liquidators Loan matures on January 18, 2028, and bears interest at 12%. Interest is payable in arrears on the last day of each calendar month. The note is fully guaranteed by the Company. As of June 30, 2024 and September 30, 2023, the outstanding balance on this note was $5.0 million.
Transactions with JanOne Inc.
Tony Isaac, a member of the Company's board of directors, and father of the Company's Chief Executive Officer, Jon Isaac, is the Chief Executive Officer and a director of JanOne Inc. (“JanOne”). Richard Butler, a member of the Company's board of directors, is a director of JanOne.
Lease Agreement
Customer Connexx LLC, formerly a subsidiary of JanOne, previously rented approximately 9,900 square feet of office space from the Company at its Las Vegas office, which totals 16,500 square feet. JanOne paid the Company $35,000 and $55,000 in rent and other reimbursed expenses for three months ended June 30, 2024 and 2023, respectively, and $109,000 and $160,000 for the nine months ended June 30, 2024 and 2023, respectively.
Purchase Agreement with ARCA Recycling
On April 5, 2022, the Company entered into a Purchasing Agreement with ARCA Recycling, Inc. ("ARCA"), which was a wholly owned subsidiary of JanOne until March 2023. Pursuant to the agreement, the Company agreed to purchase inventory from time to time for ARCA as set forth in submitted purchase orders. The inventory is owned by the Company until ARCA installs it in customer's homes, and payment by ARCA to the Company is due upon ARCA's receipt of payment from the customer. All purchases made by the Company shall be paid back by ARCA in full plus an additional five percent surcharge or broker-type fee. As of June 30, 2024, the Company had a full allowance of approximately $690,000 recorded in the reserve for doubtful accounts for the amount due.
On February 7, 2024, the Company converted outstanding receivables from JanOne and amounts due under the Purchase Agreement with ARCA Recycling into a promissory note with JanOne. On March 6, 2024, the Company entered into a Note Sale Agreement (“NSA”) with an unaffiliated third party under which the third party acquired the promissory note for approximately $700,000. The NSA requires payment of 50% of the amount due upon execution, and the balance due no later than three days following 60 days after the date of execution. On March 11, 2024, the Company received payment of approximately $350,000, which was recorded as other income, and recorded a receivable for the deferred payment, which was subsequently received on April 29, 2024. In connection with the execution of the NSA, the Company recognized a gain of approximately $0.6 million in the second quarter.

Transactions with Vintage Stock CEO
Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, Inc., a wholly owned subsidiary of the Company, is the sole member of Spriggs Investments, LLC (“Spriggs Investments”).
Spriggs Promissory Note I
On July 10, 2020, the Company executed a promissory note (the “Spriggs Promissory Note I”) in favor of Spriggs Investments that memorializes a loan by Spriggs Investments to the Company in the initial principal amount of $2.0 million (the “Spriggs Loan I”). The Spriggs Loan I originally matured on July 10, 2022; however, the maturity date was extended to July 10, 2023, pursuant to unanimous written consent of the Board of Directors. The Spriggs Promissory Note I bears simple interest at a rate of 10.0% per annum. On January 19, 2023, the Company entered into a modification agreement of the Spriggs Loan I. Under the modification agreement, the Spriggs Promissory Note I will bear interest at a rate of 12% per annum, and the maturity date was extended to July 31, 2024. On February 29, 2024, the Company entered into a loan modification agreement of the Spriggs Loan I. Under the loan modification agreement, the Company was required to make a principal payment of $600,000 to Spriggs Investments within five business days following the effective date of the loan modification agreement, and make principal payments of not less than $300,000 each 90-day period thereafter, beginning on April 1, 2024, until the Spriggs Promissory Note I is fully repaid. Further, under the loan modification agreement, the maturity date of the Spriggs Promissory Note I was extended to July 31, 2025. All monthly payments under the original Spriggs Promissory Note I remain in effect through the maturity date as amended. As of June 30, 2024 and September 30, 2023, the principal amount owed was $1.1 million and $2.0 million, respectively.
Spriggs Promissory Note II
On January 19, 2023, in connection with the acquisition of Flooring Liquidators, the Company executed a promissory note in favor of Spriggs Investments in the initial principal amount of $1.0 million (the “Spriggs Loan II”). The Spriggs Loan II matures on July 31, 2024, and bears interest at a rate of 12% per annum. On February 29, 2024, the Company entered into a loan modification agreement of the Spriggs Loan II. Under the loan modification agreement, upon full principal repayment of the Spriggs Promissory Note I (see above), the Company will make principal payments of not less than $300,000, per each 90-day period, until the Spriggs Loan II is fully repaid. Further, under the loan modification agreement, the maturity date of the Spriggs Loan II was extended to July 31, 2025. All monthly payments under the original Spriggs Loan II remain in effect through the maturity date as amended. As of June 30, 2024 and September 30, 2023, the principal amount owed was $1.0 million.
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
Flooring Liquidators leases four properties from K2L Property Management, and one from Railroad Investments, each of which Mr. Kellogg is a member. Additionally, Flooring Liquidators leases two properties from Stephen Kellogg and Kimberly Hendrick as a couple, and properties from each of The Stephen Kellogg and Kimberly Hendrick Trust, The Stephen Kellogg Trust, and Mr. Kellogg personally. Ms. Hendrick is Mr. Kellogg's spouse.

Seller Notes
The Company routinely enters into related-party seller notes in conjunction with its acquisitions. See Note 12 for the details related to existing seller notes.
Procedures for Approval of Related Party Transactions
In accordance with its charter, the Audit Committee reviews and approves all related party transactions (as such term is defined for purposes of Item 404 of Regulation S-K). The Audit Committee participated in the review, approval, or ratification of the transactions described above.

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
On October 1, 2021, the Company Defendants and third-party defendants moved to dismiss the SEC complaint. On September 7, 2022, the court denied the Company Defendants’ motion to dismiss, but granted one of the third-party defendant’s motions to dismiss, granting the SEC leave to file an amended complaint. On September 21, 2022, the SEC filed an amended complaint to which the Company Defendants filed an answer on October 11, 2022, denying liability. The court subsequently entered a discovery scheduling order and the parties exchanged initial disclosures. The parties participated in a mediation in June 2023. The mediation was not successful and the case is currently in the midst of discovery. Fact discovery was completed on May 20, 2024. The parties are currently engaged in expert discovery, which is set to conclude on August 26, 2024. The Company Defendants strongly dispute and deny the allegations and intend to continue to defend themselves vigorously against the claims.

Sieggreen Class Action
On August 13, 2021, Daniel E. Sieggreen, individually and on behalf of all others similarly situated claimants (the "Plaintiff"), filed a class action complaint for violation of federal securities laws in the United States District Court for the District of Nevada, naming the Company, Jon Isaac, the Company's current President and Chief Executive Officer, and Virland Johnson, the Company's former Chief Financial Officer, as defendants (collectively, the "Company Defendants"). The allegations asserted are similar to those in the SEC Complaint. Among other sought relief, the complaint seeks damages in connection with the purchases and sales of the Company’s securities between December 28, 2016 and August 3, 2021. As of December 17, 2021, the judge granted a stipulation to stay proceedings pending the resolutions of the motions to dismiss in the SEC Complaint. On February 1, 2023, the final motion to dismiss relating to the SEC Complaint was denied, which was subsequently noticed in the Sieggreen action on February 2, 2023. Plaintiff filed an Amended Complaint on March 6, 2023. On May 5, 2023, the Company Defendants filed a Motion to Dismiss the Amended Complaint, and the briefing on that motion is now complete. Discovery is automatically stayed in this case until after the disposition of the Motion to Dismiss. The Motion to Dismiss is set for hearing on August 28, 2024. If the Motion to Dismiss is not successful, the case will proceed to discovery. The Company Defendants strongly dispute and deny the allegations at issue in this case and intend to continue to defend themselves vigorously against these claims.
Holdback Matter
On October 10, 2022, a representative for the former shareholders of Precision Industries, Inc. filed a civil complaint in the Court of Chancery of the State of Delaware. The complaint alleged that the Company violated the terms of an agreement and plan of merger dated July 14, 2020, by failing to pay the shareholders a certain indemnity holdback of $2,500,000. The Chancery Court dismissed that action for lack of jurisdiction. On January 12, 2023, the representative re-filed the same action in the United States District Court for the Western District of Pennsylvania. On October 26, 2023, the Company counterclaimed against the representative and all represented shareholders for fraudulently misrepresenting the seller’s inventory and accounting methodology and asserting damages in excess of $4,500,000. On April 10, 2024, the District Court dismissed the individual shareholders, leaving intact the company's misrepresentation claims against the shareholder representative. The Court subsequently denied the shareholder representative's motion for leave to amend to assert statute of limitation defenses. The Company expects discovery to last for approximately one year.
Wage and Hour Matter
On July 27, 2022, Irma Sanchez, a former employee of Elite Builder Services, Inc. (“Elite Builders”), filed a class action complaint against Elite Builders in the Superior Court of California, County of Alameda, which was transferred to Stanislaus County. The complaint alleges that Elite Builders failed to pay all minimum and overtime wages, failed to provide lawful meal periods and rest breaks, failed to provide accurate itemized wage statements, and failed to pay all wages due upon separation as required by California law. The complaint was later amended as a matter of right on October 4, 2022. Further, Ms. Sanchez put the Labor & Workforce Development Agency on notice to exhaust administrative remedies and enable her to bring an additional claim under the California Labor Code Private Attorneys General Act, which permits an employee to assert a claim for violations of certain California Labor Code provisions on behalf of all aggrieved employees to recover statutory penalties. The parties have agreed to participate in mediation on October 30, 2024, in an effort to minimize litigation costs and seek resolution.

General
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

The following tables summarize segment information (in $000's):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Revenue
Retail-Entertainment	$16,503	$18,009	$53,930	$60,388
Retail-Flooring	36,981	27,449	103,332	48,218
Flooring Manufacturing	31,264	27,424	94,689	84,195
Steel Manufacturing	39,047	18,409	107,889	56,306
Corporate & Other	83	225	257	2,517
Total revenue	$123,878	$91,516	$360,097	$251,624

Gross profit
Retail-Entertainment	$9,552	$9,845	$30,916	$32,606
Retail-Flooring	13,525	10,386	38,259	18,128
Flooring Manufacturing	7,731	6,388	22,913	18,377
Steel Manufacturing	6,161	5,381	16,513	15,420
Corporate & Other	76	169	238	1,190
Total gross profit	$37,045	$32,169	$108,839	$85,721

Operating income (loss)
Retail-Entertainment	$1,332	$1,548	$6,305	$7,542
Retail-Flooring	(1,498)	1,049	(4,433)	833
Flooring Manufacturing	1,856	2,022	4,779	5,179
Steel Manufacturing	1,370	2,703	3,225	6,972
Corporate & Other	(1,929)	(1,761)	(6,042)	(5,446)
Total operating income	$1,131	$5,561	$3,834	$15,080

Depreciation and amortization
Retail-Entertainment	$208	$316	$700	$949
Retail-Flooring	1,304	1,107	3,931	2,102
Flooring Manufacturing	1,036	1,067	3,148	3,259
Steel Manufacturing	1,796	1,146	5,040	3,353
Corporate & Other	5	47	13	315
Total depreciation and amortization	$4,349	$3,683	$12,832	$9,978

Interest expense
Retail-Entertainment	$41	$134	$278	$423
Retail-Flooring	1,277	1,200	3,751	2,221
Flooring Manufacturing	1,126	1,028	3,126	3,082
Steel Manufacturing	1,577	903	4,756	2,531
Corporate & Other	212	220	652	510
Total interest expense	$4,233	$3,485	$12,563	$8,767

Net (loss) income before provision for income taxes
Retail-Entertainment	$1,327	$1,418	$6,282	$7,155
Retail-Flooring	(3,223)	(338)	(9,338)	(1,729)
Flooring Manufacturing	635	840	1,297	1,741
Steel Manufacturing	(1,105)	1,485	(3,180)	3,469

Corporate & Other	(1,457)	(2,048)	(4,288)	(4,712)
Total (loss) net income before provision for income taxes	$(3,823)	$1,357	$(9,227)	$5,924
Note 19:     Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to disclosures in its condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and nine months ended June 30, 2024, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the “2023 Form 10-K”).
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

Vintage Stock is an award-winning specialty entertainment retailer that offers a large selection of entertainment products, including new and pre-owned movies, video games and music products, as well as ancillary products, such as books, comics, toys and collectibles, in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells and trades new and pre-owned movies, music, video games, electronics and collectibles through 72 retail locations strategically positioned across Arkansas, Colorado, Idaho, Illinois, Kansas, Missouri, Nebraska, New Mexico, Oklahoma, Texas, and Utah.
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
On November 30, 2023, CRO acquired certain assets and assumed certain liabilities of Johnson Floor & Home ("Johnson"), a floor covering retailer and installer serving residential and commercial customers through locations in Tulsa, Oklahoma and Joplin, Missouri. On May 24, 2024, CRO entered into an asset purchase agreement with the original Seller of Johnson under which the original Seller agreed to purchase certain assets and assume certain obligations acquired by CRO under the original asset purchase agreement.
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
Steel Manufacturing Segment
Our Steel Manufacturing segment is comprised of Precision Industries, Inc. (“Precision Marshall”), and its wholly-owned subsidiaries, The Kinetic Co., Inc. (“Kinetic”), CSF Holdings, LLC (“Central Steel”), and Precision Metal Works, Inc. (“PMW”).
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
On May 17, 2024, we acquired Central Steel. Founded in 1969 in Chicago, Illinois, Central Steel is a manufacturer of specialized fabricated metal products. Central Steel offers over 2,300 unique products to more than 500 customers. Its extensive product line, primarily for data centers, includes cable racks, auxiliary framing, hardware, insulation products, and network bays.

On June 10, 2024, Kinetic acquired certain assets and assumed certain liabilities of Midwest Grinding. Founded in 1961 in Milwaukee, Wisconsin, Midwest Grinding is a grinding house dedicated to precision Blanchard and specialty surface grinding of small to extra-large capacity.
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
Results of Operations Three Months Ended June 30, 2024 and 2023
The following table sets forth certain statement of income items and as a percentage of revenue, for the three months ended June 30, 2024 and 2023 (in $000’s):

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
		% of Total Revenue		% of Total Revenue
Selected Data
Revenue	$123,878		$91,516
Cost of revenue	86,833	70.1%	59,347	64.8%
General and administrative expenses	30,062	24.3%	23,226	25.4%
Sales and marketing expenses	5,852	4.7%	3,382	3.7%
Interest expense, net	4,233	3.4%	3,485	3.8%
(Loss) income before provision for income taxes	(3,823)	(3.1%)	1,357	1.5%
(Benefit) provision for income taxes	(968)	(0.8%)	297	0.3%
Net (loss) income	$(2,855)	(2.3%)	$1,060	1.2%

Adjusted EBITDA (a)
Retail-Entertainment	$1,575		$1,864
Retail-Flooring	(258)		2,083
Flooring Manufacturing	2,797		2,935
Steel Manufacturing	3,102		3,534
Corporate & Other	(1,093)		(841)
Total Adjusted EBITDA	$6,123		$9,575

Adjusted EBITDA as a percentage of revenue
Retail-Entertainment	9.5%		10.3%
Retail-Flooring	(0.7%)		7.6%
Flooring Manufacturing	8.9%		10.7%
Steel Manufacturing	7.9%		19.2%
Corporate & Other	N/A		N/A
Consolidated adjusted EBITDA as a percentage of revenue	4.9%		10.5%
(a)See reconciliation of net income to Adjusted EBITDA below.

The following table sets forth revenue by segment (in $000’s):

	For the Three Months Ended June 30, 2024		For the Three Months Ended June 30, 2023
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Revenue
Retail-Entertainment	$16,503	13.3%	$18,009	19.7%
Retail-Flooring	36,981	29.9%	27,449	30.0%
Flooring Manufacturing	31,264	25.2%	27,424	30.0%
Steel Manufacturing	39,047	31.5%	18,409	20.1%
Corporate & Other	83	0.1%	225	0.2%
Total Revenue	$123,878	100.0%	$91,516	100.0%
The following table sets forth gross profit earned by segment and gross profit as a percentage of total revenue for each segment (in $000’s):

	For the Three Months Ended June 30, 2024		For the Three Months Ended June 30, 2023
	Gross Profit	Gross Profit % of Total Revenue	Gross Profit	Gross Profit % of Total Revenue
Gross Profit
Retail-Entertainment	$9,552	7.7%	$9,845	10.8%
Retail-Flooring	13,525	10.9%	10,386	11.3%
Flooring Manufacturing	7,731	6.2%	6,388	7.0%
Steel Manufacturing	6,161	5.0%	5,381	5.9%
Corporate & Other	76	0.1%	169	0.2%
Total Gross Profit	$37,045	29.9%	$32,169	35.2%
Revenue
Revenue increased approximately $32.3 million, or 35.4%, to approximately $123.9 million for the quarter ended June 30, 2024, compared to revenue of approximately $91.5 million in the prior year period. The increase is primarily attributable to the acquisitions of PMW, which was acquired during the fourth quarter of fiscal year 2023, and Central Steel, which was acquired in May 2024, which collectively added approximately $21.1 million, an increase of approximately $9.5 million in the Flooring Retail segment, as well as an increase of approximately $3.8 million in the Flooring Manufacturing segment. The increase was partially offset by decreased revenue of approximately $2.2 million in the Company’s other business segments due to general economic conditions.
Cost of Revenue
Cost of revenue as a percentage of revenue was 70.1% for three months ended June 30, 2024 as compared to 64.8% for the three months ended June 30, 2023. The increase was primarily attributable to the acquisition of PMW, which historically has generated lower margins, as well as a decrease in margins in our Steel Manufacturing segment as a whole due to decreased production related to a slowdown in sales, partially offset by an increase in margins in our Flooring Manufacturing segment due to increased sales of Harris Flooring Group® brands, which generates higher margins.
General and Administrative Expense
General and Administrative expenses increased by 29.4% to approximately $30.1 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase is primarily due to the acquisition of PMW during fiscal 2023, as well as increased expenses in our Flooring Retail segment.

Sales and Marketing Expense
Sales and marketing expense increased by 73.0% to approximately $5.9 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to expanding our sales force in connection with the acquisition of the Harris Flooring Group® brands, increased convention and trade show activity in our Flooring Manufacturing segment, as well as increased sales force in our Retail Flooring segment.
Interest Expense, net
Interest expense, net, increased by approximately $750,000 to $4.3 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to increased debt balances related to the acquisition of PMW, and for our Retail Flooring segment, and to fund operations, and increased interest rates during the period.
Results of Operations Nine Months Ended June 30, 2024 and 2023
The following table sets forth certain statement of income items and as a percentage of revenue, for the nine months ended June 30, 2024 and 2023 (in $000’s):

	For the Nine Months Ended June 30, 2024		For the Nine Months Ended June 30, 2023
		% of Total Revenue		% of Total Revenue
Statement of Income Data:
Revenue	$360,097		$251,624
Cost of revenue	251,258	69.8%	165,903	65.9%
General and administrative expenses	87,565	24.3%	60,443	24.0%
Sales and marketing expenses	17,440	4.8%	10,198	4.1%
Interest expense, net	12,563	3.5%	8,767	3.5%
Income before provision for income taxes	(9,227)	(2.6%)	5,924	2.4%
Provision for income taxes	(2,409)	(0.7%)	1,462	0.6%
Net income	$(6,818)	(1.9%)	$4,462	1.8%

Adjusted EBITDA (a)
Retail-Entertainment	$7,441		$8,519
Retail-Flooring	(803)		3,194
Flooring Manufacturing	7,571		8,082
Steel Manufacturing	8,235		9,729
Corporate & Other	(3,169)		(3,224)
Total Adjusted EBITDA	$19,275		$26,300

Adjusted EBITDA as a percentage of revenue
Retail-Entertainment	13.8%		14.1%
Retail-Flooring	(0.8%)		6.6%
Flooring Manufacturing	8.0%		9.6%
Steel Manufacturing	7.6%		17.3%
Corporate & Other	N/A		N/A
Consolidated adjusted EBITDA as a percentage of revenue	5.4%		10.5%
(a)See reconciliation of net income to Adjusted EBITDA below.
The following table sets forth revenue by segment (in $000’s):

	For the Nine Months Ended June 30, 2024		For the Nine Months Ended June 30, 2023
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Revenue
Retail-Entertainment	$53,930	15.0%	$60,388	24.0%
Retail-Flooring	103,332	28.7%	48,218	19.2%
Flooring Manufacturing	94,689	26.3%	84,195	33.5%
Steel Manufacturing	107,889	30.0%	56,306	22.4%
Corporate & other	257	0.1%	2,517	1.0%
Total Revenue	$360,097	100.0%	$251,624	100.0%
The following table sets forth gross profit earned by segment and gross profit as a percentage of total revenue for each segment (in $000’s):

	For the Nine Months Ended June 30, 2024			For the Nine Months Ended June 30, 2023
	Gross Profit	Gross Profit % of Total Revenue		Gross Profit	Gross Profit % of Total Revenue
Gross Profit
Retail-Entertainment	$30,916	8.6%		$32,606	13.0%
Retail-Flooring	38,259	10.6%		18,128	7.2%
Flooring Manufacturing	22,913	6.4%		18,377	7.3%
Steel Manufacturing	16,513	4.6%		15,420	6.1%
Corporate & other	238	0.1%		1,190	0.5%
Total Gross Profit	$108,839	30.2%	0.302249116210354	$85,721	34.1%
Revenue
Revenue increased approximately $108.5 million, or 43.1%, to $360.1 million for the nine months ended June 30, 2024, as compared to the prior year period revenue of $251.6 million. The increase is primarily attributable to the acquisitions of PMW and Flooring Liquidators, which collectively added $110.2 million, as well as an increase of approximately $10.5 million in the Flooring Manufacturing segment. The increase was partially offset by decreased revenue of approximately $12.2 million in the Company’s other business segments due to general economic conditions.
Cost of Revenue
Cost of revenue as a percentage of revenue was 69.8% for nine months ended June 30, 2024 as compared to 65.9% for the nine months ended June 30, 2023. The increase was primarily attributable to the acquisition of PMW, which historically has generated lower margins, as well as a decrease in margins in our Steel Manufacturing segment as a whole due to decreased production due to a slow down in sales, partially offset by an increase in margins in our Flooring Manufacturing segment due to increased sales of Harris Flooring Group® brands, which generates higher margins.
General and Administrative Expense
General and administrative expenses increased by 44.9% to approximately $87.6 million for the nine months ended June 30, 2024, as compared to the nine months ended June 30, 2023. The increase is primarily due to the acquisitions of Flooring Liquidators and PMW during fiscal 2023.
Sales and Marketing Expense
Sales and marketing expense increased by 71.0% to approximately $17.4 million for the nine months ended June 30, 2024, as compared to the nine months ended June 30, 2023, primarily due to expanding our sales force in connection with the acquisition of the Harris Flooring Group® brands, increased convention and trade show activity in our Flooring Manufacturing segment, as well as the acquisition of Flooring Liquidators.
Interest Expense, net
Interest expense, net, increased by approximately $3.8 million for the nine months ended June 30, 2024, as compared to the nine months ended June 30, 2023, primarily due to increased debt balances related to the acquisitions of Flooring Liquidators and PMW, and to fund operations, and increased interest rates during the period.
Results of Operations by Segment for the Three Months Ended June 30, 2024 and 2023

	For the Three Months Ended June 30, 2024										For the Three Months Ended June 30, 2023
	Retail-Entertainment		Retail-Flooring		Flooring Manufacturing		Steel Manufacturing		Corporate & Other	Total	Retail-Entertainment	Retail-Flooring		Flooring Manufacturing		Steel Manufacturing		Corporate & Other	Total
Revenue	$16,503		$36,981		$31,264		$39,047		$83	$123,878	$18,009	$27,449		$27,424		$18,409		$225	$91,516
Cost of Revenue	6,951	—	23,456	—	23,533	—	32,886	—	7	86,833	8,164	17,063	—	21,036	—	13,028	—	56	59,347
Gross Profit	9,552		13,525		7,731		6,161		76	37,045	9,845	10,386		6,388		5,381		169	32,169
General and Administrative Expense	8,043		13,760		1,662		4,596		2,001	30,062	8,086	9,188		1,501		2,551		1,900	23,226
Selling and Marketing Expense	177		1,263		4,213		195		4	5,852	211	149		2,865		127		30	3,382
Operating Income (Loss)	$1,332		$(1,498)		$1,856		$1,370		$(1,929)	$1,131	$1,548	$1,049		$2,022		$2,703		$(1,761)	$5,561
Retail-Entertainment Segment
Retail-Entertainment segment revenue for the quarter ended June 30, 2024 was approximately $16.5 million, a decrease of approximately $1.5 million, or 8.4%, compared to prior year period revenue of approximately $18.0 million. Revenue decreased primarily due to reduced consumer demand and a shift in sales mix toward used products, which generally have lower ticket sales with higher margins. The shift in sales mix also contributed to the increase in gross margin to 57.9% for the quarter ended June 30, 2024, compared to 54.7% for the prior year period. Operating income for the quarter ended June 30, 2024 was approximately $1.3 million, compared to operating income of approximately $1.5 million for the prior year period.
Retail-Flooring Segment
The Retail-Flooring segment consists of Flooring Liquidators, which was acquired in January 2023. Revenue for the quarter ended June 30, 2024, was approximately $37.0 million, an increase of approximately $9.5 million, or 34.7%, compared to prior year period revenue of approximately $27.4 million. The increase is primarily due to increased revenue in Flooring Liquidator's builder design and installation segment, EBS, and the acquisitions of CRO and Johnson by Flooring Liquidators during the first quarter of fiscal year 2024. The gross margin for the quarter ended June 30, 2024 was 36.6%, compared to 37.8% for the prior year period. Operating loss for the quarter ended June 30, 2024 was approximately $1.5 million, compared to operating income of approximately $1.0 million for the prior year period. The increase in operating loss was primarily due to temporary inefficiencies associated with the acquisitions of CRO and Johnson.
Flooring Manufacturing Segment
Revenue for the quarter ended June 30, 2024 was approximately $31.3 million, an increase of approximately $3.8 million, or 14.0%, compared to prior year period revenue of approximately $27.4 million. The gross margin was 24.7% for the quarter ended June 30, 2024, compared to 23.3% for the prior year period. The revenue and gross margin increases are primarily due to increased sales associated with the acquisition of the Harris Flooring Group® brands in the fourth quarter of fiscal year 2023. Operating income for the quarter ended June 30, 2024 was approximately $1.9 million, compared to operating income of approximately $2.0 million for the prior year.
Steel Manufacturing Segment
Revenue for the quarter ended June 30, 2024 was approximately $39.0 million, an increase of approximately $20.6 million or 112.1%, compared to the prior year period revenue of approximately $18.4 million. The increase is primarily due to increased revenue of approximately $19.2 million at PMW, which was acquired during July 2023, and approximately $1.9 million at Central Steel, which was acquired during May 2024, partially offset by a $0.5 million decrease in the Company’s other Steel Manufacturing businesses. The gross margin was 15.8% for the quarter ended June 30, 2024, compared to

29.2% for the prior year period. The decrease in gross margin is primarily due to the acquisition of PMW, which has historically generated lower margins, as well as an overall decrease in margins in the Steel Manufacturing segment due to reduced production efficiencies as a result of lower demand. Operating income for the quarter ended June 30, 2024 was approximately $1.4 million, compared to operating income of approximately $2.7 million in the prior year period.
Corporate and Other Segment
Revenue for the quarter ended June 30, 2024 was approximately $0.1 million, a decrease of approximately $0.1 million, or 63.1%, compared to the prior year period revenue of approximately $0.2 million. The decrease was primarily due to the closure of SW Financial in May 2023. Operating loss for the quarter ended June 30, 2024 was approximately $1.9 million, compared to an operating loss of approximately $1.8 million in the prior year period.
Results of Operations by Segment for the Nine Months Ended June 30, 2024 and 2023

	For the Nine Months Ended June 30, 2024						For the Nine Months Ended June 30, 2023
	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total
Revenue	$53,930	$103,332	$94,689	$107,889	$257	$360,097	$60,388	$48,218	$84,195	$56,306	$2,517	$251,624
Cost of Revenue	23,014	65,073	71,776	91,376	19	251,258	27,782	30,090	65,818	40,886	1,327	165,903
Gross Profit	30,916	38,259	22,913	16,513	238	108,839	32,606	18,128	18,377	15,420	1,190	85,721
General and Administrative Expense	24,117	39,251	5,133	12,801	6,263	87,565	24,528	17,061	4,430	8,019	6,405	60,443
Selling and Marketing Expense	494	3,441	13,001	487	17	17,440	536	234	8,768	429	231	10,198
Operating Income (Loss)	$6,305	$(4,433)	$4,779	$3,225	$(6,042)	$3,834	$7,542	$833	$5,179	$6,972	$(5,446)	$15,080
Retail-Entertainment Segment
Retail-Entertainment segment revenue for the nine months ended June 30, 2024 was approximately $53.9 million, a decrease of approximately $6.5 million, or 10.7%, compared to the prior year period revenue of approximately $60.4 million. The decrease in revenue is primarily due to reduced consumer demand and a shift in sales mix toward used products, which generally have lower ticket sales with higher margins. The shift in sales mix also contributed to the increase in gross margin to 57.3% for the nine months ended June 30, 2024, compared to 54.0% for the prior year period. Operating income for the nine months ended June 30, 2024 was approximately $6.3 million, compared to operating income of approximately $7.5 million for the prior year period.
Retail-Flooring Segment
The Retail-Flooring segment consists of Flooring Liquidators, which was acquired in January 2023. Revenue for the nine months ended June 30, 2024 was approximately $103.3 million, an increase of approximately $55.1 million, or 114.3%, compared to the prior year period revenue of $48.2 million. The increase is due to the acquisition of Flooring Liquidators in the second quarter of fiscal year 2023 and the acquisitions of CRO and Johnson by Flooring Liquidators during the first quarter of fiscal year 2024. The gross margin for the nine months ended June 30, 2024 was 37.0%, compared to 37.6% for the prior year period. Operating loss for the nine months ended June 30, 2024 was approximately $4.4 million, compared to operating income of approximately $0.8 million for the prior year period. The increase in operating loss was primarily due to temporary inefficiencies associated with the acquisitions of CRO and Johnson in the current period.
Flooring Manufacturing Segment
Revenue for the nine months ended June 30, 2024 was approximately $94.7 million, an increase of approximately $10.5 million, or 12.5%, compared to the prior year period revenue of approximately $84.2 million. The gross margin was 24.2% for the nine months ended June 30, 2024, compared to 21.8% for the prior year period. The increase in revenue and gross margin are primarily due to increased sales associated with the acquisition of the Harris Flooring Group® brands in the fourth quarter of fiscal year 2023. Operating income for the nine months ended June 30, 2024 was approximately $4.8 million, compared to operating income of approximately $5.2 million for the prior year period.
Steel Manufacturing Segment
Revenue for the nine months ended June 30, 2024 increased approximately $51.6 million or 91.6% to approximately $107.9 million, as compared to the prior year period revenue of $56.3 million. The increase is primarily due to increased revenue of approximately $55.1 million at PMW, which was acquired during Q4 2023, and $1.9 million at Central Steel, which was acquired during May 2024, partially offset by a $5.4 million decrease in the Company’s other Steel

Manufacturing businesses. The gross margin was 15.3% for the nine months ended June 30, 2024, compared to 27.4% for the prior year period. The decrease in gross margin is primarily due to the acquisition of PMW, which has historically generated lower margins, as well as overall decreased margins in the Steel Manufacturing segment due to reduced production. Operating income for the nine months ended June 30, 2024 was approximately $3.2 million, compared to operating income of approximately $7.0 million in the prior year period.
Corporate and Other Segment
Revenue for the nine months ended June 30, 2024 decreased by approximately $2.3 million. The decrease was primarily due to the closure of SW Financial in May 2023. Operating loss for the nine months ended June 30, 2024 was approximately $6.0 million, compared to a loss of approximately $5.4 million in the prior year period.
Adjusted EBITDA Reconciliation
The following table presents a reconciliation of net income to Adjusted EBITDA for the three and nine months ended June 30, 2024 and 2023 (in 000's):

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net (loss) income	$(2,855)	$1,060	$(6,818)	$4,462
Depreciation and amortization	4,349	3,683	12,832	9,978
Stock-based compensation	174	287	274	396
Interest expense, net	4,233	3,485	12,563	8,767
Income tax (benefit) expense	(968)	297	(2,409)	1,462
SW Financial settlement gain	—	(1,000)	—	(2,000)
Disposition of SW Financial	—	1,697	—	1,697
Acquisition costs	889	66	1,762	1,538
Debt acquisition costs	—	—	183	—
Disposition of Johnson	301	—	301	—
Other non-recurring charges	—	—	587	—
Adjusted EBITDA	$6,123	$9,575	$19,275	$26,300
Adjusted EBITDA for the quarter ended June 30, 2024 was approximately $6.1 million, a decrease of approximately $3.5 million, or 36.1%, compared to the prior year period. The decrease is primarily due to decreases in gross profit and operating income.
Adjusted EBITDA for the nine months ended June 30, 2024 was $19.3 million, a decrease of approximately $7.0 million, or 26.7%, compared to the prior year period. The decrease is primarily due to decreases in gross profit and operating income.
Liquidity and Capital Resources
As of June 30, 2024, we had total cash on hand of approximately $4.7 million and approximately $29.7 million of available borrowing under our revolving credit facilities. As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature, and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
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

Working Capital
We had working capital of approximately $57.5 million as of June 30, 2024, as compared to working capital of approximately $85.0 million as of September 30, 2023; a decrease of approximately $27.5 million. The decrease is primarily due to increases in accrued liabilities, the current portion of long-term debt, and the current portion of operating lease obligations, and a decrease in income taxes receivable, partially offset by decreases in the current portion of notes payable to related parties and accounts payable, and an increase in accounts receivable.
Cash Flows from Operating Activities
The Company’s cash, as of June 30, 2024, was approximately $4.7 million compared to approximately $4.3 million as of September 30, 2023, an increase of approximately $0.4 million. Net cash provided by operations was approximately $13.8 million and $26.0 million for the nine months ended June 30, 2024 and 2023, respectively. The decrease was primarily due to decreases in net income, deferred income tax liabilities, prepaids and other current assets, and trades receivables, partially offset by increases in accrued liabilities, depreciation and amortization expense, and accounts payable.
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
Cash Flows from Investing Activities
Our cash flows used in investing activities of approximately $18.0 million for the nine months ended June 30, 2024 consisted of the acquisitions of CRO by Flooring Liquidators, Johnson by CRO, Central Steel by Precision Marshall, Midwest Grinding by Kinetic, and purchases of property and equipment. Our cash flows used in investing activities of approximately $38.7 million for the nine months ended June 30, 2023 consisted of the acquisitions of Flooring Liquidators and Cal Coast Carpets, and purchases of property and equipment.
Cash Flows from Financing Activities
Our cash flows provided by financing activities of approximately $4.6 million during the nine months ended June 30, 2024 consisted of proceeds from failed sales and leaseback transactions of approximately $7.9 million, proceeds from the issuance of notes payable of approximately $2.7 million, net borrowings under revolver loans of approximately $2.0 million, and net borrowings under related party revolver loans of approximately $1.3 million, partially offset by payments on notes payable of approximately $5.1 million, payments for finance leases of approximately $2.5 million, payments of related party notes payable of $0.9 million, and purchases of treasury stock of approximately $860,000.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2024, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures. We carried out an evaluation, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, as of June 30, 2024, we concluded that the Company's disclosure, controls, and procedures were effective.
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
Our management assessed the design and effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, as of June 30, 2024, our management concluded that our internal controls over financial reporting were operating effectively.
There were no changes in our internal control over financial reporting that occurred during the nine months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors
None.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 20, 2018, the Company announced a $10 million common stock repurchase program (“2018 Program”), which expired on June 1, 2024. During the three months ended June 30, 2024, the Company made the following repurchases under the 2018 Program:

Month	Number of Shares Purchased	Average Purchase Price Paid	Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Amount that May be Purchased Under the Announced Plan or Program
April 2024	1,820	$25.26	1,820	$2,849,006
May 2024	16,336	$25.18	16,336	$2,437,737
Totals	18,156	$25.18	18,156	$—
On June 4, 2024, the Company announced a $10 million common stock repurchase program (“2024 Program”), which will remain effective until May 31, 2025 unless extended, canceled, or modified by the Company’s Board of Directors.
ITEM 3. Defaults Upon Senior Securities
As of June 30, 2024, the Company concluded that PMW was in default of its Fixed Cost Coverage Ratio (“FCCR”) covenant, as specified in the credit agreement governing the Revolving Credit Facility. This default provides the creditor rights to accelerate and made immediately due the borrowings under the Revolving Credit Facility and Fifth Third M&E Loan. As such, as of June 30, 2024, PMW’s long-term debt balances, in the amount of approximately $15.1 million, have been reclassified to current liabilities. The Seller Financed Loans, entered into in connection with the acquisition of PMW, stipulate that payment of the Seller Financed Loans will be due and payable upon any event of default under the Revolving Credit Facility, and the Live Ventures Incorporated guarantee shall go into effect. Consequently, as of June 30, 2024, the balances on the Seller Financed Loans, in the amount of $2.5 million in the aggregate, have also been reclassified to current liabilities. As of the date of the filing of this 10-Q, Fifth Third Bank has not exercised these rights and management is actively working with Fifth Third Bank to resolve the default.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
The following exhibits are filed with or incorporated by reference into this Quarterly Report.

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1		Amended and Restated Articles of Incorporation	8-K	001-33937	3.1	08/15/07
3.2		Certificate of Change	8-K	001-33937	3.1	09/07/10
3.3		Certificate of Correction	8-K	001-33937	3.1	03/11/13
3.4		Certificate of Change	10-Q	001-33937	3.1	02/14/14
3.5		Articles of Merger	8-K	001-33937	3.1.4	10/08/15
3.6		Certificate of Change	8-K	001-33937	3.1.5	11/25/16
3.7		Certificate of Designation for Series B Convertible Preferred Stock filed with Secretary of State for the State of Nevada on December 23, 2016, and effective as of December 27, 2016	10-K	001-33937	3.1.6	12/29/16
3.8		Bylaws	10-Q	001-33937	3.8	08/14/18
10.1		Cooperation Agreement, dated as of April 29, 2024, by and among Live Ventures Incorporated, a Nevada corporation, Isaac Capital Group LLC, a Delaware limited liability company, and LL Flooring Holdings, Inc., a Delaware corporation	8-K	001-33937	10.1	04/30/24
31.1	*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
_________________________
*Filed herewith
†    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Ventures Incorporated

Dated: August 8, 2024	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2024	/s/ David Verret
Chief Financial Officer
(Principal Financial Officer)