Form 10-K
period 2024-09-30
LIVE VENTURES Inc
filed 2024-12-19
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
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
If any emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates computed based on the closing sales price of such stock on March 31, 2024 was approximately $31.5 million.
The number of shares outstanding of the registrant’s common stock, as of December 6, 2024, was 3,120,591 shares.
DOCUMENTS INCORPORATED BY REFERENCE None

LIVE VENTURES INCORPORATED
FORM 10-K
For the year ended September 30, 2024
i

As used in this Annual Report on Form 10-K (this “Form 10-K”), unless otherwise stated or the context otherwise requires, references to “we,” “us,” “our,” the “Company,” “Live Ventures” and similar references refer collectively to Live Ventures Incorporated and its subsidiaries.
ii

Forward-Looking Statements
This Form 10-K contains statements that could constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements because they contain words such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates,’’ or ‘‘anticipates’’ or similar expressions that concern our strategy, plans, or intentions. Any statements we make relating to our future operations, performance and results, anticipated liquidity, or ongoing business strategies or prospects and possible Live Ventures’ actions, are forward-looking statements.
This report, including any information incorporated by reference in this report, contains forward-looking statements. The Company also may make forward-looking statements in other documents that are filed or furnished with the SEC. In addition, the Company may make forward-looking statements orally or in writing to investors, analysts, members of the media, or others.
All forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties that may change at any time and many of which are beyond the Company's control. You should not rely on any forward-looking statement as a prediction or guarantee about the future. Actual future objectives, strategies, plans, prospects, performance, conditions, or results may differ materially from those set forth in any forward-looking statement. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
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
•domestic or international hostilities and armed conflicts; and
•the future trading prices of our common stock.
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

PART I

ITEM 1.    Business
Our Company
The “Company,” “Live Ventures”, “Live”, “we,” “our,” and “us” are used interchangeably to refer to Live Ventures Incorporated and its subsidiaries, as appropriate in the context.
Live Ventures Incorporated (Nasdaq: LIVE) is a diversified holding company with a strategic focus on value-oriented acquisitions of domestic middle-market companies. Live Ventures’ acquisition strategy is industry agnostic and focuses on well-run, closely held businesses with a demonstrated track record of earnings growth and cash flow generation. The Company looks for opportunities to partner with management to build increased stockholder value through a disciplined buy-build-hold, long-term focused strategy. Live Ventures was founded in 1968 and later refocused under our Chief Executive Officer and strategic investor, Jon Isaac. The Company’s current portfolio of diversified operating subsidiaries includes companies in the textile, flooring, tools, steel, and entertainment industries.
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
Products and Services
Retail-Entertainment Segment
Vintage Stock, Inc.
Vintage Stock, Inc. ("Vintage Stock") is an award-winning, specialty entertainment retailer with 73 storefronts across the U.S. Vintage Stock enjoys a wide customer base comprised of electronic entertainment enthusiasts, avid collectors, gamers, children, seniors, and more. Vintage Stock offers a large selection of entertainment products including new and pre-owned movies, video games, and music products, as well as additional products, such as books, comics, toys, and collectibles—all available in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells and trades new and pre-owned movies, music, video games, electronics, and collectibles through various brand names including, Vintage Stock, Movie Trading Company, EntertainMart, and V-Stock strategically positioned across Alabama, Arkansas, Colorado, Idaho, Illinois, Kansas, Missouri, Montana, Nebraska, New Mexico, Oklahoma, Tennessee, Texas, and Utah. Stores range in size from 3,000 square feet to as large as 46,000 square feet, depending on market draw and population density. In addition to offering a wide array of products, Vintage Stock also offers services to customers, such as rentals, special orders, disc and video game hardware repair and more. Vintage Stock sells its new and used movies, video games, music, and toys through its website at www.vintagestock.com. Vintage Stock’s “Cooler Than Cash” program is its customer-reward program. When Vintage Stock customers bring in items to sell, they have two options: (i) sell their pre-owned products for cash or (ii) opt for store credit and receive a 50% bonus.
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
Market
According to the Entertainment Software Association (the “ESA”), today’s video games provide rich, engaging entertainment for players across all platforms. The 2022 Essential Facts About the Computer and Video Game Industry Report (the “Video Game Industry Report”) underscores how video games have evolved into a mass medium, noting that over 215 million adults in the United States play video games, 69% of Americans have at least one gamer in their household, and two in three Americans play video games at least weekly.
According to ESA , the average video game player is 36 years old. Ages 18 and under make up 24% in the age breakdown and 46% of all players are 18-50 years old. 61% of American adults report playing a video game for at least one hour every week. 68% of American players view games as a way to pass time or relax and 67% of American players say it is simply to have fun. Gen Alpha and Gen Z players report that console play is their primary platform at 58%, followed by PC at 54%. 78% of all American households report playing at least one gaming device in the past 12 months. The video game industry reported $57 billion in consumer spending in [year].
Competition
Vintage Stock’s industry is intensely competitive and subject to rapid changes in consumer preferences and frequent product introductions. Competition is based on the ability to adopt new technology, aggressive franchising, the establishment of brand names and quality of collections. It competes with mass merchants and regional chains; computer product and consumer electronics stores; other video game and PC software specialty stores; toy retail chains; direct sales by software publishers; and online retailers and game rental companies. However, it has established a presence in areas where it believes that it can take a greater portion of market share. It also competes with sellers of pre-owned and value video game products. Additionally, it competes with other forms of entertainment activities, including casual and mobile games, movies, television, theater, sporting events and family entertainment centers.
Retail-Flooring Segment
Flooring Liquidators, Inc.
The Company acquired Flooring Liquidators, Inc. (“Flooring Liquidators") in January 2023. Flooring Liquidators is a leading retailer and installer of flooring, carpeting, cabinets, and countertops to consumers, builders, and contractors in California, operating 25 warehouse-format stores and design centers operated in Arkansas, California, Minnesota, Missouri, and Nevada. Over the years, the company has established a strong reputation for innovation, efficiency and service in the home renovation and improvement market. Flooring Liquidators serves retail and builder customers through two businesses: retail customers through its Flooring Liquidators retail stores, and builder and contractor customers through Elite Builder Services, Inc.
Products
Flooring Liquidators is the go-to destination for a comprehensive selection of flooring, cabinets, and countertops. Its extensive range includes top-quality imported options in hardwood, laminate, and vinyl categories, along with strong partnerships with renowned brands like Shaw/Coretec, Mohawk, MSI, Mannington, and more. With esteemed manufacturers such as Lions Flooring, Gaia, Phenix, Compass Hardwood, Johnson Hardwood, Republic, Eternity, and Koville on display, Flooring Liquidators provides its customers with access to the highest quality products available.
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
Competition and Competitive Advantage
Flooring Liquidators’ primary competitors are big box brands like Home Depot and Lowes, as well as other prominent players such as Floor and Decor, Empire, and regional flooring companies.

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
Sales and Marketing
Flooring Liquidators’ success in attracting customers lies in its competitive pricing strategy, a driving force behind the increased traffic to its stores and website. The cost savings that it offers not only benefits its customers but also generates organic word-of-mouth marketing, amplifying its brand presence. To further expand its reach, it has expanded its social media footprint, utilizing platforms such as Facebook, Instagram, LinkedIn, and other channels. Additionally, its targeted paid search advertising leverages co-op funds from manufacturers, creating impactful co-branded campaigns. Adhering to a lean marketing approach, Flooring Liquidators carefully allocates its advertising budget, ensuring every dollar spent yields a return on investment.
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

At September 30, 2024, Marquis operated its business through ten brands, each specializing in a distinct area of the business. Marquis’ flooring source division is the largest of all of the brands. The following is a breakdown of each brand and the specialized products sold:

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
Products
Carpets & Rugs
Marquis produces innovative residential and commercial floorcovering products. Marquis offers over 200 running line styles under four brands; Marquis, Gulistan and Lonesome Oak, and Kraus, each of which provide quality and value. Marquis products feature high twist yarns produced with ultra-soft fibers, or high-performance commercial fibers, and are designed to perform well in high traffic areas.
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
Marquis’s specialty print brands offer printed patterned carpet designed for commercial applications. Patterns are tailored to a variety of end uses, such as fun centers, movies theatres, hotels, casinos, and corporate. All products are printed on high performance nylon and are soil and stain resistant.
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
Industry and Market
Marquis is an integrated carpet manufacturer and distributor of carpet and hard-surface flooring within a fragmented industry composed of a wide variety of companies from small privately held firms to large multinationals. In 2023, the U.S. floor covering industry had an estimated $34.1 billion in sales.
Floor covering sales are influenced by the homeowner remodeling and residential builder markets, existing home sales and housing starts, average house size, and home ownership. In addition, the level of sales in the floor covering industry is influenced by consumer confidence, spending for durable goods, the condition of residential and commercial construction, and overall strength of the economy.

Market
Carpet and Rugs
The carpet and rug industry had shipments of approximately $11.4 billion in 2023. The carpet and rugs industry has two primary markets, residential and commercial, with the residential market making up the largest portion of the industry. The industry has two primary sub-markets, replacement and new construction, with the replacement market making up the larger portion of the sub-markets. Approximately 52.0% of industry shipments are made in response to residential replacement demand.
Residential products consist of broadloom carpets and rugs in a broad range of styles, colors, and textures. Commercial products consist primarily of broadloom carpet and modular carpet tile for a variety of institutional applications including office buildings, restaurant chains, schools, and other commercial establishments. The carpet industry also manufactures carpet for the automotive, recreational vehicle, small boat, and other industries.
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
Hard Surfaces
Hard flooring surfaces, such as ceramic, luxury vinyl tile, hardwood, stone, and laminate, had shipments of approximately $22.7 billion in 2023. As with carpet and rugs, the market is split between residential and commercial and replacement and new construction, with residential replacement being the largest segment of the market.
Competition
The North American flooring industry is highly competitive with an increasing variety of product categories, shifting consumer preferences and pressures from imported products, particularly in the rug and hard surface categories. Marquis competes with other flooring manufacturers and resellers. Marquis is a fully integrated carpet mill, and, as a result, is able to produce carpet at the lowest cost possible for its target price point. Marquis is a one-stop shop for soft and hard surface products, allowing its customers to save time and receive quality service. Marquis offers innovative products and has quick turnaround times, turning a new product in two weeks from order to delivery. The principal methods of competition are service, quality, price, product innovation, and technology. Marquis’ lean operating structure, plus investments in manufacturing equipment, computer systems and marketing strategy, contributes to its ability to provide value on the basis of performance, quality, style, and service.
Raw Materials and Suppliers
Marquis believes that it will have access to an adequate supply of raw material on satisfactory commercial terms for the foreseeable future, as it is not dependent on any single supplier. It expects to receive adequate supply to service new and existing customers.
Customers
Marquis sells products to flooring dealers, home centers, other flooring manufacturers, and directly to commercial end-users. The majority of sales are to a network of flooring dealers across several different end markets, geographies, and product lines. Management believes that the dealer market is the most profitable market for its products because it’s a diversified customer base that values innovation, style, and service.
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
Marketing
Marquis has a team of approximately 70 full-time salespeople, who deepen customer relationships throughout its markets.

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
Founded in 1948, Precision Marshall “The Deluxe Company” has built a reputation of integrity, speed of service and doing things the “Deluxe Way”. The term Deluxe refers to all aspects of the product and customer service to be head and shoulders above the rest. From order entry to packaging and delivery, Precision Marshall makes it easy to do business and backs all products and service with a guarantee.

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
Precision Metal Works, Inc.
On July 20, 2023, the Company acquired Precision Metal Works, Inc. (“PMW”). Founded in 1947 in Louisville, Kentucky, PMW manufactures and supplies highly engineered parts and components across 400,000 square feet of manufacturing space in Kentucky. It offers world-class metal forming, assembly, and finishing solutions in the automotive and appliance industries. PMW ships in excess of 35 million stampings and assemblies per year.
Central Steel Fabricators
On May 17, 2024, Precision Marshall acquired Central Steel Fabricators (“Central Steel”). Founded in 1969 in Chicago, Illinois, Central Steel is a manufacturer of specialized fabricated metal products. Central Steel offers over 2,300 unique products to more than 500 customers. Its extensive product line, primarily for data centers, includes cable racks, auxiliary framing, hardware, insulation products, and network bays.
Products
Precision Industries, Inc.
Deluxe Alloy Plate
Precision Marshall provides three alloy plate products in sizes from 1/4 inch to 8 inches in thickness. These decarb-free heat treated and annealed plates are square and within a .020 tolerance on the surface allowing distributors to save cutting time, kerf loss, and machining time.
Deluxe Tool Steel Plate
Offering six different grades from 1/4 inch to 8 inches in thickness commonly used in the tooling industry, these square decarb-free, pre-heat-treated plates are finished to .020 tolerance, to provide distributors with the perfect plate to service their customers.

Precision Ground Flat Stock
Over 4,000 size/grade combinations across ten grades of tool steel, alloy and stainless steel are available every day and shipped the same day out of Precision Marshall’s national distribution center in Bolingbrook, Illinois over 99% of the time. These flat bars are finished to a 32 RMS finish within a tolerance of +/- .001 on the surface and are produced and available off the shelf in 18, 24, 36, and 72 inch and one-meter lengths. Custom, special tolerance items are made to order and typically shipped in three calendar days or less.
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
Central Steel Fabricators
Central Steel specializes in manufacturing and distributing a range of infrastructure and cable management solutions tailored for the communication industry. Its product offerings include equipment frames and cabinets to mount electronics such as routers and switches; cable racking to manage low voltage and power cables; grounding and isolation products; and all the related installation hardware.
Industry and Market
Precision Industries, Inc.
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
The Kinetic Co., Inc.
Kinetic primarily serves three industries or market segments, which include the tissue industry, steel industry, and contract work. The majority of Kinetic's revenues are derived from replacement knives or products specifically designed and manufactured to replace wear parts on cutting equipment. Kinetic has a strong reputation and is a respected brand in the industries it serves. Kinetic differentiates itself from its competition by being a one-stop-shop for grinding, machining, and heat treating. Much of the work done by Kinetic is specialized and its customers demand high quality and reliable products to keep production lines running. Kinetic has a customer base consisting of approximately 700 customers that is diversified, broad and stable. Ninety-five percent of Kinetic's revenues are from sales to companies located in the U.S.
Precision Metal Works, Inc.
PMW is part of the metal stamping industry that supplies complex components to the appliance and transportation industries. The primary process involves converting metal sheet into complex shapes using custom tooling specifically designed for those components. In addition, PMW has a powder coating process that applies a thin coat of paint and bakes the powder to form an aesthetically pleasing surface that is visible to the end user and also prevents corrosion on the surface of the metal. PMW has full engineering, tooling, and project management support for all phases of the development and manufacturing process. The market is large and highly specialized since no two stampings are the same. PMW works with large customers in the appliance and tier one automotive industry. Relationships are long and highly integrated.
Central Steel Fabricators
Central Steel serves carriers involved in legacy wireline, wireless, and VoIP communications. The convergence of data technologies has opened new avenues for its products, prompting it to adapt its offerings for the evolving data and IP markets. Its flexibility positions it well as its customers transition to these innovative technologies.
Market
Precision Industries, Inc.
Deluxe Alloy Plate
The De-Carb Free Alloy Plate Industry provides steel for molds and tooling across virtually all manufacturing segments with a dominance in the automobile industry. The alloy plate trade named “Marshalloy” comes in Heat Treat, Annealed and the superior proprietary mold quality which provides tighter chemistry and higher machine and polish ability.
Deluxe Tool Steel Plate
The De-Carb Free Tool Steel Plate Market in North America supplies pre-heat-treated plates that are commonly used to make tools, dies, and industrial knives used in a variety of industries with a dominance in the automotive industry.
Precision Ground Flat Stock
The Precision Ground Flat Stock market provides refined tool steel, alloy, and stainless flat bars that are used to make tools, dies, holder blocks, and industrial knives across all North American Manufacturing categories. Offering tight tolerances and a line ground finish, this product saves tool and die makers time and money by the off-the-shelf product being closer to the finished tool, die, or industrial knife.
Drill Rod
Drill Rod are tight tolerance pre-hardened round bars below two inches in diameter used in the manufacturing of dies, punching presses, drills, pins, screw applications, and other machine parts that require high strength and durability. Drill rod is commonly used in the construction, machinery, and manufacturing industries.
The Kinetic Co., Inc.
The largest industry served by Kinetic is the tissue industry with in excess of 350 customers. Kinetic also serves 130 steel mills or steel service centers across the U.S. and Canada. The contract business at Kinetic is a catchall segment consisting of a wide range of products and services ranging from plate grinding or milling for customers to countless specialized needs for companies that require precision machining, grinding, and heat treat applications.
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

Central Steel Fabricators
Central Steel diverse product line encompasses the entire infrastructure spectrum, providing us with a competitive edge in cost and logistics. It maintains a robust inventory of stock products, enabling quick fulfillment of customer orders. Additionally, its ability to develop and manufacture site-specific solutions helps it meet the needs of clients who are upgrading their facilities to align with current technologies.
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
Precision Metal Works, Inc.
The industry is made up of many small and midsized stampers that service appliance, automotive, aerospace, medical, and other markets. Competition is based on expertise, price, quality, location, and customer service. Metal stampings are generally heavy and large so shipping long distances or from overseas is not generally cost effective. Many of our customers have the ability to produce metal stampings however it is not the focus of their business. These are some of our many competitors; Challenge Manufacturing, Choice Fabricators Inc., Stone City Products Inc., Big Rapids Products., UltraTech.
Central Steel Fabricators
Its primary competitors in the telecom space are Newton Instruments and Moreng Telecom, both of which boast long histories in the industry. However, the integration of new communication technologies has introduced competition from companies traditionally focused solely on the data industry. While Central Steel's pricing structure remains competitive, we believe that Central Steel's exceptional service sets it apart from the competition.
Raw Material and Suppliers
Precision Industries, Inc.
There are a limited number of suppliers in the world market across each product category. Precision Marshall has developed a strength by securing a dedicated supply chain across several of its product offerings. Precision Marshall works with most of the highly specialized providers and has more than adequate sourcing options.
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
Precision Metal Works, Inc.
Metal suppliers are generally contracted by our customers as part of larger purchases. Automotive original equipment manufacturers usually source directly with the steel mills and pass the pricing down to the tier one and on to PMW. Large appliance manufacturers direct PMW where to purchase the steel from for each specific part. PMW does have freedom to select suppliers for some items such as paint or cardboard.
Central Steel Fabricators
Central Steel's products are primarily manufactured from high-quality commercial steel, with standard hardware used for assembly. Its grounding and isolation products utilize standard copper and GPO-3 fiberglass. It relies on multiple domestic sources for its materials, ensuring consistency and reliability in its supply chain. Central Steel's integrated enterprise resource planning system facilitates efficient purchasing, production planning, and inventory management.
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
The Kinetic Co., Inc.
Kinetic distributes its products from its Greendale, Wisconsin headquarters facility, and its Milwaukee, Wisconsin manufacturing facility, as well as its recently-acquired Midwest Grinding location in Milwaukee, Wisconsin. Kinetic carries some finished goods inventory from its headquarters or at a warehouse facility in Milwaukee, Wisconsin. The majority of Kinetic products are manufactured in Greendale and shipped upon completion. The Kinetic sales team consists of direct salespeople comprised of both employee Territory Sales Managers and outside sales representatives. This team of salespeople calls on customers and prospects located throughout the U.S. Kinetic also has a seasoned six-person inside sales team which is specialized in the market, and offers tremendous technological knowledge and insight to its customers.
Precision Metal Works, Inc.
PMW ships from facilities in Louisville and Frankfort Kentucky directly to its customers. Product is FOB its dock. All product is built to firm orders. All customers require orders, shipping, and invoicing through EDI. PMW has a VP of Business Development that works with current and new customers. Quotations are managed by the Cost Estimator through the tooling engineering group. The VP of Engineering and the engineering staff are integral to the quotation process with direct contact with the customers. Customers are located throughout North America and Mexico with a heavy concentration of customers located less than 400 miles from its plant.
Central Steel Fabricators
Central Steel's market primarily comprises engineering and installation firms that design, install, and maintain communication networks for wireline, wireless, and VoIP carriers. These specialized contractors typically serve multiple carriers within specific geographic regions. Given the time-sensitive nature of many projects, its reliable delivery promises have fostered strong customer relationships and loyalty.
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
Human Capital Resources
As of September 30, 2024, we had approximately 1,770 employees, of whom approximately 1,429 were full-time employees, in the United States. We employ both unionized and non-unionized employees and believe we have a good relationship with all employees. We recognize that attracting, motivating, and retaining talent at all levels is vital to continuing our growth and success. We offer industry-competitive wages and benefits; we are committed to maintaining a workplace environment that promotes employee productivity and satisfaction.
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
•with respect to our manufacturing segment, changes or proposed changes in import or export tariffs and other isolationist trade practices and policies;
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
Our obligations under our consolidated indebtedness are significant.
As of September 30, 2024, we had approximately $151.2 million of total consolidated principal indebtedness outstanding consisting of (in 000's):

Notes Payable
Revolver loans	$60,199
Equipment loans	13,346
Term loans	10,465
Other long-term debt	15,227
Subtotal notes payable	99,237

Related Party Notes Payable
Isaac Capital Group, LLC, 12.5% interest rate, matures May 2025	$2,000
Isaac Capital Group, LLC revolver, 12% interest rate, matures April 2025	2,600
Isaac Capital Group, LLC for Flooring Liquidators, 12% interest rate, matures January 2028	5,000
Spriggs Investments, LLC, 12% interest rate, matures July 2025	800
Spriggs Investments, LLC for Flooring Liquidators, 12% interest rate, matures July 2025	1,000
Subtotal related party notes payable	11,400

Sellers Notes Payable - Related Party
Seller of Flooring Liquidators, 8.24% interest rate, matures January 2028	34,000
Seller of PMW, 8.0% interest rate, matures July 2028	2,500
Seller of Kinetic, 7.0% interest rate, matures September 2027	3,000
Seller of Central Steel, 8.0% interest rate, matures May 2029	1,100
Subtotal sellers notes payable	40,600
Total indebtedness	$151,237
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
•limiting our ability to obtain additional financing to fund working capital requirements, capital expenditures, debt service, acquisitions, general corporate, or other obligations;
•subjecting us to a number of restrictive covenants that, among other things, limit our ability to pay dividends and distributions, make acquisitions and dispositions, borrow additional funds, and make capital expenditures and other investments;
•restricting our and our wholly-owned subsidiary’s ability to make dividend payments and other payments;

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
Our financial position may be affected by fluctuations in interest rates, as our floating rate credit facilities are subject to floating interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. Due to our current borrowings under our floating rate credit facilities, or if we were to increase our floating rate credit borrowings, an increase in interest rates could have an adverse effect on our financial condition and results of operations. As of the year ended September 30, 2024, our amount of floating rate credit borrowings was approximately $60.2 million.
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
Various federal and state employment and labor laws and regulations govern our relationships with our employees. These laws and regulations relate to matters, such as employment discrimination, wage and hour laws, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules, healthcare laws and regulations, and anti-discrimination and anti-harassment laws. Complying with these laws and regulations subjects us to substantial expense and non-compliance could expose us to significant liabilities. We have previously been subject to litigation regarding certain of these matters and may be subject to similar cases in the future. We could suffer losses from these and similar cases, and the amount of such losses or costs could be significant. In addition, several states and localities in which we operate (as well as the federal government) have from time-to-time enacted minimum wage increases, changes to eligibility for overtime pay, changes to paid sick leave, changes to mandatory vacation accruals, and changes to other similar requirements. These changes have increased our labor costs and may have a further negative impact on our labor costs in the future.
A significant number of our employees are paid at rates related to the applicable minimum wage. Federal, state, and local proposals that increase minimum wage requirements or mandate other employee matters will likely, to the extent implemented, materially increase our labor and other costs. Several states in which we operate have approved minimum wage increases that are above the federal minimum. As more jurisdictions implement minimum wage increases, our labor costs will continue to increase. Our ability to respond to minimum wage increases by increases in our prices depends on the willingness of our customers to pay higher prices and our perceived value relative to our competitors. Our distributors and suppliers could also be affected by higher minimum wages, benefit standards, and compliance costs, which would result in higher costs for goods and services that they supply to us.
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
We are subject to income and other taxes in the U.S. and our operations, plans, and results are affected by tax and other initiatives.
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
On August 2, 2021, the SEC filed a civil complaint in the United States District Court for the District of Nevada naming the Company and two of its executive officers  – Jon Isaac, the Company’s current President and Chief Executive Officer, and Virland Johnson, the Company’s former Chief Financial Officer, as defendants (collectively, the “Company Defendants”) as well as certain other related third parties (the “SEC Complaint”). The SEC Complaint alleges various financial, disclosure, and reporting violations related to income and earnings per share data, purported undisclosed stock promotion and trading, purported inaccurate disclosure regarding beneficial ownership of common stock, and undisclosed executive compensation from 2016 through 2018. The violations are brought under Section 10(b) of the Exchange Act and Rule 10b-5; Sections 13(a), 13(b)(2)(B) and 13(b)(5) of the Exchange Act and Rules 12b-20, 13a-1, 13a-14, 13a-13, 13b2-1, 13b2-2; Section 14(a) of the Exchange Act and Rule 14a-3; and Section 17(a) of the Securities Act of 1933. The SEC seeks permanent injunctions against the Company Defendants, permanent officer-and-director bars, disgorgement of profits, and civil penalties. The foregoing is only a general summary of the SEC Complaint, which may be accessed on the SEC’s website at www.sec.gov/litigation/litreleases/2021/lr25155.htm.

On October 1, 2021, the Company Defendants and third-party defendants moved to dismiss the SEC complaint. On September 7, 2022, the court denied the Company Defendants’ motion to dismiss, but granted one of the third-party defendant’s motions to dismiss, granting the SEC leave to file an amended complaint. On September 21, 2022, the SEC filed an amended complaint to which the Company Defendants filed an answer on October 11, 2022, denying liability. The court subsequently entered a discovery scheduling order and the parties exchanged initial disclosures. The parties participated in a mediation in June 2023. The mediation was not successful. Fact discovery was completed on May 20, 2024. The parties completed expert discovery in September 2024 and filed cross motions for summary judgement. The parties are currently preparing oppositions to the respective motions. We expect it will take a number of months for the Court to rule on the motions, during which time much of the activity in the case will be on pause.

The SEC complaint has been costly to defend and has and may continue to divert our management personnel from their normal responsibilities. Further, we may not prevail in the SEC complaint. An adverse determination of the SEC complaint against any of the Company Defendants – including the Company and certain of our executive officers – could require us to pay substantial fines and damages, could restrain certain executive officers from providing director and officer services to the Company, and could negatively affect our reputation, financial condition, results of operations, and cash flows.
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

•the risk of entering into markets or producing products where we have limited or no experience, including the integration or removal of the acquired or disposed products with or from our existing products; and
•the inability properly to implement or remediate internal controls, procedures and policies appropriate for a public company at businesses that prior to our acquisition were not subject to federal securities laws and may have lacked appropriate controls, procedures, and policies.
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
Sales of products are driven, in part, by discretionary spending by consumers. Consumers are typically more likely to make discretionary purchases, including purchasing movies, games, music, flooring, and other discretionary products when there are favorable economic conditions. Consumer spending may be affected by many economic factors outside of our control, such as a decline in consumer confidence in current and future economic conditions, levels of employment, consumer debt levels, and inflation. These and other economic factors could negatively impact our business, results of operations, and financial condition.
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

Vintage Stock may not compete effectively as browser, mobile, and social video viewing and gaming becomes more popular.
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
While we take steps to comply with these laws, there can be no assurance that they will be in compliance, and failure to comply with these laws could result in penalties that could have a negative impact on their respective businesses, financial condition, and results of operations, cash flows and liquidity. Each of them may also be subject to involuntary or voluntary product recalls or product liability lawsuits. Direct costs or reputational damage associated with product recalls or product liability lawsuits, individually or in the aggregate, could have a negative impact on future revenues and results of operations, cash flows, and liquidity.
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
RISKS RELATED TO OUR FLOORING MANUFACTURING SEGMENT
The floor covering industry is sensitive to changes in general economic conditions, such as consumer confidence and income, corporate and government spending, interest rate levels, availability of credit, and demand for housing.

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
Marquis may be subject to disruptions in the global supply chain.
During fiscal year 2024, Houthi attacks in the Red Sea and a drought in the Panama Canal have caused increased costs and delays to our supply chain. Additionally, a port strike in the Gulf and East Coast regions of the United States began on October 1, 2024. These disruptions, as well as the continued conflicts in Ukraine and the Middle East and U.S.-China tensions, may impact our future business by creating increases and volatility in shipping costs along with delays in delivery lead times, and may also create increases in our raw material costs. The degree to which this conflict impacts our future business, results of operations, financial condition, and cash flows will depend on future developments, which are uncertain, including but not limited to the duration of, potential spread and severity of, and additional governmental actions in response to, the conflict and when and to what extent normal business and economic activity and conditions resume and continue without further disruption.
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
We have in the past, and may in the future, purchase raw materials from sources even when they are at above market prices. Additionally, any future decreases in iron ore, scrap, natural gas, and oil prices may place downward pressure on steel prices. If steel prices decline, our steel manufacturing segment’s profit margins could temporarily be reduced, as higher cost inventory is turned over.
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
We face risks relating to changes and proposed changes in U.S. and foreign tariffs, trade agreements, laws, and other isolationist policies
Our steel manufacturing segment’s business depends on manufacturing products in North America. If import or export tariffs were to increase disproportionally on raw materials compared to finished goods, we would be at risk for manufacturers to cease purchasing the products and instead purchase products from third parties that are not subject to such tariffs, trade agreements, laws, and/or other isolationist policies.
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
Compliance with existing and new environmental regulations, environmental permitting, and approval requirements may result in delays or other adverse impacts on planned projects, our results of operations and cash flows.
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
As of December 6, 2024, Isaac Capital Group LLC (“ICG”), together with Jon Isaac, our President and CEO and the President and sole member of ICG, control approximately 49.3% of the outstanding voting power of our company (assuming the exercise of all outstanding and exercisable warrants held by them). Jon Isaac has the sole power to vote the shares of our common stock owned by ICG. As a result, Jon Isaac, both individually and through ICG, is able to exercise significant influence over all matters that require us to obtain stockholder approval, including the election of directors to our Board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our Company or its assets. Moreover, such a concentration of voting power could have the effect of delaying or preventing a third party from acquiring us. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with concentrated stock ownership.
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
•our Board of Directors is expressly authorized to alter, amend, or repeal our bylaws;
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
ITEM 1B.    Unresolved Staff Comments
None.
ITEM 1C.    Cybersecurity

Management and Board Oversight

In the ordinary course of our business, we collect, use, store, and digitally transmit confidential, sensitive, proprietary, and personal information. The secure maintenance of this information and our information technology systems are important to our operations and business strategy. The Audit Committee, which is composed solely of independent directors, has been designated by our Board to review and discuss with management the Company's risk assessment and risk management policies, including the steps that management has taken to monitor and control related cybersecurity risks and exposures. Management updates the Audit Committee and the Board as necessary about significant cybersecurity occurrences and measures the Company is taking to prevent the same.
Risk Management and Strategy
We rely on our information technology professionals at the subsidiary level to continuously monitor and update our information technology networks and infrastructure to prevent, detect, address, and mitigate risks associated with unauthorized access, misuse, computer viruses and other events that could have a security impact. We invest in industry-standard security technologies to protect the Company’s and each subsidiary's data and business processes against cyber risks. To enhance our cybersecurity efforts and awareness, we have established an "IT Steering Committee,” comprised of a team of information technology professionals from our subsidiaries, who will convene on a quarterly basis to discuss topics including cybersecurity threats, emerging attack methods, and best practices.

In fiscal year 2024, the Company engaged a consultant to conduct a cybersecurity risk assessment of our business operations at Live Ventures and each of our subsidiaries. This assessment evaluated both internal and external threats to operations and information handling. The output of this assessment offered a structured approach to understanding, assessing, and prioritizing our cybersecurity efforts. In collaboration with the Audit Committee, management will prioritize and implement appropriate measures.
As part of our cybersecurity risk management program, we will work with our subsidiaries to develop a cyber training curriculum for their employees. While some have already implemented their programs, others are in the developmental phase. This training may encompass topics such as phishing, cybersecurity awareness, and email security best practices.

While we are dedicated to cybersecurity, it is not possible to fully mitigate all technology risks. We are currently unaware of any cybersecurity incidents that have, or are reasonably likely to have, a material impact on our business or operations. However, the ever-evolving nature of attack techniques, along with the increased volume and sophistication of these attacks, means that cybersecurity threats - including data breaches, ransomware, and similar threats - could materially impact our future results. Such impacts could include reputational, competitive, operational, or other business harm, as well as financial costs and regulatory action. For further discussion of how risks from cybersecurity threats could materially affect the Company, including its business strategy, results of operations or financial condition, see Item 1A “Risk Factors,” which is incorporated by reference into this Item 1C.
ITEM 2.    Properties
At September 30, 2024, we leased approximately 16,500 square feet of space located in Las Vegas, Nevada which we utilize as principal executive and administrative offices.
Retail-Entertainment Segment
Vintage Stock
At September 30, 2024, Vintage Stock leased all 73 of its stores under agreements that vary as to rental amounts, expiration dates, renewal options, and other rental provisions. Vintage Stock leases its corporate offices in Joplin, Missouri.

The following is a breakdown by state and brand of Vintage Stock retail stores:

State	Retail Stores	Brand(s)
Alabama	1	Vintage Stock
Arkansas	3	Vintage Stock
Colorado	4	EntertainMart
Idaho	3	EntertainMart
Illinois	1	Vintage Stock
Kansas	6	Vintage Stock and EntertainMart
Missouri	19	Vintage Stock, V-Stock, and EntertainMart
Montana	1	EntertainMart
Nebraska	1	EntertainMart
New Mexico	1	EntertainMart
Oklahoma	13	Vintage Stock
Tennessee	1	Vintage Stock
Texas	17	Movie Trading Co. and EntertainMart
Utah	2	EntertainMart
Retail-Flooring Segment
As of September 30, 2024, Flooring Liquidators leased all 25 of its retail stores and warehouses under agreements that vary as to rental amounts, expiration dates, renewal options and other rental provisions. Flooring Liquidators leases its corporate offices in Modesto, California, as well as its distribution center in Plymouth, Minnesota.
The following is a breakdown of Flooring Liquidator's retail stores by city and state:

City	State	Locations	Brand(s)
Arroyo Grande	California	1	FL Retail
Bakersfield	California	1	FL Retail
Bentonville	Arkansas	1	FL Retail
Clovis	California	2	FL Retail
Fayetteville	Arkansas	1	FL Retail
Fresno	California	2	FL Retail, A&M Retail
Joplin	Missouri	1	FL Retail
Merced	California	1	FL Retail
Modesto	California	2	FL Retail, House of Carpets
Plymouth	Minnesota	1	MFS Retail
Reno	Nevada	1	FL Retail
Rogers	Arkansas	1	FL Retail
Roseville	California	1	FL Retail
Sacramento	California	1	FL Retail
San Diego	California	1	FL Retail
San Marcos	California	1	FL Retail
Springdale	Arkansas	2	FL Retail
Springfield	Missouri	1	FL Retail
Stockton	California	1	FL Retail
Tulare	California	1	FL Retail
Yuba City	California	1	FL Retail

Flooring Manufacturing Segment
Marquis owns or leases all of the land, and owns all of the improvements on such leased land, as described in the following table, which also provides information regarding the general location and use at September 30, 2024:

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
Steel Manufacturing Segment
At September 30, 2024, Precision Marshall leased the buildings for its two locations in Illinois and Pennsylvania, and its corporate office is also located in Pennsylvania. Kinetic has three locations in Wisconsin, two are leased and one is owned. Central Steel leases the buildings for its two locations in Illinois. PMW leases the buildings for its three locations in Kentucky.
ITEM 3.    Legal Proceedings
The information in response to this item is included in Note 18, Commitments and Contingencies, to the Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.
ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Common Stock
Our common stock is traded on the Nasdaq Capital Market under the symbol “LIVE”.
Holders of Record
As of September 30, 2024, there were (i) 198 holders of record of our common stock, and (ii) 29 holders of record of our Series E Preferred Stock. We have no record of the number of holders of our common stock who hold their shares in “street name” with various brokers.
Dividend Policy
We have one class of authorized preferred stock. As of September 30, 2024, our Series E Preferred Stock had 47,840 shares issued and outstanding. Each share of Series E Preferred Stock is entitled to and receives a dividend of $0.015 per year. During the year ending September 30, 2024, dividends of approximately $540 were paid to holders of Series E Preferred Stock. At September 30, 2024, the Company had accrued and unpaid preferred stock dividends of approximately $180.
Presently, we do not pay dividends on shares of our common stock. Our declaration and payment of cash dividends in the future and the amount thereof will depend upon our results of operations, financial condition, cash requirements, prospects, limitations imposed by credit agreements and/or indentures governing debt securities, and other factors deemed relevant by our Board of Directors.
Issuer Purchases of Equity Securities
On February 20, 2018, the Company announced a $10 million common stock repurchase plan. In October 2020, our Board of Directors approved an extension of the term of the repurchase plan from February 15, 2021 to June 1, 2021, and in March 2021 further extended the term of the repurchase plan from June 1, 2021 to June 1, 2024. The following table provides information regarding repurchases of our common stock during the period of October 1, 2023 through June 1, 2024:

Period	Number of Shares	Average Purchase Price Paid	Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Amount that May be Purchased Under the Announced Plan or Program
Balance Forward as September 2023	544,013	12.54	534,109	3,299,685
October 2023	—	—	—	3,299,685
November 2023	—	—	—	3,299,685
December 2023	4,346	24.51	4,346	3,193,153
January 2024	135	26.10	135	3,189,629
February 2024	10,114	25.15	10,114	2,935,292
March 2024	1,600	25.19	1,600	2,894,985
April 2024	1,820	25.26	1,820	2,849,006
May 2024	16,336	25.18	16,336	2,437,737
June 2024	—	—	—	2,437,737
Totals	578,364	13.52	568,460

On June 4, 2024, the Company announced a new $10 million common stock repurchase program (“2024 Program”), which was approved by our Board of Directors and will remain effective until May 31, 2025, unless extended, canceled, or modified by the Company’s Board of Directors. The following table provides information regarding repurchases of our common stock during the period of June 4, 2024 through September 30, 2024:

Period	Number of Shares	Average Purchase Price Paid	Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Amount that May be Purchased Under the Announced Plan or Program
June 2024	—	—	—	10,000,000
July 2024	—	—	—	10,000,000
August 2024	10	16.29	10	9,999,837
September 2024	263	15.31	263	9,995,812
Totals	273	15.34	273
Securities Authorized for Issuance under Equity Compensation Plans
See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter ”
Recent Sales of Unregistered Securities
None.
ITEM 6.    [Reserved]

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the year ended September 30, 2024, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (this “Form 10-K”).
The following discussion includes forward-looking statements. Please refer to the Forward-Looking Statements section of this Form 10-K for important information about these types of statements.
Our Company
Live Ventures Incorporated is a holding company of diversified businesses, which, together with our subsidiaries, we refer to as the “Company”, “Live Ventures”, “we”, “us” or “our”. We acquire and operate companies in various industries that have historically demonstrated a strong history of earnings power. We currently operate our business in five segments: Retail-Entertainment, Retail-Flooring, Flooring Manufacturing, Steel Manufacturing, and Corporate & Other.
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
Vintage Stock is an award-winning specialty entertainment retailer that offers a large selection of entertainment products, including new and pre-owned movies, video games and music products, as well as ancillary products, such as books, comics, toys and collectibles, in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells and trades new and pre-owned movies, music, video games, electronics and collectibles through 73 retail locations strategically positioned across Alabama, Arkansas, Colorado, Idaho, Illinois, Kansas, Missouri, Montana, Nebraska, New Mexico, Oklahoma, Tennessee, Texas, and Utah.
Retail-Flooring Segment
Our Retail-Flooring Segment is composed of Flooring Liquidators, Inc. (“Flooring Liquidators”).
Flooring Liquidators is a leading retailer and installer of flooring, carpeting, and countertops to consumers, builders, and contractors in California and Nevada, operating 25 warehouse-format stores and a design center. Over the years, the company has established a strong reputation for innovation, efficiency, and service in the home renovation and improvement market. Flooring Liquidators serves retail and builder customers through two businesses: retail customers through its Flooring Liquidators retail stores, and builder and contractor customers through Elite Builder Services, Inc.
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
Founded in 1948, Precision Marshall “The Deluxe Company” has built a reputation of high integrity, speed of service, and doing things the “Deluxe Way”. The term Deluxe refers to all aspects of the product and customer service to be head and shoulders above the rest. From order entry to packaging and delivery, Precision Marshall makes it easy to do business and backs all products and service with a guarantee.
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
Central Steel
On May 17, 2024, Precision Marshall acquired Central Steel. Founded in 1969 in Chicago, Illinois, Central Steel is a manufacturer of specialized fabricated metal products. Central Steel offers over 2,300 unique products to more than 500 customers. Its extensive product line, primarily for data centers, includes cable racks, auxiliary framing, hardware, insulation products, and network bays.
Corporate and Other Segment
Our Corporate and Other segment consists of certain corporate general and administrative costs, and operations of certain legacy products and service offerings for which we are no longer accepting new customers.

Adjusted EBITDA
We evaluate the performance of our operations based on financial measures such as “Adjusted EBITDA,” which is a non-GAAP financial measure (defined below). We define Adjusted EBITDA as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization, stock-based compensation, and other non-cash or nonrecurring charges. We believe that Adjusted EBITDA is an important indicator of the operational strength and performance of the business, including the business’ ability to fund acquisitions and other capital expenditures, and to service its debt. Additionally, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance. Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate a company’s financial performance, subject to certain adjustments. Adjusted EBITDA does not represent cash flows from operations, as defined by GAAP, and should not be construed as an alternative to net income or loss and is indicative neither of our results of operations, nor of cash flows available to fund all of our cash needs. It is, however, a measurement that the Company believes is useful to investors in analyzing its operating performance. Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities, and other measures of financial performance prepared in accordance with GAAP. As companies often define non-GAAP financial measures differently, Adjusted EBITDA, as calculated by the Company, should not be compared to any similarly titled measures reported by other companies. A reconciliation of net income, the closest GAAP measure, to Adjusted EBITDA is provided below.
Results of Operations
The following table sets forth certain statement of income items and as a percentage of revenue, for the periods indicated (in $000’s):

	Year Ended September 30, 2024		Year Ended September 30, 2023
		% of Total Revenue		% of Total Revenue
Selected Data
Revenue	$472,840		$355,171
Cost of revenue	328,016	69.4%	239,605	67.5%
General and administrative expenses	118,040	25.0%	86,670	24.4%
Sales and marketing expenses	22,372	4.7%	13,447	3.8%
Impairment expense	18,056	3.8%	—	—%
Interest expense, net	16,847	3.6%	12,741	3.6%
(Benefit) provision for income taxes	(4,658)	(1.0)%	1,571	0.4%
Net loss	$(26,685)	(5.6)%	$(102)	—%

Adjusted EBITDA (a)
Retail - Entertainment	$8,407		$10,581
Retail - Flooring	(2,357)		3,321
Flooring Manufacturing	11,868		10,100
Steel Manufacturing	11,039		12,210
Corporate and other	(4,460)		(4,674)
Total adjusted EBITDA	$24,497		$31,538

Adjusted EBITDA as a percentage of revenue
Retail - Entertainment	11.8%		13.5%
Retail - Flooring	(1.7)%		4.4%
Flooring Manufacturing	9.5%		9.2%
Steel Manufacturing	7.9%		13.7%
Corporate and other	NA		NA
Consolidated adjusted EBITDA as a percentage of revenue	5.2%		8.9%

The following table sets forth revenue by segment (in $000’s):

	Year Ended September 30, 2024		Year Ended September 30, 2023
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Revenue
Retail - Entertainment	$71,023	15.0%	$78,124	22.0%
Retail - Flooring	136,989	29.0%	75,872	21.4%
Flooring Manufacturing	124,929	26.4%	109,770	30.9%
Steel Manufacturing	139,566	29.5%	88,912	25.0%
Corporate and other	333	0.1%	2,493	0.7%
Total revenue	$472,840	100.0%	$355,171	100.0%
The following table sets forth gross profit and gross profit as a percentage of total revenue by segment (in $000’s):

	Year Ended September 30, 2024		Year Ended September 30, 2023
	Gross Profit	% of Total Gross Profit	Gross Profit	% of Total Gross Profit
Gross Profit
Retail - Entertainment	$40,929	28.3%	$42,751	37.0%
Retail - Flooring	49,177	34.0%	27,769	24.0%
Flooring Manufacturing	32,351	22.3%	23,891	20.7%
Steel Manufacturing	22,058	15.2%	20,023	17.3%
Corporate and other	309	0.2%	1,132	1.0%
Total gross profit	$144,824	100.0%	$115,566	100.0%
Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant and material impact on amounts reported in these financial statements. Estimates and assumptions are based on management's experience and other information available prior to the issuance of our financial statements. Our actual realized results may differ materially from management’s initial estimates as reported. Our critical and significant accounting policies include Trade and Other Receivables, Inventories, Goodwill, Revenue Recognition, Fair Value Measurements, and Income Taxes.
Revenue
Revenue increased by approximately $117.7 million to approximately $472.8 million for the year ended September 30, 2024 as compared to approximately $355.2 million for the year ended September 30, 2023.
Retail-Entertainment segment revenue decreased by approximately $7.1 million, or 9.1%, to approximately $71.0 million for the year ended September 30, 2024, as compared to $78.1 million for the year ended September 30, 2023, and was primarily due reduced consumer demand and a shift in sales mix toward used products, which generally have lower ticket sales with higher margins.
The Retail-Flooring segment consists of Flooring Liquidators, which we acquired in January 2023. Revenue for the year ended September 30, 2024 increased by approximately $61.1 million, or 80.6%, to approximately $137.0 million, as compared to $75.9 million for the year ended September 30, 2023, and was primarily due the acquisition of Flooring Liquidators in the second quarter of fiscal year 2023, as well as the acquisition of CRO by Flooring Liquidators during the first quarter of fiscal year 2024.

Flooring Manufacturing revenue increased by approximately $15.2 million, or 13.8%, to approximately $124.9 million for the year ended September 30, 2024, as compared to approximately $109.8 million for the year ended September 30, 2023. The increase was primarily due to increased sales associated with the acquisition of the Harris Flooring Group® brands in the fourth quarter of fiscal year 2023.
Steel Manufacturing revenue increased by approximately $50.7 million, or 57.0%, to approximately $139.6 million for the year ended September 30, 2024, as compared to approximately $88.9 million for the year ended September 30, 2023. The increase is primarily due to increased revenue of approximately $51.2 million at PMW, which was acquired during the fourth quarter of fiscal year 2023, and $6.0 million at Central Steel, which was acquired during May 2024, partially offset by a $6.5 million decrease in the Company’s other Steel Manufacturing businesses.
Corporate and Other revenue decreased by approximately $2.2 million, or 86.6%, to approximately $333,000 for the year ended September 30, 2024, as compared to approximately $2.5 million for the year ended September 30, 2023. The decrease was primarily due to the closure of SW Financial in May 2023.
Cost of Revenue
Cost of revenue increased by approximately $88.4 million, or 36.9% for the year ended September 30, 2024 as compared to the year ended September 30, 2023. Cost of revenue as a percentage of revenues was 69.4% for the year ended September 30, 2024, as compared to 67.5% for the year ended September 30, 2023. The increase was primarily attributable to the acquisition of PMW, as well as inflationary cost increases, partially offset by the acquisition of Flooring Liquidators, which historically has generated higher margins.
General and Administrative Expense
General and administrative expense increased by approximately $31.4 million, or 36.2%, for the year ended September 30, 2024 as compared to the year ended September 30, 2023. The increase is primarily due to the acquisitions of Flooring Liquidators and PMW during fiscal year 2023.
Sales and Marketing Expense
Selling and marketing expense increased by approximately $8.9 million, or 66.4% for the year ended September 30, 2024 as compared to the year ended September 30, 2023, primarily due to expanding our sales force in connection with the acquisition of the Harris Flooring Group® brands, increased convention and trade show activity in our Flooring Manufacturing segment, as well as the acquisition of Flooring Liquidators.
Impairment of Intangibles and Goodwill
During the fourth quarter of fiscal 2024, Flooring Liquidators recognized an $18.1 million goodwill impairment charge as a result of declining operations stemming from the negative impacts of general economic conditions (see Note 8 below). No impairment charges were recognized during the year ended September 30, 2023.
Interest Expense, net
Interest expense, net increased by approximately $4.1 million or 32.2%, for the year ended September 30, 2024 as compared to the year ended September 30, 2023, primarily due to increased debt balances related to the acquisitions of Flooring Liquidators and PMW, and to fund operations, and increased interest rates during the period.
Benefit or Provision for Income Taxes
For the year ended September 30, 2024, the Company recorded a benefit for income tax of approximately $4.7 million, compared to a provision for income tax of approximately $1.6 million for the year ended September 30, 2023. The year over year decrease is primarily due to a decrease in pre-tax income due to overall reduced customer demand as a result of general economic conditions.

Results of Operations by Segment
The following table sets forth the results of operations by segment (in $000’s):

	For the Year Ended Sep 30, 2024						For the Year Ended Sep 30, 2023
	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total
Revenue	$71,023	$136,989	$124,929	$139,566	$333	$472,840	$78,124	$75,872	$109,770	$88,912	$2,493	$355,171
Cost of Revenue	30,094	87,812	92,578	117,508	24	328,016	35,373	48,103	85,879	68,889	1,361	239,605
Gross Profit	40,929	49,177	32,351	22,058	309	144,824	42,751	27,769	23,891	20,023	1,132	115,566
General and Administrative Expense	33,091	52,841	6,852	16,844	8,412	118,040	32,751	27,640	6,330	11,490	8,459	86,670
Selling and Marketing Expense	661	3,800	17,259	630	22	22,372	735	421	11,500	555	236	13,447
Impairment Expense	—	18,056	—	—	—	18,056	—	—	—	—	—	—
Operating Income (Loss)	$7,177	$(25,520)	$8,240	$4,584	$(8,125)	$(13,644)	$9,265	$(292)	$6,061	$7,978	$(7,563)	$15,449
Retail-Entertainment Segment
Revenue for the year ended September 30, 2024 decreased by approximately $7.1 million, or 9.1%, as compared to the prior year. Revenue decreased primarily due to reduced consumer demand and a shift in sales mix toward used products, which generally have lower ticket sales with higher margins. The shift in sales mix also contributed to the increase in gross margin to 57.6% for the year ended September 30, 2024, compared to 54.7% for the year ended September 30, 2023. General and administrative expenses increased by approximately $0.3 million, and was primarily attributable to increased compensation and other general and administrative expenses related to a higher volume of retail locations open during the year. Operating income for the year ended September 30, 2024 was approximately $7.2 million, as compared to approximately $9.3 million during the prior year period primarily due to the factors discussed above.
Retail-Flooring Segment
Our Retail-Flooring segment consists of Flooring Liquidators, which we acquired in January 2023. Revenue for the year ended September 30, 2024 was approximately $137.0 million, an increase of approximately $61.1 million, or 80.6%, compared to the prior year period revenue of $75.9 million. The increase is primarily due to increased revenue in Flooring Liquidator's builder design and installation segment, EBS, and the acquisitions of CRO and Johnson by Flooring Liquidators during the first quarter of fiscal year 2024. Gross margin for the year ended September 30, 2024 was 35.9%, compared to 36.6% for the prior year period. Operating loss for the year ended September 30, 2024 was approximately $25.5 million, compared to operating loss of approximately $0.3 million for the prior year period. The increase in operating loss was primarily due to the recognition of goodwill impairment of approximately $18.1 million, as discussed above, as well as a general decline in operations due to higher interest rates and a volatile housing market.
Flooring Manufacturing Segment
Revenue for the year ended September 30, 2024 increased by approximately $15.2 million, or 13.8%, as compared to the prior year. Cost of revenue as a percentage of revenue was 74.1% for the year ended September 30, 2024, as opposed to 78.2% for the year ended September 30, 2023. The increase in revenue and gross margin are primarily due to increased sales associated with the acquisition of the Harris Flooring Group® brands in the fourth quarter of fiscal year 2023. General and administrative expenses increased slightly during the year ended September 30, 2024, as compared to the year ended September 30, 2023. Sales and marketing expenses increased by approximately $5.8 million, or 50.1% during the year ended September 30, 2024, as compared to the year ended September 30, 2023, primarily due to increased compensation and benefit costs for additional sales staff related to the sales of the Harris Flooring Group® brands. Operating income for the year ended September 30, 2024 was approximately $8.2 million, as compared to operating income of approximately $6.1 million for the prior year period primarily due to the factors discussed above.
Steel Manufacturing Segment
Revenue for the year ended September 30, 2024 increased by approximately $50.7 million, or 57.0%, as compared to the prior year. The increase is primarily due to increased revenue of approximately $51.2 million at PMW, which was acquired during the fourth quarter of fiscal year 2023, and $6.0 million at Central Steel, which was acquired in May 2024, partially offset by a $6.5 million decrease in the Company’s other Steel Manufacturing businesses. Cost of revenue as a percentage of revenue was 84.2% for the year ended September 30, 2024, as opposed to 77.5% for the year ended September 30, 2023.

The decrease in gross margin is primarily due to the acquisition of PMW, which has historically generated lower margins, as well as overall decreased margins in the Steel Manufacturing segment due to reduced production. General and administrative expenses increased by approximately $5.4 million, or 46.6%, primarily due to the acquisitions of PMW and Central Steel, as well as higher compensation costs at Kinetic, partially offset by reduced compensation expense at Precision Marshall. Operating income was approximately $4.6 million and $8.0 million, for the years ended September 30, 2024 and 2023, respectively.
Corporate and Other Segment
Revenues for the year ended September 30, 2024 decreased by approximately $2.2 million. The decrease was primarily due to the closure of SW Financial in May 2023. Operating loss for the year ended September 30, 2024 was approximately $8.1 million, as compared to a loss of approximately $7.6 million in the prior year. Revenues and operating income for our legacy directory services business continue to decline due to decreasing renewals. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.
Adjusted EBITDA Reconciliation
The following table presents a reconciliation of net loss to Adjusted EBITDA, its nearest GAAP measure, for the years ended September 30, 2024 and 2023 (in $000’s):

	For the Year Ended September 30,
	2024	2023
Net loss	$(26,685)	$(102)
Depreciation and amortization	17,215	14,257
Stock-based compensation	325	446
Interest expense, net	16,847	12,741
Income tax (benefit) expense	(4,658)	1,571
Debt acquisition costs	183	—
Disposition of Johnson	301	—
SW Financial settlement gain	—	(2,750)
Disposition of SW Financial	—	1,697
Acquisition costs	2,314	3,554
Impairment of goodwill	18,056	—
Other non-recurring company initiatives	599	124
Adjusted EBITDA	$24,497	$31,538
Adjusted EBITDA decreased by approximately $7.1 million, or 22.3%, for the year ended September 30, 2024, as compared to the prior year period. The decrease was primarily due to an overall decrease in operating income, as discussed above.
Liquidity and Capital Resources
Overview
Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our asset-based revolver lines of credit will provide sufficient liquidity to fund our operations, pay our contractual obligations for at least the next 12 months.
We have the following five asset-based revolver lines of credit: (i) Bank Midwest Revolver Loan (“Bank Midwest Revolver”) utilized by Vintage Stock, (ii) Bank of America Revolver Loan (“BofA Revolver”) utilized by Marquis, (iii) two Fifth Third Bank Revolver Loans (“Fifth Third Revolvers”), one utilized by Precision Marshall and the other by PMW, and (iv) Eclipse Business Capital Revolver Loan (“Eclipse Revolver”) utilized by Flooring Liquidators. Additionally, we have an unsecured revolving line of credit with Isaac Capital Group (“ICG Revolver”), a related party, which is utilized by the Company.
As of September 30, 2024, we had total cash and borrowing availability of approximately $33.3 million, comprised of approximately $4.6 million in cash, as well as approximately $28.7 million of available borrowing under our revolving credit facilities. As of September 30, 2024, the Company concluded that PMW was in default of its Fixed Cost Coverage Ratio (“FCCR”) covenant, as specified in the credit agreement governing the Revolving Credit Facility. This default provides the creditor rights to accelerate and made immediately due the borrowings under the Revolving Credit Facility and Fifth Third M&E Loan. As of the date of the filing of this 10-K, Fifth Third Bank has not exercised these rights and management is actively working with Fifth Third Bank to resolve the default. As such, as of September 30, 2024, PMW’s long-term debt balances, in the amount of approximately $16.9 million, have been reclassified to current liabilities. As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature, and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
Cash Flows from Operating Activities
The Company’s cash at September 30, 2024 was approximately $4.6 million compared to approximately $4.3 million at September 30, 2023, an increase of approximately $300,000. Net cash provided by operations was approximately $20.6 million for the year ended September 30, 2024, as compared to net cash provided by operations of approximately $26.0 million for the same period in 2023. The decrease was primarily due to an increase in net loss, reduction in purchases of inventory, increases in depreciation and amortization and the amortization of right-of-use assets, as well as a decrease in accrued liabilities during the period.
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
Cash Flows from Investing Activities
Our cash flows used in investing activities of approximately $21.5 million for the year ended September 30, 2024 consisted of the acquisitions of CRO by Flooring Liquidators, Johnson by CRO, Central Steel by Precision Marshall, and Midwest Grinding by Kinetic, as well as purchases of property and equipment. Our cash flows used in investing activities of approximately $64.0 million for the year ended September 30, 2023 consisted primarily of purchases of property and equipment and our acquisitions of Flooring Liquidators, PMW, and Cal Coast Carpets.
Cash Flows from Financing Activities
Our cash flows provided by financing activities of approximately $1.2 million for the year ended September 30, 2024 primarily consisted of proceeds from failed sales and leaseback transactions of approximately $7.9 million, net borrowings under revolver loans of approximately $3.4 million, net borrowings under related party revolver loans of approximately $1.6 million, and proceeds from the issuance of notes payable of approximately $0.6 million, partially offset by payments on notes payable of approximately $6.7 million, payments for finance leases of approximately $3.6 million, payments of related party notes payable of $1.2 million, and purchases of treasury stock of approximately $0.9 million.
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
Working Capital
We had working capital of approximately $52.3 million as of September 30, 2024 as compared to approximately $85.0 million as of September 30, 2023; a decrease of approximately $32.0 million. The decrease is primarily due to increases in the current portion of long-term debt, an increase in obligations under accounts payable, and a decrease in inventory balances, partially offset by an increase in accounts receivable.
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
Contractual Obligations
The following table summarizes our contractual obligations consisting of debt obligations and lease agreements and the effect such obligations are expected to have on our future liquidity and cash flows (in $000's):

	Payments due by Period
	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Notes payable	$43,816	$43,134	$2,591	$9,269	$98,810
Notes payable - related party	6,400	—	4,934	—	11,334
Seller notes - related party	2,500	3,000	37,361	—	42,861
Lease obligations	21,608	36,274	23,371	153,946	235,199
Total	$74,324	$82,408	$68,257	$163,215	$388,204
Off-Balance Sheet Arrangements
At September 30, 2024, we had no off-balance sheet arrangements, commitments, or guarantees that require additional disclosure or measurement.
ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
As of September 30, 2024, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

ITEM 8.    Financial Statement and Supplementary Data
LIVE VENTURES INCORPORATED AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Live Ventures Incorporated
Las Vegas, Nevada
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Live Ventures Incorporated (the "Company") as of September 30, 2024 and 2023, and the related consolidated statements of loss, changes in stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America ("US GAAP").
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
We identified the Company's valuation of the goodwill at Flooring Liquidator’s reporting unit as a critical audit matter because of the significant estimates and assumptions management used in the impairment testing, including forecasts of future revenues and expenses and the selection of the discount rates. Auditing management's forecasts of future revenues and expenses as well as the selection of the discount rates involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialists, as changes in these assumptions could have a significant impact on valuation of goodwill.
Our audit procedures related to the Company's evaluation of goodwill included the following, among others:
•We obtained an understanding of management’s process for estimating the fair value of Flooring Liquidator’s reporting unit.
•We utilized our internal valuation specialists to evaluate the reasonableness of the approaches, methodologies and assumptions used by the Company in arriving at the estimated fair value of Flooring Liquidators’ reporting unit.
•We assessed the reasonableness of management's projections by comparing to historical results, and current industry and economic trends.

•We performed independent calculations to test the reasonableness and mathematical accuracy of the discounted cash flow model.
•We assessed the appropriateness of the disclosures in the consolidated financial statements.
We have served as the Company's auditor since 2021.
/s/ Frazier & Deeter, LLC
Tampa, Florida
December 19, 2024

LIVE VENTURES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2024	September 30, 2023
Assets
Cash	$4,601	$4,309
Trade receivables, net	46,861	41,194
Inventories, net	126,350	131,314
Income taxes receivable	—	1,116
Prepaid expenses and other current assets	4,123	4,919
Total current assets	181,935	182,852
Property and equipment, net	82,869	80,703
Right of use asset - operating leases	55,701	54,544
Deposits and other assets	787	1,282
Intangible assets, net	25,103	26,568
Goodwill	61,152	75,866
Total assets	$407,547	$421,815
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$31,002	$27,190
Accrued liabilities	31,740	31,826
Income taxes payable	948	—
Current portion of long-term debt	43,816	23,077
Current portion of notes payable related parties	6,400	4,000
Current portion of lease obligations - operating leases	12,885	11,369
Current portion of lease obligations - finance leases	368	359
Seller notes - related parties	2,500	—
Total current liabilities	129,659	97,821
Long-term debt, net of current portion	54,994	78,710
Lease obligation long term - operating leases	50,111	48,156
Lease obligation long term - finance leases	41,677	32,942
Notes payable related parties, net of current portion	4,934	6,914
Seller notes - related parties	40,361	38,998
Deferred tax liability	6,267	14,035
Other non-current obligations	6,655	4,104
Total liabilities	334,658	321,680
Commitments and contingencies
Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 47,840 issued and outstanding at September 30, 2024 and 2023, respectively, with a liquidation preference of $0.30 per share	—	—
Common stock, $0.001 par value, 10,000,000 shares authorized, 3,131,360 shares issued and outstanding at September 30, 2024; 3,164,330 issued and outstanding at September 30, 2023	2	2
Paid-in capital	69,692	69,387
Treasury stock common 694,687 and 660,063 shares as of September 30, 2024 and 2023	(9,072)	(8,206)
Treasury stock Series E preferred 50,000 shares as of September 30, 2024 and 2023	(7)	(7)
Accumulated earnings	12,274	38,959
Total stockholders' equity	72,889	100,135
Total liabilities and stockholders' equity	$407,547	$421,815
The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED
CONSOLIDATED STATEMENTS OF LOSS
(dollars in thousands, except per share)

	Years Ended September 30,
	2024	2023
Revenues	$472,840	$355,171
Cost of revenues	328,016	239,605
Gross profit	144,824	115,566
Operating expenses:
General and administrative expenses	118,040	86,670
Sales and marketing expenses	22,372	13,447
Impairment expense	18,056	—
Total operating expenses	158,468	100,117
Operating (loss) income	(13,644)	15,449
Other income (expense):
Interest expense, net	(16,847)	(12,741)
Loss on disposition of SW Financial	—	(1,696)
SW Financial settlement	—	2,750
Other expense, net	(852)	(2,293)
Total other expense, net	(17,699)	(13,980)
(Loss) income before income taxes	(31,343)	1,469
(Benefit) provision for income taxes	(4,658)	1,571
Net loss	(26,685)	(102)
Loss per share:
Basic and diluted	$(8.48)	$(0.03)
Weighted average common shares outstanding:
Basic and diluted	3,147,646	3,133,554
The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)

	Series E Preferred Stock		Common Stock			Common Stock	Series E Preferred Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Earnings	Non-controlling interest	Total Equity
Balance, September 30, 2022	47,840	$—	3,074,833	$2	$65,321	$(7,215)	$(7)	$39,509	$(448)	$97,162
Stock based compensation	—	—	—	—	446	—	—	—	—	446
Issuance of common stock	—	—	116,441	—	3,200	—	—	—	—	3,200
Stock options exercised	—	—	12,148	—	—	—	—	—	—	—
Write-off of NCI	—	—	—	—	448	—	—	(448)	448	448
Taxes paid on net settlement of stock options exercised	—	—	—	—	(28)	—	—	—	—	(28)
Purchase of common treasury stock	—	—	(39,092)	—	—	(991)	—	—	—	(991)
Net loss	—	—	—	—	—	—	—	(102)	—	(102)
Balance, September 30, 2023	47,840	$—	3,164,330	$2	$69,387	$(8,206)	$(7)	$38,959	$—	$100,135
Stock based compensation	—	—	—	—	325	—	—	—	—	325
Stock options exercised	—	—	1,654	—	—	—	—	—	—	—
Taxes paid on net settlement of stock options exercised	—	—	—	—	(20)	—	—	—	—	(20)
Purchase of common treasury stock	—	—	(34,624)	—	—	(866)	—	—	—	(866)
Net loss	—	—	—	—	—	—	—	(26,685)	—	(26,685)
Balance, September 30, 2024	47,840	$—	3,131,360	$2	$69,692	$(9,072)	$(7)	$12,274	$—	$72,889
The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended September 30,
	2024	2023
Operating activities:
Net loss	$(26,685)	$(102)
Adjustments to reconcile net loss to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	17,215	14,257
Amortization of seller note discount	2,762	1,799
Loss on disposal of property and equipment	—	60
Amortization of debt issuance costs	150	78
Loss on impairment of goodwill	18,056	—
Write-down of holdback	(702)	—
Write-down of inventory	750	—
Stock-based compensation expense	325	446
Loss on disposition of Johnson	301	—
Amortization of right of use assets	6,789	4,800
Disposal of SW Financial, net of cash retained	—	1,509
Change in deferred income taxes	(6,882)	(2,853)
Change in allowance for doubtful accounts	(87)	1,436
Change in reserve for obsolete inventory	2,600	1,402
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(1,499)	792
Inventories	4,551	(9,544)
Income taxes receivable	2,249	3,287
Prepaid expenses and other current assets	1,365	2,558
Deposits and other assets	460	(589)
Accounts payable	1,789	556
Accrued liabilities	(2,896)	6,103
Net cash provided by operating activities	20,611	25,995
Investing activities:
CRO acquisition	(1,034)	—
Midwest Grinding acquisition	(1,000)	—
Central Steel acquisition, net of cash acquired	(10,474)	—
Flooring Liquidators acquisition, net of cash acquired	—	(32,669)
PMW acquisition, net of cash acquired	—	(20,000)
Purchases of property and equipment	(8,472)	(10,002)
Johnson acquisition	(500)	—
Cal Coast Carpets acquisition	—	(1,300)
Proceeds from the sale of property and equipment	—	87
Net cash used in investing activities	(21,480)	(63,884)
Financing activities:
Net borrowings under revolver loans	3,420	13,672
Proceeds from failed sales and leaseback transaction	7,869	12,737
Cash paid for taxes on net settlement of stock option exercise	(20)	(28)
Proceeds from issuance of notes payable	609	15,773
Payments on notes payable	(6,661)	(8,048)
Purchase of common treasury stock	(866)	(991)
Payments for debt acquisition costs	—	(98)
Proceeds from issuance of related party notes payable	—	7,000
Payments on financing leases	(3,590)	(2,419)
Payments on related party notes payable	(1,200)	—
Net borrowings under related party revolver loans	1,600	—
Net cash provided by financing activities	1,161	37,598
Net increase (decrease) in cash	292	(291)
Cash, beginning of year	4,309	4,600
Cash, end of year	$4,601	$4,309
The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended September 30,
	2024	2023
Supplemental cash flow disclosures:
Interest paid	$14,037	$7,801
Income taxes (received) paid, net	$(22)	$379
Noncash financing and investing activities:
Noncash items related to Flooring Liquidators acquisition	$—	$36,900
Noncash items related to PMW acquisition	$—	$5,175
Noncash stock options exercise	$94	$—
PMW goodwill adjustment	$233	$—
Noncash items related to Central Steel acquisition	$3,223	$—
Noncash items related to CRO acquisition	$725	$—
Noncash items related to Johnson acquisition	$1,501	$—
The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2024 AND 2023
Note 1:    Background and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Live Ventures Incorporated, a Nevada corporation, and its subsidiaries (collectively, “Live Ventures” or the “Company”). Live Ventures is a diversified holding company with a strategic focus on value-oriented acquisitions of domestic middle-market companies. The Company has five operating segments: Retail-Entertainment, Retail-Flooring, Flooring Manufacturing, Steel Manufacturing, and Corporate and Other. The Retail-Entertainment segment includes Vintage Stock, Inc. (“Vintage Stock”), which is engaged in the retail sale of new and used movies, music, collectibles, comics, books, games, game systems, and components. The Retail-Flooring segment includes Flooring Liquidators, Inc. (“Flooring Liquidators”), which is engaged in the retail sale and installation of floors, carpets, and countertops. The Flooring Manufacturing segment includes Marquis Industries, Inc. (“Marquis”), which is engaged in the manufacture and sale of carpet and the sale of vinyl and wood floor coverings. The Steel Manufacturing Segment includes Precision Industries, Inc. (“Precision Marshall”), which is engaged in the manufacture and sale of alloy and steel plates, ground flat stock, and drill rods, The Kinetic Co., Inc. (“Kinetic”), which is engaged in the production of industrial knives and hardened wear products for the tissue and metals industries, Precision Metal Works, Inc. (“PMW”), which is engaged in metal forming, assembly, and finishing solutions across diverse industries, including appliance, automotive, hardware, electrical, electronic, medical products, and devices, and CSF Holdings, LLC (“Central Steel”), which is engaged in the specialized fabrication of metal products primarily used for data centers and the communications industry. PMW reports on a 13-week quarter, as opposed to the Company's calendar quarter reporting. However, the Company has determined that the difference in reporting periods has no material effect on its reported financial results.
Note 2:    Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries over which the Company exercises control. All intercompany accounts and transactions have been eliminated in consolidation.
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
Significant estimates made in connection with the accompanying consolidated financial statements include the estimated reserve for excess and obsolete inventory, fair values in connection with the analysis of goodwill, valuation of other intangibles and long-lived assets for impairment, valuation allowance against deferred tax assets, and estimated useful lives for intangible assets.
Financial Instruments
Financial instruments consist primarily of cash, trade and other receivables, advances to affiliates and obligations under accounts payable, accrued expenses, and notes payable. The carrying amounts of trade receivables and other receivables, leases, accounts payable, accrued expenses, and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices are available (Level 2 inputs). The carrying amounts of long-term debt at September 30, 2024 and 2023 approximate fair value.
Cash
As of September 30, 2024, the Company's cash balance consisted of balances held in checking and demand deposit accounts, which are accessible and available for general corporate use.

Trade Receivables
The Company grants trade credit to customers under credit terms that it believes are customary in the industries in which it operates and does not require collateral to support customer trade receivables. Some of the Company’s trade receivables are factored primarily through two factors. Factored trade receivables are sold without recourse for substantially all of the receivables balances for credit approved accounts. The factor purchases the trade receivable(s) for the gross amount of the respective invoice(s), less factoring commissions, trade, and cash discounts. The factor charges the Company a factoring commission for each trade account, which is between 0.45-0.50% of the gross amount of the invoice(s) factored on the date of the purchase, plus an additional rate of 0.0125% for each credit term extension of 30 days, or portion thereof. The minimum annual commission due the factor is approximately $200,000 per contract year. As of September 30, 2024 and 2023, the balance of factored trade receivables was approximately $6.0 million and $4.3 million, respectively.
The following table details the Company's trade receivables as of September 30, 2024 and 2023 ($000’s):

	September 30, 2024	September 30, 2023	September 30, 2022
Trade receivables, net:
Accounts receivable	$48,342	$42,762	$25,797
Less: Allowance for doubtful accounts	(1,481)	(1,568)	(132)
	$46,861	$41,194	$25,665
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts, which includes allowances for accounts and factored trade receivables, customer refunds, dilution, and fees from local exchange carrier billing aggregators and other uncollectible accounts. The allowance for doubtful accounts is based upon historical bad debt experience and periodic evaluations of the aging and collectability of the trade receivables. This allowance is maintained at a level which the Company believes is sufficient to cover potential credit losses and trade receivables are only written off to bad debt expense as uncollectible after all reasonable collection efforts have been made. The Company has also purchased accounts receivable credit insurance to cover some non-factored trade and other receivables which helps reduce potential losses due to doubtful accounts. At September 30, 2024 and 2023, the allowance for doubtful accounts was approximately $1.5 million and $1.6 million, respectively.
Inventories
Inventories are valued at the lower of the inventory’s cost (first in, first out basis or “FIFO”) or net realizable value of the inventory. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Management also reviews inventory to determine if excess or obsolete inventory is present and a reserve is made to reduce the carrying value for inventory for such excess and or obsolete inventory. As of September 30, 2024 and 2023, the inventory reserves were approximately $6.4 million and $3.8 million, respectively.
The following table details the Company's inventories as of September 30, 2024 and 2023 ($000’s):

	September 30, 2024	September 30, 2023
Inventory, net
Raw materials	$31,994	$32,590
Work in progress	7,581	9,028
Finished goods	49,264	50,082
Merchandise	43,935	43,438
	132,774	135,138
Less: Inventory reserves	(6,424)	(3,824)
	$126,350	$131,314

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
When performing the quantitative impairment test, the Company's methodology includes the use of an income approach which discounts future net cash flows to their present value at a rate that reflects the Company's cost of capital, otherwise known as the discounted cash flow method (“DCF”). These estimated fair values are based on estimates of future cash flows of the businesses. Factors affecting these future cash flows include the continued market acceptance of the products and services offered by the businesses, the development of new products and services by the businesses and the underlying cost of development, the future cost structure of the businesses, and future technological changes. The Company also incorporates market multiples for comparable companies in determining the fair value of our reporting units. Any such impairment would be recognized in full in the reporting period in which it has been identified.
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
Revenue is recognized upon transfer of control of the promised goods or the performance of the services to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company enters into contracts that may include various combinations of products and services, which are generally distinct and accounted for as separate performance obligations.
Retail - Entertainment Segment
The Retail-Entertainment Segment derives revenue primarily from direct sales of entertainment products. Sales are generally of a cash-and-carry nature and contain a single performance obligation. Consequently, revenue is recorded at the point in time in which the sale is made. Revenues are recorded net of sales taxes collected from customers. The Company recognizes the portion of the dollar value of prepaid stored-value products that ultimately is unredeemed (“breakage”) in accordance with ASC 606-10-32-11 through 32-13 Measurement-Constraining Estimates of Variable Consideration.
Retail - Flooring Segment
The Retail-Flooring Segment derives revenue primarily from the sale of flooring products and installation services, which are recognized at the point-of-sale and over time, respectively. Retail sales are generally of a cash-and-carry nature and contain a single performance obligation. Consequently, revenue is recorded at the point in time in which the sale is made. Installation services generally contain multiple performance obligations requiring revenue to be recognized over a period of time based on percentage of completion. For sales that include installation, revenue is recognized upon completion of the installation of the material in accordance with the contract, as this method is the best depiction of when the transfer of goods or services takes place. All direct costs are either paid and or accrued for in the period in which the sale is recorded. Revenues are recorded net of sales taxes collected from customers. For the year ended September 30, 2024 and 2023, revenue for retail and installation services sales was approximately $63.1 million and $73.9 million, and $59.4 million and $16.4 million, respectively.
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

Advertising Expense
Advertising expense is charged to operations as incurred. Advertising expense totaled approximately $1.3 million and $1.0 million for the years ended September 30, 2024 and 2023, respectively.
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
Lease Accounting
The Company leases retail stores, manufacturing and warehouse facilities, and office space. These assets and properties are generally leased under noncancelable agreements that expire at various dates through 2054 with various renewal options for additional periods. The agreements, which are classified as either operating or finance leases, generally provide for minimum and, in some cases percentage rent and require it to pay all insurance, taxes, and other maintenance costs.
For contracts entered into on or after October 1, 2019, the Company assesses at contract inception whether the contract is, or contains, a lease. Generally, it determines that a lease exists when (i) the contract involves the use of a distinct identified asset, (ii) obtains the right to substantially all economic benefits from use of the asset, and (iii) it has the right to direct the use of the asset.
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
Stock-Based Compensation
The Company from time to time grants restricted stock awards and options to employees, non-employees, and Company executives and directors. Such awards are valued based on the grant date fair-value of the instruments. The value of each award is amortized on a straight-line basis over the vesting period.
Earnings Per Share
Earnings per share is calculated in accordance with ASC 260, “Earnings Per share”. Under ASC 260 basic earnings per share is computed using the weighted average number of common shares outstanding during the period, except that it does not include unvested restricted stock subject to cancellation. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of warrants, options, restricted shares, and convertible preferred stock. The dilutive effect of outstanding restricted shares, options, and warrants is reflected in diluted earnings per share by application of the treasury stock method. Convertible preferred stock is reflected on an if-converted basis.
Segment Reporting
ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a Company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company determined it has five operating segments (See Note 19).

Concentration of Credit Risk
The Company maintains cash balances in bank accounts in each state the Company has business operations. The Company places its cash with high quality financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of September 30, 2024. At times, balances may exceed federally insured limits. As of September 30, 2024, the Company had approximately $2.3 million of cash with financial institutions in excess of FDIC insurance limits.
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
Note 3:    Variable Interest Entity
In May 2023, the Company shut down the operations and deconsolidated the assets and liabilities of SW Financial. The Company recognized a loss on deconsolidation of SW Financial's assets and liabilities of approximately $1.7 million, as detailed in the table below (in $000’s):

Accounts payable	$242
Lease liabilities	728
Total deconsolidation of liabilities	970
Cash	187
Accounts receivable	130
Other current assets	187
Intangible assets
Customer Relationships	1,348
Tradenames	72
Subtotal Intangible Assets	1,420
Right-of-use assets	687
Other assets	55
Total deconsolidation of assets	2,666
Total loss on disposition	$(1,696)
In connection with the shutdown, on March 31, 2023, the Company entered into a Settlement Agreement and Mutual Release (“Agreement I”) with Angia Holdings, LLC and Thomas Diamante and Lawrence Zelin (“Principals”). Agreement I stipulated that the Principals would pay the Company $1.0 million within 10 days of the effective date of Agreement I, and an additional $1.0 million within 45 days of the effective date of Agreement I if a joint venture, with terms acceptable to the Company, was not formed. The Principals made the initial $1.0 million payment in April 2023, and, having failed to form a joint venture, made the second $1.0 million payment in May 2023. The Company recorded a gain on receipt of the settlement amounts of $2.0 million

On August 30, 2023, the Company entered into a second Agreement with Angia Holdings, LLC and its Principals (“Agreement II”). Agreement II stipulated that the Principals would pay the Company and additional $1.5 million, of which $750,000 was received and recognized as income as of September 30, 2023. The remaining $750,000 will be recognized upon receipt.

Note 4:    Acquisitions
Acquisition of Midwest Grinding
On June 10, 2024, pursuant to an Asset Purchase Agreement, Kinetic acquired certain assets and assumed certain liabilities of Midwest Grinding, a Milwaukee grinding house dedicated to precision Blanchard and specialty surface grinding of small to extra-large capacity. Total consideration for the acquisition was $0.6 million. In connection with the acquisition, Kinetic also acquired the building being used in the business for $0.4 million. Total consideration for both the business and building acquisition was $1.0 million, paid in cash at close.
The fair value of the assets acquired and liabilities assumed are based on their estimates of fair value available as of June 10, 2024, as calculated by management. The table below outlines the purchase price allocation of the purchase for Midwest Grinding to the acquired identifiable assets and liabilities assumed as of September 30, 2024 (in $000’s):

Total purchase price		$1,000
Accounts payable		1
Total consideration		1,001
Accounts receivable		152
Other current assets		71
Property and equipment		738
Intangible Assets
Customer relationships	$16
Trade names	15
Non-compete agreement	9
Intangible assets		40
Total assets acquired		1,001
Total goodwill		$—
Acquisition of Central Steel
On May 15, 2024, Precision Marshall acquired Central Steel Fabricators (“Central Steel”), a Chicago-based manufacturer of specialized fabricated metal products primarily for data centers and the communications industry. Total consideration for the acquisition was approximately $13.9 million, comprised of $10.7 million paid at closing, a seller note of $1.1 million, a holdback, originally in the amount of $0.3 million, which was reduced to approximately $0.1 million due to a working capital adjustment of approximately $0.2 million, and contingent consideration of $2.0 million paid in the form of a five-year earn-out. The consideration paid at close was funded in part by borrowings under Precision Marshall's credit facility of approximately $3.3 million, and proceeds from a sale and leaseback transaction, discussed below. The acquisition involved no issuance of stock of the Company.
Simultaneous to the acquisition, the Company entered into a sales and leaseback transaction with Legacy West Partners, LLC, an unrelated party, for one of Central Steel's properties located in Broadview, Illinois. The sales price for the real property subject to the sale and leaseback transaction was approximately $8.3 million, with total proceeds received by the Company of approximately $7.9 million, net of approximately $0.4 in seller's fees.
The lease agreement includes a 20-year lease term with two five-year renewal options. The base rent under the lease agreement is $58,795 per month for the first year of the term and a 2.0% per annum escalator thereafter. The lease agreement is a “net lease,” such that Central Steel is also obligated to pay all taxes, insurance, assessments, and other costs, expenses, and obligations of ownership of the real property incurred by Central Steel. Due to the highly specialized nature of the leased property, the Company currently believes it is more likely than not that each of the two five-year options will be exercised. Consequently, because the aggregate term of the lease at its conclusion will represent approximately 75% of the economic life of the building, the Company concluded that the lease is a financing transaction and a failed sale and leaseback transaction, as defined under ASC 842. The proceeds, net of closing fees, from the failed sale and leaseback transaction were used to assist in funding the acquisition of Central Steel. No gain was recognized as a result of the sale.
The fair value of the purchase price components was approximately $13.9, as detailed below (in $000's):

Purchase price	$11,758
Fair value of contingent consideration	2,000
Holdback	122
Net purchase price	$13,880
Under the preliminary purchase price allocation, the Company recognized goodwill of approximately $2.9 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed over the fair value of the identifiable assets acquired. The Company anticipates all of the goodwill arising from the acquisition to be fully deductible for tax purposes.
The table below outlines the purchase price allocation, as revised, for the purchase of Central Steel to the acquired identifiable assets, liabilities assumed and goodwill (in $000’s):

Total purchase price		$13,880
Accounts payable		464
Accrued liabilities		969
Total liabilities assumed		1,433
Total purchase price plus liabilities assumed		15,313
Cash		184
Accounts receivable		2,418
Inventory		2,171
Property and equipment		5,034
Intangible assets
Trade names	400
Customer relationships	900
Non-compete	825
Subtotal intangible assets		2,125
Other assets		475
Total assets acquired		12,407
Total goodwill		$2,906
Acquisition of CRO
On October 13, 2023, Flooring Liquidators acquired certain assets and assumed certain liabilities of Carpet Remnant Outlet, Inc. (“CRO”), a floor covering retailer and installer serving residential and commercial customers throughout Northwest Arkansas. Total consideration for the acquisition was approximately $1.4 million and was comprised of cash at close of approximately $1.0 million, an indemnification holdback amount of $0.3 million, and additional consideration valued at $89,000.
The fair value of the purchase price components was $1.4 million, as detailed below (in $000's):

Cash	$1,034
Additional consideration	89
Holdback	300
Purchase price	$1,423
Under the preliminary purchase price allocation, the Company recognized goodwill of $89,000, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of October 13, 2023, as calculated by an independent third-party firm. The value of the additional consideration was calculated by management. During the year ended September 30, 2024, the Company recorded a noncash fair value adjustment related to the value of the additional consideration in the amount of approximately $336,000. The Company anticipates the $89,000 of goodwill arising from the acquisition to be fully deductible for tax purposes.
The table below outlines the purchase price allocation of the purchase for CRO to the acquired identifiable assets, liabilities assumed and goodwill as of September 30, 2024 (in $000’s):

Total purchase price	$1,423
Accounts payable	770
Accrued liabilities	1,298
Total liabilities assumed	2,068
Total consideration	3,491
Accounts receivable	259
Inventory	1,406
Property and equipment	261
Intangible assets	1,190
Other assets	286
Total assets acquired	3,402
Total goodwill	$89
Acquisition of Johnson
On November 30, 2023, CRO acquired certain assets and assumed certain liabilities of Johnson Floor & Home (“Johnson”), a floor covering retailer and installer serving residential and commercial customers through four locations in the Tulsa, Oklahoma area, and one in Joplin, Missouri. Total consideration for the acquisition was $2.0 million, comprised of cash at close of $0.5 million, deferred consideration in the form of a seller note of $1.2 million, with additional consideration paid in the form of an earnout valued at approximately $0.3 million. The deferred consideration is payable in three $0.4 million installments due annually on the first three anniversary dates following the closing date. Each installment will accrue interest at 6.0% per annum until paid.
The fair value of the purchase price components outlined above was approximately $2.0 million, as detailed below (in $000's):

Cash	$500
Deferred consideration	1,200
Earnout	301
Purchase price	$2,001
The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of November 30, 2023, as calculated by management. The table below outlines the purchase price allocation of the purchase for Johnson to the acquired identifiable assets and liabilities assumed as of September 30, 2024 (in $000’s):

Total purchase price		$2,001
Accounts payable		1,017
Accrued liabilities		1,141
Total liabilities assumed		2,158
Total consideration		4,159
Accounts receivable		1,252
Inventory		1,127
Property and equipment		157
Intangible assets
Customer relationships	$1,301
Non-compete agreement	306
Subtotal intangible assets		1,607
Other assets		16
Total assets acquired		4,159
Total goodwill		$—
On May 24, 2024, CRO entered into an asset purchase agreement with the original seller of Johnson under which the original seller agreed to purchase certain assets and assume certain obligations acquired by CRO under the original asset purchase agreement. Consequently, CRO recorded a loss on disposition of Johnson’s assets and liabilities of approximately $0.3 million, as detailed in the table below (in $000's):

Accounts payable and accrued liabilities		$475
Earnout		307
Seller note		1,230
Lease liabilities		2,703
Total deconsolidation of liabilities		4,715
Inventory		613
Property and equipment		206
ROU assets		2,692
Intangible assets
Customer relationships	1,224
Non-compete agreement	281
Subtotal intangible assets		1,505
Total deconsolidation of assets		5,016
Total loss on disposition		$(301)
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
Under the preliminary purchase price allocation, the Company recognized goodwill of approximately $4.7 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of July 20, 2023, as calculated by an independent third-party firm. Because the transaction was considered a stock purchase for tax purposes, none of the goodwill arising from the acquisition will be deductible for tax purposes. During the year ended September 30, 2024, the Company recorded noncash fair value adjustments related to inventory and other liabilities assumed, as well as an adjustment to deferred tax liabilities in the aggregate amount of $652,000. During the year ended September 30, 2023, the Company recorded a noncash fair value adjustment related to deferred tax liabilities in the aggregate amount of $312,000.
The table below outlines the purchase price allocation of the purchase for PMW to the acquired identifiable assets, liabilities assumed, and goodwill (in $000’s):

Net purchase price	$26,777
Accounts payable	10,788
Accrued liabilities	5,771
Total liabilities assumed	16,559
Total consideration	43,336
Cash	1,602
Accounts receivable	12,613
Inventory	6,390
Property, plant and equipment	13,616
Intangible assets	3,600
Other assets	849
Total assets acquired	38,670
Total goodwill	$4,666
Proforma Information
The table below presents selected proforma information for the Company for the year ended September 30, 2023, assuming that the acquisition had occurred on October 1, 2022 (the beginning of the Company’s 2023 fiscal year), pursuant to ASC 805-10-50. This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on that date, nor does it purport to predict the results of operations for future periods (in $000’s).

Year Ended September 30, 2023	As Reported		Adjustments	Proforma
	Live (1)	PMW (2)	Adjustments (3)	Total
Net revenue	$355,171	$63,136		$418,307
Net income	$(102)	$462	$(2,623)	$(2,263)
Earnings per basic common share	$(0.03)			$(0.72)
Earnings per basic diluted share	$(0.03)			$(0.72)
(1)Live for the year ended September 30, 2023. Includes PMW from July 20, 2023 through September 30, 2023.
(2)PMW from October 1, 2022 through the acquisition date of July 19, 2023.

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
Acquisition of Flooring Liquidators
On January 18, 2023, Live Ventures acquired 100% of the issued and outstanding equity interests (the “Equity Interests”) of Flooring Liquidators, Inc., Elite Builder Services, Inc., 7 Day Stone, Inc., Floorable, LLC, K2L Leasing, LLC, and SJ & K Equipment, Inc. (collectively, the “Acquired Companies”). The Acquired Companies are leading retailers and installers of floors, carpets, and countertops to consumers, builders, and contractors in California and Nevada.
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
The fair value the purchase price components outlined above was $78.7 million due to fair value adjustments for the Note and restricted stock, as detailed below (in $000's):

Purchase price	$83,800
Fair value adjustment, sellers note	(3,300)
Fair value adjustment, restricted stock	(1,800)
Net purchase price	$78,700
Under the purchase price allocation, the Company recognized goodwill of approximately $30.4 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of January 18, 2023, as calculated by an independent third-party firm. During the year ended September 30, 2024, the Company recorded a fair value adjustment related to its contingent consideration of $1.0 million. The Company anticipates the balance of the goodwill arising from the acquisition to be fully deductible for tax purposes.
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

Proforma Information
The table below presents selected proforma information for the Company for the year ended September 30, 2023, assuming that the acquisition had occurred on October 1, 2022 (the beginning of the Company’s 2023 fiscal year), pursuant to ASC 805-10-50. This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on that date, nor does it purport to predict the results of operations for future periods (in $000’s).

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
(2)Flooring Liquidators for the period of October 1, 2022 through January 17, 2023.
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

Note 5:    Property and Equipment
The following table details the Company's property and equipment as of September 30, 2024 and 2023, respectively (in $000’s):

	September 30, 2024	September 30, 2023
Property and equipment, net:
Building and improvements	$40,490	$35,684
Land	3,469	2,029
Transportation equipment	2,765	2,062
Machinery and equipment	73,309	67,575
Furnishings and fixtures	6,301	6,028
Office, computer equipment and other	4,285	4,569
	130,619	117,947
Less: Accumulated depreciation	(47,750)	(37,244)
	$82,869	$80,703
Depreciation expense was approximately $12.3 million and $10.9 million for the years ended September 30, 2024 and 2023, respectively.
Note 6:    Leases
The following table details the Company's right of use assets and lease liabilities as of September 30, 2024 and 2023, respectively (in $000’s):

	September 30, 2024	September 30, 2023
Right of use asset - operating leases	$55,701	$54,544
Lease liabilities:
Current - operating	12,885	11,369
Current - finance	368	359
Long term - operating	50,111	48,156
Long term - finance	41,677	32,942
The weighted average remaining lease term for operating leases is 9.92 years. The Company’s weighted average discount rate for operating leases is 9.92%. Total cash payments for operating leases for the year ended September 30, 2024 were approximately $18.6 million.

The weighted average remaining lease term for finance leases is 27.21 years. The Company’s weighted average discount rate for finance leases is 11.33%. Total cash payments for finance leases for the year ended September 30, 2024 were approximately $3.6 million.
As discussed in Note 4, on May 15, 2024, Precision Marshall acquired Central Steel Fabricators (“Central Steel”), a Chicago-based manufacturer of specialized fabricated metal products primarily for data centers and the communications industry. As of the date of execution, Central Steel sold the acquired real property in exchange for which Central Steel entered into a 20-year lease, with two options to renew for an additional five years each, which the Company is reasonably certain to exercise. This transaction is being treated as a failed sales and leaseback for accounting purposes, as described in ASC 842 “Leases”.
As discussed in Note 4, on July 20, 2023, the Company acquired PMW, a Kentucky-based Metal Stamping and Value-Added Manufacturing Company. As of the date of execution, PMW sold two real properties in exchange for which PMW entered into a 20-year lease, with two options to renew for an additional five years each, which the Company is reasonably certain to exercise. This transaction is being treated as a failed sales and leaseback for accounting purposes, as described in ASC 842 “Leases”.
As discussed in Note 4, on January 18, 2023, Live Ventures acquired 100% of the issued and outstanding equity interests of Flooring Liquidators, Inc., Elite Builder Services, Inc., 7 Day Stone, Inc., Floorable, LLC, K2L Leasing, LLC, and SJ & K Equipment, Inc. (collectively, the “Acquired Companies”). The Acquired Companies are leading retailers and installers of floors, carpets, and countertops to consumers, builders, and contractors in California and Nevada. In connection with the acquisition, the Company acquired several real and personal property leases, which are a combination of both operating and finance leases, as described in ASC 842 “Leases”.
Total present value of future lease payments of operating leases as of September 30, 2024 (in 000’s):

Twelve months ended September 30,
2025	$17,656
2026	15,288
2027	12,832
2028	9,322
2029	5,440
Thereafter	27,748
Total	88,286
Less implied interest	(25,290)
Present value of payments	$62,996

The Company presents finance lease ROU assets as property and equipment. The balance, as of September 30, 2024 and 2023 is as follows (in $000’s):

	September 30, 2024	September 30, 2023
Property and equipment, at cost	$26,495	$22,526
Accumulated depreciation	(1,662)	(702)
Property and equipment, net	$24,833	$21,824
Total present value of future lease payments of finance leases as of September 30, 2024 (in 000’s):

Twelve months ended September 30,
2025	$3,952
2026	4,036
2027	4,118
2028	4,237
2029	4,372
Thereafter	126,198
Total	146,913
Less implied interest	(104,868)
Present value of payments	$42,045
Note 7:    Intangibles
The Company’s intangible assets consist of customer relationships, trade names, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles.
The following table details the Company's intangible assets as of September 30, 2024 and 2023, respectively (in $000’s):

	September 30, 2024	September 30, 2023
Intangible assets, net:
Intangible assets - Tradenames	$15,356	$14,940
Intangible assets - Customer Relationships	14,799	13,874
Intangible assets - Other	4,330	2,316
	34,485	31,130
Less: Accumulated amortization	(9,382)	(4,562)
Total intangible assets, net	$25,103	$26,568
Intangible amortization expense was approximately $4.9 million and $3.4 million for the years ended September 30, 2024 and 2023, respectively.

The following table summarizes estimated future amortization expense related to intangible assets that have net balances (in $000’s):

As of September 30,
2025	$5,023
2026	5,013
2027	4,906
2028	4,591
2029	3,896
Thereafter	1,674
$25,103
Note 8:    Goodwill
The following table details the Company's goodwill as of September 30, 2024 and 2023 (in 000’s):

	Retail - Entertainment	Retail - Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate	Total
September 30, 2022	$36,947	$—	$807	$3,339	$—	$41,093
Flooring Liquidators acquisition	—	30,419	—	—	—	30,419
PMW acquisition	—	—	—	4,666	—	4,666
Goodwill adjustments	—	—	—	(312)	—	(312)
September 30, 2023	36,947	30,419	807	7,693	—	75,866
CRO acquisition	—	89	—	—	—	89
Central Steel acquisition	—	—	—	2,906	—	2,906
Goodwill adjustments	—	999	—	(652)	—	347
Goodwill impairment	—	(18,056)	—	—	—	(18,056)
September 30, 2024	$36,947	$13,451	$807	$9,947	$—	$61,152
The Company accounts for purchased goodwill and intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other (see Note 2). Goodwill recognized during the year ended September 30, 2024 was approximately $3.0 million, and was due to the acquisitions of CRO and Central Steel (see Note 4). Goodwill recognized during the year ended September 30, 2023 was approximately $35.1 million, due to the acquisitions of Flooring Liquidators and PMW (see Note 4).
Flooring Liquidators Impairment
The Company tests goodwill for impairment on an annual basis on July 1 of each year, and monitors throughout the year for impairment triggering events that indicate that the carrying value of one or more of its reporting units exceeds its fair value. In connection with its annual goodwill testing, the Company observed that Flooring Liquidators had negative cash flows due to negative impacts of general economic conditions hampering the floor covering industry as a whole. Consequently, based on a quantitative assessment, the Company concluded that the carrying value of Flooring Liquidator’s goodwill exceeded its estimated fair value, and, as a result, recorded an $18.1 million impairment charge during the year ended September 30, 2024.
The quantitative goodwill impairment assessment consisted of a fair value calculation that combines an income approach, using a discounted cash flow method, and a market approach. The quantitative goodwill impairment assessment requires the application of a number of significant assumptions, including estimates of future revenue growth rates, EBITDA margins, discount rates and market multiples. The projected future revenue growth rates and EBITDA margins, and the resulting projected cash flows are based on historical experience and internal annual operating plans reviewed by management, extrapolated over the forecast period. Discount rates are determined using a weighted average cost of capital adjusted for risk factors specific to the reporting units. Market multiples are based on the guideline public company method using comparable publicly traded company multiples of revenue and EBITDA for a group of benchmark companies.
The Company also reviews long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate the carrying value of an asset group may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying value of an asset group to future undiscounted net cash flows expected to be generated by the asset group. The undiscounted cash flows for Flooring Liquidator’s long-lived asset group were above the carrying value and the Company determined that the long-lived asset group was recoverable, and, as such, no impairment existed as of September 30, 2024.
Note 9:    Accrued Liabilities
The following table details the Company's accrued liabilities as of September 30, 2024 and 2023, respectively (in 000’s):

	September 30, 2024	September 30, 2023
Accrued liabilities:
Accrued payroll and bonuses	$8,125	$5,802
Accrued sales and use taxes	1,326	1,529
Accrued gift card liability	1,986	1,819
Accrued interest payable	840	669
Accrued inventory	6,722	5,700
Accrued professional fees	2,644	3,146
Customer deposits	4,675	4,579
Accrued expenses - other	5,422	8,582
	$31,740	$31,826
Note 10: Long-Term Debt
Long-term debt as of September 30, 2024 and 2023 consisted of the following (in $000’s):

	September 30, 2024	September 30, 2023
Revolver loans	$60,199	$56,779
Equipment loans	13,346	15,486
Term loans	10,465	14,290
Other long-term debt	15,227	15,789
Total long-term debt	99,237	102,344
Less: unamortized debt issuance costs	(427)	(557)
Net amount	98,810	101,787
Less: current portion	(43,816)	(23,077)
Total long-term debt, net of current portion	$54,994	$78,710

Future maturities of long-term debt at September 30, 2024 are as follows excluding related party debt (in $000’s):

Years ending September 30,
2025	$43,816
2026	15,012
2027	28,122
2028	1,362
2029	1,229
Thereafter	9,269
Total	$98,810
Bank of America Revolver Loan
On September 4, 2024, Marquis entered into an amended $25.0 million revolving credit agreement (“BofA Revolver”) with Bank of America Corporation (“BofA”). The BofA Revolver is an asset-based facility that is secured by substantially all of Marquis’ assets, and matures on July 31, 2025. Availability under the BofA Revolver is subject to a monthly borrowing base calculation. Marquis’ ability to borrow under the BofA Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with BofA.
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
The advance rate in certain circumstances for inventory is 45.4% for raw materials, 0% for work-in-process, and 57.1% for finished goods subject to eligibility limited to 65.0%, and advance limit of $22.0 million or 65.0% of the value of eligible inventory. Letters of credit reduce the amount available to borrow under the BofA Revolver by an amount equal to the face value of the letters of credit.

Level	Fixed Charge Coverage Ratio	Term SOFR Revolver Loan	Base Rate Revolver Loan
I	<1.20 to 1.00	2.50%	1.50%
II	>1.20 to 1.00 but <1.50 to 1.00	2.25%	1.25%
III	>1.50 to 1.00 but <1.75 to 1.00	2.00%	1.00%
IV	>1.75 to 1.00	1.75%	0.75%
The following tables summarize the BofA Revolver for the years ended and as of September 30, 2024 and 2023, respectively (in $000’s):

	During the year ended September 30,
	2024	2023
Cumulative borrowing during the period	$140,810	$118,865
Cumulative repayment during the period	129,298	122,907
Maximum borrowed during the period	18,776	12,648
Weighted average interest for the period	7.87%	6.87%

	As of September 30,
	2024	2023
Total availability	$7,298	$14,904
Total outstanding	17,614	6,101
Loan with Fifth Third Bank (Precision Marshall)
On January 20, 2022, Precision Marshall refinanced its prior Encina Business Credit loans with Fifth Third Bank, and the balance outstanding was repaid. The refinanced credit facility, totaling $29 million, is comprised of $23.0 million in revolving credit, $3.5 million in M&E lending, and $2.5 million for capital Capex lending. Advances under the new credit facility will bear interest at the Prime Rate plus 0 basis points for lending under the revolving facility, and the Prime Rate plus 25 basis points for M&E and Capex lending. The refinancing of the Borrower’s existing credit facility reduces interest costs and improves the availability and liquidity of funds by approximately $3.0 million at the close. The facility terminates on January 20, 2027, unless terminated earlier in accordance with its terms.
In connection with the acquisition of Kinetic and Central Steel (see Note 4), the existing revolving facility was amended to add Kinetic and Central Steel as borrowers. In addition, two additional term loans were executed to fund the purchase of Kinetic. Approximately $6.0 million was drawn from the revolving facility, and the term loans were opened in the amounts of $4.0 million and $1.0 million, respectively. The $4.0 million term loan (“Kinetic Term Loan #1”), which matures on January 20, 2027, carries the same terms for M&E term lending as stated above. The $1.0 million term loan (“Kinetic Term Loan #2”), which matures on June 28, 2025, is a “Special Advance Term Loan”, and bears interest at the Prime Rate plus 175 basis points.
As of September 30, 2024 and 2023, the outstanding balance on the revolving loan was approximately $21.3 million and $23.0 million, respectively, and the outstanding balance on the original M&E lending, which is documented as a term note, was approximately $1.8 million and $2.3 million, respectively. As of September 30, 2024 and 2023, the outstanding balance on Kinetic Term Loan #1 was $2.7 million and $3.3 million. As of September 30, 2023, the Kinetic Term Loan #2 was fully repaid.
On April 12, 2023, in connection with its existing credit facility with Fifth Third Bank, Precision Marshall took an advance against its Capex term lending in the amount of approximately $1.4 million. Additionally, during June 2024, in connection with Kinetic's acquisition of Midwest Grinding (see Note 4), Precision Marshall took an additional advance against its Capex term lending in the amount of approximately $403,000.The loan matures January 2027 and bears interest on the same terms as for Capex lending as stated above. The first payment under this loan is due in February 2024. As of September 30, 2024 and 2023, the outstanding balance on this Capex loan was $1.6 million and $1.4 million, respectively.
The following tables summarize the Precision Marshall Fifth Third Bank Revolver Loan as of and for the years ended September 30, 2024 and 2023 (in $000’s):

	During the year ended September 30,
	2024	2023
Cumulative borrowing during the period	$66,134	$72,336
Cumulative repayment during the period	71,017	69,707
Maximum borrowed during the period	1,700	1,700
Weighted average interest for the period	8.46%	7.85%

	As of September 30,
	2024	2023
Total availability	$6,508	$5,959
Total outstanding	21,319	26,202
Texas Capital Bank Revolver Loan
On November 3, 2016, Vintage Stock entered into an amended $12.0 million credit agreement with Texas Capital Bank (“TCB Revolver”). The TCB Revolver was a five-year, asset-based facility that is secured by substantially all of Vintage

Stock’s assets. The TCB Revolver matured on November 3, 2023, and was repaid in full as of that date. The TCB Revolver was replaced by the Bank Midwest Revolver (see below).
The following tables summarize the TCB Revolver as of and for the years ended September 30, 2024 and 2023 (in $000's):

	During the year ended September 30,
	2024	2023
Cumulative borrowing during the period	$4,889	$73,074
Cumulative repayment during the period	10,159	77,195
Maximum borrowed during the period	9,048	11,146
Weighted average interest for the period	7.57%	7.50%

	As of September 30,
	2024	2023
Total availability	$—	$6,526
Total outstanding	—	5,270
Eclipse Business Capital Loans
In connection with the acquisition of Flooring Liquidators (see Note 4), on January 18, 2023, Flooring Liquidators entered into a credit facility with Eclipse Business Capital, LLC (“Eclipse”). The facility consists of $25.0 million in revolving credit (“Eclipse Revolver”) and $3.5 million in M&E lending (“Eclipse M&E”). The Eclipse Revolver is a three-year, asset-based facility that is secured by substantially all of Flooring Liquidators’ assets. Availability under the Eclipse Revolver is subject to a monthly borrowing base calculation. Flooring Liquidators’ ability to borrow under the Eclipse Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with Eclipse. The Eclipse Revolver bears interest at 4.5% per annum in excess of Adjusted Term SOFR prior to April 1, 2023, and 3.5% per annum in excess of Adjusted Term SOFR after April 1, 2023. The Eclipse M&E loan bears interest at 6.0% per annum in excess of Adjusted Term SOFR prior to April 1, 2023, and 5.0% per annum in excess of Adjusted Term SOFR after April 1, 2023. The credit facility matures in January 2026. As of September 30, 2024 and 2023, the outstanding balance on the Eclipse M&E loan was approximately $1.8 million and $2.4 million, respectively.
The following tables summarize the Eclipse Revolver as of and for the years ended September 30, 2024 and 2023 (in $000's):

	During the year ended September 30,
	2024	2023
Cumulative borrowing during the period	$138,632	$41,545
Cumulative repayment during the period	137,587	46,710
Maximum borrowed during the period	10,700	13,396
Weighted average interest for the period	11.72%	9.80%

	As of September 30,
	2024	2023
Total availability	$960	$1,558
Total outstanding	9,276	8,230
Loan with Fifth Third Bank (PMW)
In connection with the acquisition of PMW (see Note 4), on July 20, 2023, PMW entered into a revolving credit facility (the "Revolving Credit Facility") with Fifth Third Bank. The facility consists of $15.0 million in revolving credit (the "Fifth Third Revolver") and approximately $5.0 million in M&E lending (the "Fifth Third M&E Loan"). The Fifth-Third Revolver is a three-year, asset-based facility that is secured by substantially all of PMW's assets. Availability under the Fifth-Third Revolver is subject to a monthly borrowing base calculation. PMW's ability to borrow under the Fifth-Third Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with Fifth-Third. Loans made under the Revolving Credit Facility are considered Reference Rate Loans, and bear interest at a rate equal to the sum of the Reference Rate plus the Applicable Margin. Reference Rate means the greater of (a) 3.0% or (b) the Lender’s publicly announced prime rate (which is not intended to be Lender’s lowest or most favorable rate in effect at any time) in effect from time to time. The Applicable Margin for revolving loans is zero, while for the M&E Term Loan or any Capital Expenditure Term Loan, it is 50 basis points (0.5%). The credit facility matures in July 2026. As of September 30, 2024, the Company concluded that PMW was in default of its Fixed Cost Coverage Ratio (“FCCR”) covenant, as specified in the credit agreement governing the Revolving Credit Facility. This default provides the creditor rights to accelerate and made immediately due the borrowings under the Revolving Credit Facility and Fifth Third M&E Loan. As of the date of the filing of this 10-K, Fifth Third Bank has not exercised these rights and management is actively working with Fifth Third Bank to resolve the default. As such, as of September 30, 2024, PMW’s long-term debt balances, in the amount of approximately $14.4 million, have been reclassified to current liabilities. As of September 30, 2024 and 2023, the outstanding balance on the Fifth-Third M&E loan was approximately $4.1 million and $4.8 million, respectively.
The following tables summarize the PMW Fifth-Third Bank Revolver as of and for the years ended September 30, 2024 and 2023 (in $000's):

	During the year ended September 30,
	2024	2023
Cumulative borrowing during the period	$72,501	$16,294
Cumulative repayment during the period	73,364	14,258
Maximum borrowed during the period	13,318	13,327
Weighted average interest for the period	8.50%	8.46%

	As of September 30,
	2024	2023
Total availability	$1,078	$3,818
Total outstanding	10,112	10,975
Bank Midwest Revolver Loan
On October 17, 2023, Vintage entered into a $15.0 million credit agreement with Bank Midwest (“Bank Midwest Revolver”), replacing a revolving credit facility between Vintage and Texas Capital Bank (“TCB Revolver”), which was entered into in November 2016 and set to mature in November 2023. In connection with the entry into the Credit Agreement, the revolving credit facility between Vintage Stock and Texas Capital Bank was terminated and the balance outstanding was repaid. The Bank Midwest Revolver interest accrues daily on the outstanding principal at a rate of the greater of (a) the one-month forward-looking term rate based on SOFR, plus 2.36% per annum, or (b) 5.0% per annum, and matured on October 17, 2024.

The following tables summarize the Bank Midwest Revolver as of and for the years ended September 30, 2024 and 2023 (in $000's):

	During the year ended September 30,
	2024	2023
Cumulative borrowing during the period	$32,560	$—
Cumulative repayment during the period	$30,682	$—
Maximum borrowed during the period	$9,778	$—
Weighted average interest for the period	7.70%	—%

	As of September 30,
	2024	2023
Total availability	$10,423	$—
Total outstanding	$1,878	$—
Note payable to JCM Holdings
During October 2020, Marquis purchased a manufacturing facility, which it had previously leased, for approximately $2.5 million. Marquis entered into a $2.0 million loan agreement, secured by the facility, with the seller of the facility, in order to complete the purchase of the facility. The loan bears interest at 6%, due monthly, and matures January 2030. As of September 30, 2024 and 2023, the outstanding principal balance was approximately $1.3 million and $1.5 million, respectively.
Equipment Loans
On June 20, 2016 and August 5, 2016, Marquis entered into a transaction that provided for a master agreement and separate loan schedules (the “Equipment Loans”) with Banc of America Leasing & Capital, LLC which provided:
Note #3 was for approximately $3.7 million, secured by equipment. The Equipment Loan #3 matured in December 2023. As of September 30, 2024 and 2023, the outstanding balance was approximately $0 and $154,000, respectively.
Note #4 was for approximately $1.1 million, secured by equipment. The Equipment Loan #4 matured in December 2023. As of September 30, 2024 and 2023, the outstanding balance was approximately $0 and $47,000, respectively.
Note #5 is for approximately $4.0 million, secured by equipment. The Equipment Loan #5 is due December 2024, payable in 84 monthly payments of $55,000 beginning January 2018, bearing interest at 4.7% per annum. As of September 30, 2024 and 2023, the outstanding balance was approximately $164,000 and $799,000, respectively.
Note #6 is for $913,000, secured by equipment. The Equipment Loan #6 matured in July 2024. As of September 30, 2024 and 2023, the outstanding balance was approximately $0 and $317,000, respectively.
Note #7 is for $5.0 million, secured by equipment. The equipment loan #7 is due February 2027, payable in 84 monthly payments of $59,000 beginning March 2020, with the final payment of $809,000, bearing interest at 3.2% per annum. As of September 30, 2024 and 2023, the outstanding balance was approximately $2.3 million and $2.9 million, respectively.
Note #8 is for approximately $3.4 million, secured by equipment. The equipment loan #8 is due September 2027, payable in 84 monthly payments of $46,000 beginning October 2020, bearing interest at 4.0%. As of September 30, 2024 and 2023, the outstanding balance was approximately $1.6 million and $2.0 million, respectively.
In December 2021, Marquis funded the acquisition of $5.5 million of new equipment under Note #9 of its master agreement. The note, which is secured by the equipment, matures December 2026, and is payable in 60 monthly payments of $92,000 beginning January 2022, bearing interest at 3.75%. As of September 30, 2024 and 2023, the outstanding balance was approximately $2.9 million and $3.9 million, respectively.
In December 2022, Marquis funded the acquisition of $5.7 million of new equipment under Note #10 of its master agreement. The Equipment Loan #10, which is secured by the equipment, matures December 2029, and is payable in 84 monthly payments of $79,000, beginning January 2023, with the final payment in the amount of approximately $650,000, bearing interest at 6.50%. As of September 30, 2024 and 2023, the outstanding balance was approximately $4.6 million and $5.3 million, respectively.
Note Payable to Store Capital Acquisitions, LLC
On June 14, 2016, Marquis entered into a transaction with Store Capital Acquisitions, LLC. The transaction included a sale-leaseback of land owned by Marquis and a loan secured by the improvements on such land. The total aggregate proceeds received from the sale of the land and the loan was $10.0 million, which consisted of approximately $644,000 from the sale of the land and a note payable of approximately $9.4 million. In connection with the transaction, Marquis entered into a lease with a 15-year term commencing on the closing of the transaction, which provides Marquis with an option to extend the lease upon the expiration of its term. The initial annual lease rate is $60,000. The proceeds from this transaction were used to pay down the BofA Revolver and Term loans, and related party loan, as well as to purchase a building from the previous owners of Marquis that was not purchased in the July 2015 transaction. The note payable bears interest at 9.3% per annum, with principal and interest due monthly. The note payable matures June 13, 2056. For the first five years of the note payable, there is a pre-payment penalty of 5%, which declines by 1% for each year the loan remains unpaid for the next five years. At the end of ten years, there is no pre-payment penalty. In connection with the note payable, Marquis incurred approximately $458,000 in transaction costs that are being recognized as a debt issuance cost and are being amortized and recorded as interest expense over the term of the note payable. The remaining principal balance was approximately $9.1 million as of September 30, 2024 and 2023, respectively.
Loan Covenant Compliance
As of September 30, 2024, the Company was in compliance with all covenants under its existing revolving and other loan agreements, with the exception of PMW which was in default under its Revolving Credit Facility and Fifth Third M&E Loan with Fifth Third Bank, as discussed above.
Note 11: Notes payable, related parties
Long-term debt, related parties as of September 30, 2024 and 2023 consisted of the following (in $000’s):

	September 30, 2024	September 30, 2023
Isaac Capital Group, LLC, 12.5% interest rate, matures May 2025	$2,000	$2,000
Isaac Capital Group, LLC revolver, 12.0% interest rate, matures April 2025	2,600	1,000
Isaac Capital Group, LLC for Flooring Liquidators, 12.0% interest rate, matures January 2028	5,000	5,000
Spriggs Investments, LLC, 12.0% interest rate, matures July 2025	800	2,000
Spriggs Investments, LLC for Flooring Liquidators, 12.0% interest rate, matures July 2025	1,000	1,000
Total notes payable - related parties	11,400	11,000
Less: unamortized debt issuance costs	(66)	(86)
Net amount	11,334	10,914
Less current portion	(6,400)	(4,000)
Long-term portion	$4,934	$6,914
Future maturities of notes payable, related parties at September 30, 2024 are as follows (in $000’s):

Years ending September 30,
2025	$6,400
2028	4,934
Total	$11,334

Transactions with Isaac Capital Group LLC
ICG Term Loan
During 2015, Marquis entered into a mezzanine loan in the amount of up to $7.0 million (the “ICF Loan”) with Isaac Capital Fund I, LLC (“ICF”), a private lender whose managing member is Jon Isaac. On July 10, 2020, (i) ICF released and discharged Marquis from all obligations under the loan, (ii) ICF assigned all of its rights and obligations under the instruments, documents, and agreements with respect to the ICF Loan to ICG, of which Jon Isaac, the Company’s President and Chief Executive Officer, is the sole member, and (iii) Live Ventures borrowed 2.0 million (the “ICG Loan”) from ICG using essentially the same documentation from the ICF Loan. There was no balance outstanding on the note as of the date of assignment. The ICG Loan matures on May 1, 2025 and bears interest at a rate of 12.5% per annum. Interest is payable in arrears on the last day of each month. As of September 30, 2024 and 2023, the outstanding balance on this loan was 2.0 million.
ICG Revolving Promissory Note
On April 9, 2020, the Company entered into an unsecured revolving line of credit promissory note whereby ICG agreed to provide the Company with a 1.0 million revolving credit facility (the “ICG Revolver”). On June 23, 2022, as amended by unanimous consent of the Board of Directors, the facility was increased to 6.0 million. No other terms of the Note were changed. On April 1, 2023, the Company entered into the First Amendment of the ICG Revolver that extended the maturity to April 8, 2024 and increased the interest rate from 10.0% to 12.0% per annum, and decreased the amount of available revolving credit Funder the facility to $1.0 million. On January 11, 2024, the Company entered into the Third Amendment of the ICG Revolver that extended the maturity date to April 08, 2025 and increased the amount of available revolving credit under the facility to $5.0 million. As of September 30, 2024 and 2023, the outstanding balance on this note was $2.6 million and $1.0 million, respectively.
ICG Flooring Liquidators Note
On January 18, 2023, in connection with the acquisition of Flooring Liquidators, Flooring Affiliated Holdings, LLC, a wholly-owned subsidiary of the Company, as borrower, entered into a promissory note for the benefit of ICG in the amount of $5.0 million (“ICG Flooring Liquidators Loan”). The ICG Flooring Liquidators Loan matures on January 18, 2028, and bears interest at 12.0% per annum. Interest is payable in arrears on the last day of each calendar month. The note is fully guaranteed by the Company. As of September 30, 2024 and 2023, the outstanding balance on this loan was $5.0 million.
Transactions with Vintage Stock CEO
Spriggs Promissory Note I
On July 10, 2020, the Company executed a promissory note (the “Spriggs Promissory Note I”) in favor of Spriggs Investments that memorializes a loan by Spriggs Investments to the Company in the initial principal amount of $2.0 million (the “Spriggs Loan I”). The Spriggs Loan I originally matured on July 10, 2022; however, the maturity date was extended to July 10, 2023, pursuant to unanimous written consent of the Board of Directors. The Spriggs Promissory Note I bears simple interest at a rate of 10.0% per annum. On January 19, 2023, the Company entered into a modification agreement of the Spriggs Loan I. Under the modification agreement, the Spriggs Promissory Note I will bear interest at a rate of 12.0% per annum, and the maturity date was extended to July 31, 2024. On February 29, 2024, the Company entered into a loan modification agreement of the Spriggs Loan I. Under the loan modification agreement, the Company was required to make a principal payment of $600,000 to Spriggs Investments within five business days following the effective date of the loan modification agreement, and make principal payments of not less than $300,000 each 90-day period thereafter, beginning on April 1, 2024, until the Spriggs Promissory Note I is fully repaid. Further, under the loan modification agreement, the maturity date of the Spriggs Promissory Note I was extended to July 31, 2025. All monthly payments under the original Spriggs Promissory Note I remain in effect through the maturity date as amended. As of September 30, 2024 and 2023, the principal amount owed was $800,000 and $2.0 million, respectively.
Spriggs Promissory Note II
On January 19, 2023, in connection with the acquisition of Flooring Liquidators, the Company executed a promissory note in favor of Spriggs Investments in the initial principal amount of $1.0 million (the “Spriggs Loan II”). The Spriggs Loan II matures on July 31, 2024, and bears interest at a rate of 12.0% per annum. On

February 29, 2024, the Company entered into a loan modification agreement of the Spriggs Loan II. Under the loan modification agreement, upon full principal repayment of the Spriggs Promissory Note I (see above), the Company will make principal payments of not less than $300,000, per each 90-day period, until the Spriggs Loan II is fully repaid. Further, under the loan modification agreement, the maturity date of the Spriggs Loan II was extended to July 31, 2025. All monthly payments under the original Spriggs Loan II remain in effect through the maturity date as amended. As of September 30, 2024 and 2023, the principal amount owed was $1.0 million.

Note 12: Related Party Seller Notes
Seller notes as of September 30, 2024 and 2023 consisted of the following (in $000’s):

	September 30, 2024	September 30, 2023
Seller of Flooring Liquidators, 8.24% interest rate, matures January 2028	$34,000	$34,000
Seller of PMW, 8.0% interest rate, matures July 2028	2,500	2,500
Seller of Kinetic, 7.0% interest rate, matures September 2027	3,000	3,000
Seller of Central Steel, 8.0% interest rate, matures May 2029	1,100	—
Total Seller notes payable - related parties	40,600	39,500
Unamortized debt premium (discount)	2,261	(502)
Net amount	42,861	38,998
Less current portion	(2,500)	—
Long-term portion of Seller notes - related parties	$40,361	$38,998
Future maturities of seller notes at September 30, 2024 are as follows (in $000’s):

Years ending September 30,
2025	$2,500
2027	3,000
2028	36,261
2029	1,100
Total	$42,861
Note Payable to the Seller of Flooring Liquidators
In connection with the purchase of Flooring Liquidators (see Note 4), the Company entered into an employment agreement with the previous owner of Flooring Liquidators to serve as its Chief Executive Officer. The employment agreement is for an initial term of five years and shall be automatically extended in 90-day increments unless either party provides notice as required under the agreement. Additionally, the Company entered into a seller financed mezzanine loan, which is fully guaranteed by the Company, in the amount of $34.0 million with the previous owners of Flooring Liquidators. The Seller Subordinated Acquisition Note (“Sellers Note”) bears interest at 8.24% per annum, with interest payable monthly in arrears beginning on January 18, 2024. The Sellers Note has a maturity date of January 18, 2028. The fair value assigned to the Sellers Note, as calculated by an independent third-party firm, was $31.7 million, or a discount of $2.3 million. The $2.3 million discount is being accreted to interest expense, using the effective interest rate method, as required by GAAP, over the term of the Sellers Note. As of September 30, 2024 and 2023, the carrying value of the Sellers Note was approximately $36.3 million and $33.5 million, respectively.
Note Payable to the Sellers of PMW
In connection with the purchase of PMW (see Note 4), the Company entered into a consulting agreement with the previous owner of PMW to serve as part-time President and Chief Executive Officer. The consulting agreement commenced on the Effective Date and shall terminate upon the latter of (i) Sellers’ receipt of Earn-out Payments in an aggregate amount equal to $3,000,000 and (ii) the full satisfaction and payment of all amounts due and to that are to become due under the seller note, unless earlier terminated in accordance with the terms set forth in the consulting agreement. Additionally, PMW entered into two seller financed loans, in the aggregate amount of $2.5 million, which are fully guaranteed by the Company. The Sellers Subordinated Acquisition Notes bear interest at 8.0% per annum, with interest payable quarterly in arrears. As of September 30, 2024, the Company concluded that PMW was in default of its Fixed Cost Coverage Ratio (“FCCR”) covenant, as specified in the credit agreement governing the Revolving Credit Facility (see Note 10). The Seller Financed Loans stipulate that payment of the notes will be due and payable upon any event of default under the Revolving Credit Facility, and the Live Ventures Incorporated guarantee shall go into effect. Consequently, as of September 30, 2024, the balances on the Seller Financed Loans, in the amount of $2.5 million in the aggregate, have been reclassified to current liabilities. The Company is in the process of resolving the default with Fifth Third Bank. The Sellers Subordinated Acquisition Notes have a maturity date of July 18, 2028. As of September 30, 2024 and 2023, the carrying value of the Sellers Notes was $2.5 million.
Note Payable to the Sellers of Kinetic
In connection with the purchase of Kinetic, Kinetic entered into an employment agreement with the previous owner of Kinetic to serve as its Head of Equipment Operations. The employment agreement is for an initial term of five years and shall be automatically extended in 90-day increments unless either party provides notice as required under the agreement. Additionally, Precision Marshall entered into a seller financed loan in the amount of $3.0 million with the previous owner of Kinetic. The Sellers Subordinated Acquisition Note bears interest at 7.0% per annum, with interest payable quarterly in arrears. The Sellers Subordinated Acquisition Note has a maturity date of September 27, 2027. As of September 30, 2024 and 2023, the remaining principal balance was $3.0 million.
Note Payable to the Seller of Central Steel
In connection with the purchase of Central Steel (see Note 4), on May 15, 2024, Precision Marshall entered into an employment agreement with the previous owner of Central Steel to serve as its President. The employment agreement is for an initial term of two years and shall be automatically extended in 90-day increments unless either party provides notice as required under the agreement. Additionally, Precision Marshall entered into a seller financed loan in the amount of $1.1 million with the previous owner of Central Steel (the "Sellers Subordinated Promissory Note"). The Sellers Subordinated Promissory Note bears interest at 8.0% per annum, with interest payable quarterly in arrears. The Sellers Subordinated Promissory Note has a maturity date of May 15, 2029. As of September 30, 2024, the remaining principal balance was $1.1 million.

Note 13: Stockholders’ Equity
Series E Convertible Preferred Stock
As of September 30, 2024 and 2023, there were 47,840 shares of Series E Convertible Preferred Stock issued and outstanding. The shares accrue dividends at the rate of 5% per annum on the liquidation preference per share, payable quarterly from legally available funds. The shares carry a cash liquidation preference of $0.30 per share, plus any accrued but unpaid dividends. If such funds are not available, dividends shall continue to accumulate until they can be paid from legally available funds. Holders of the preferred shares are entitled to convert them into shares of our common stock on a 1:0.005 basis together with payment of $85.50 per converted share.
During the years ended September 30, 2024 and 2023, the Company accrued dividends of approximately $720 and $720, respectively. As of September 30, 2024 the Company had approximately $180 in accrued dividends payable to holders of Series E preferred stock and as of September 30, 2023, the Company had no accrued dividends payable to holders of Series E preferred stock.
Common Stock
As of September 30, 2024 and 2023, there were 3,131,360 and 3,164,330 shares of Common Stock issued and outstanding, respectively.
Treasury Stock
For years ended September 30, 2024 and 2023, the Company purchased 34,624 and 39,092 shares of its common stock on the open market (treasury shares), respectively, for approximately $866,000 and $991,000, respectively. Such shares are recorded on the Company’s Consolidated Balance Sheets as treasury stock. On June 13, 2023, Tony Isaac, a member of the Company's board of directors, and father of the Company's CEO, Jon Isaac, exercised stock options for which he received 9,904 shares of the Company's common stock. On June 30, 2023, the Company repurchased Mr. Isaac's 9,904 shares of the

Company's common stock for $25.85 per share, the closing market price on June 28, 2023, or approximately $256,000 (see Note 16).
2014 Omnibus Equity Incentive Plan
On January 7, 2014, our Board of Directors adopted the 2014 Omnibus Equity Incentive Plan (the “2014 Plan”), which authorizes issuance of distribution equivalent rights, incentive stock options, non-qualified stock options, performance stock, performance units, restricted ordinary shares, restricted stock units, stock appreciation rights, tandem stock appreciation rights, and unrestricted ordinary shares to our directors, officer, employees, consultants, and advisors. The Company has reserved up to 300,000 shares of common stock for issuance under the 2014 Plan. The Company’s stockholders approved the 2014 Plan on July 11, 2014.
Note 14:    Stock-Based Compensation
From time to time, the Company grants stock options and restricted stock awards to directors, officers, and employees. These awards are valued at the grant date by determining the fair value of the instruments. The value of each award is amortized on a straight-line basis over the requisite service period.
Stock Options
The following table summarizes stock option activity for the years ended September 30, 2024 and 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2022	87,500	$18.81	1.78	$1,626
Granted	17,500	35.00
Exercised	(31,250)	14.64
Forfeited	(20,000)	32.25
Outstanding at September 30, 2023	53,750	$21.51	1.54	$540
Exercisable at September 30, 2023	53,750	$21.51	1.54	$540

Outstanding at September 30, 2023	53,750	$21.51	1.54	$540
Granted	17,500	40.00
Exercised	(6,250)	15.00
Forfeited	(5,000)	40.00
Outstanding at September 30, 2024	60,000	$26.04	1.29	$130
Exercisable at September 30, 2024	60,000	$26.04	1.29	$130
The Company recognized compensation expense of approximately $325,000 and $446,000 during the years ended September 30, 2024 and 2023, respectively, related to stock option awards granted to certain employees and officers based on the grant date fair value of the awards. No forfeitures are estimated. During the years ended September 30, 2024 and 2023, 17,500 and 17,500 stock options were granted, respectively.
At September 30, 2024 the Company had no unrecognized compensation expense associated with stock option awards.

The exercise price for stock options outstanding and exercisable at September 30, 2024 is as follows:

Outstanding		Exercisable
Number of Options	Exercise Price	Number of Options	Exercise Price
25,000	$10.00	25,000	$10.00
17,500	35.00	17,500	35.00
17,500	40.00	17,500	40.00
60,000		60,000
At September 30, 2024 and 2023, the Company had no non-vested stock option awards.

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
The following table presents the computation of basic and diluted net income per share:

	Years Ended September 30,
	2024	2023
Basic
Net loss	$(26,685)	$(102)
Weighted average common shares outstanding	3,147,646	3,133,554
Basic loss per share	$(8.48)	$(0.03)
Diluted
Net loss applicable to common stock	$(26,685)	$(102)
Weighted average common shares outstanding	3,147,646	3,133,554
Assumed weighted average common shares outstanding	3,147,646	3,133,554
Diluted loss per share	$(8.48)	$(0.03)
Basic earnings per common share ("EPS") is computed by dividing net income by the weighted average number of shares of Common Stock outstanding for the period. Diluted EPS is computed by dividing net income by the sum of the weighted average number of shares of Common Stock outstanding and the effect of dilutive securities. No diluted EPS computation was made for the years ended September 30, 2024 and 2023, as the Company recorded a net loss. Had the Company calculated diluted EPS for the years ended September 30, 2024 and 2023, the total assumed weighted average common shares outstanding would have been 3,162,456 and 3,153,033, respectively, and there would have been 35,000 and 22,500 options to purchase shares of common stock that were anti-dilutive, and not included in the years ended September 30, 2024 and 2023 diluted earnings per share computations, respectively.
Note 16:     Related Party Transactions
Transactions with Isaac Capital Group, LLC
As of December 6, 2024, Isaac Capital Group, LLC (“ICG”), together with Jon Isaac, the Company's President and CEO and the President and sole member of ICG, control approximately 49.3% of the outstanding voting power of the Company (assuming the exercise of all outstanding and exercisable warrants held by them).

ICG Term Loan
As of September 30, 2024, the Company was a party to a term loan with ICG in the amount of 2.0 million (the “ICG Loan”). The ICG Loan matures on May 1, 2025 and bears interest at a rate of 12.5% per annum. Interest is payable in arrears on the last day of each month. As of September 30, 2024 and 2023, the outstanding balance on this loan was 2.0 million (see Note 11).
ICG Revolving Promissory Note
As of September 30, 2024, the Company was a party to a revolving credit facility with ICG in the amount of $5.0 million (the “ICG Revolver”). The ICG Revolver matures on April 08, 2025 and bears interest at 12.0% per annum. As of September 30, 2024 and 2023, the outstanding balance on this note was $2.6 million and $1.0, respectively (see Note 11).
ICG Flooring Liquidators Note
On January 18, 2023, in connection with the acquisition of Flooring Liquidators, Flooring Affiliated Holdings, LLC, a wholly-owned subsidiary of the Company, as borrower, entered into a promissory note for the benefit of ICG in the amount of $5.0 million (“ICG Flooring Liquidators Loan”). The ICG Flooring Liquidators Loan matures on January 18, 2028, and bears interest at 12.0%. Interest is payable in arrears on the last day of each calendar month. The note is fully guaranteed by the Company. As of September 30, 2024 and 2023, the outstanding balance on this loan was $5.0 million (see Note 11).
Transaction with Tony Isaac
Tony Isaac is a member of the Board and father of the Company's Chief Executive Officer, Jon Isaac.
Consulting Fee
In December 2023, subsequent to the fiscal year ended September 30, 2023, the Board approved the grant of a consulting fee to Tony Isaac in the amount of $100,000, for services rendered to the Company throughout 2023. This consulting fee is in addition to the compensation that he receives as a member of the Board.
Stock Options
On June 13, 2023, Tony Isaac exercised stock options for which he received 9,904 shares of the Company's common stock. On June 30, 2023, the Company repurchased Mr. Isaac's 9,904 shares of the Company's common stock for $25.85 per share, the closing market price on June 28, 2023, for approximately $256,000 (see Note 13).
Transactions with ALT5 Sigma Corporation, formerly JanOne Inc.
Tony Isaac, a member of the Company's board of directors, and father of the Company's CEO, Jon Isaac, is the President and a director of ALT5 Sigma Corporation (“ALT5”), formerly JanOne Inc. Richard Butler, a member of the Company's board of directors, is a director of ALT5.
Lease Agreement
Customer Connexx LLC, formerly a subsidiary of ALT5, previously rented approximately 9,900 square feet of office space from the Company at its Las Vegas office, which totals 16,500 square feet. ALT5 paid the Company $194,000 and $197,000 in rent and other reimbursed expenses for years ended September 30, 2024 and 2023, respectively.
Purchase Agreement with ARCA Recycling
On April 5, 2022, the Company entered into a Purchasing Agreement with ARCA Recycling, Inc. ("ARCA"), which was a wholly owned subsidiary of ALT5 until March 2023. Pursuant to the agreement, the Company agreed to purchase inventory from time to time for ARCA as set forth in submitted purchase orders. The inventory is owned by the Company until ARCA installs it in customer's homes, and payment by ARCA to the Company is due upon ARCA's receipt of payment from the customer. All purchases made by the Company shall be paid back by ARCA in full plus an additional five percent surcharge or broker-type fee.
On February 7, 2024, the Company converted outstanding receivables from ALT5 and amounts due under the Purchase Agreement with ARCA Recycling into a promissory note with ALT5. On March 6, 2024, the Company entered into a Note Sale Agreement (“NSA”) with an unaffiliated third party under which the third party acquired the promissory note for approximately $700,000. The NSA requires payment of 50% of the amount due upon execution, and the balance due no later than three days following 60 days after the date of execution. On March 11, 2024, the Company received payment of approximately $350,000, which was recorded as other income. Additionally, the Company has accrued a receivable for the balance due, which was also recorded as other income. In connection with the execution of the NSA, the Company recognized a gain of approximately $0.6 million in the second quarter. On April 29, 2024, the Company received the balance due.
Transactions with Vintage Stock CEO
Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, Inc., a wholly owned subsidiary of the Company, is the sole member of Spriggs Investments, LLC (“Spriggs Investments”).
Spriggs Promissory Note I
On July 10, 2020, the Company executed a promissory note (the “Spriggs Promissory Note I”) in favor of Spriggs Investments that memorializes a loan by Spriggs Investments to the Company in the initial principal amount of $2.0 million (the “Spriggs Loan I”). On February 29, 2024, the Company entered into a loan modification agreement of the Spriggs Loan I, under which the maturity date was extended to July 31, 2025 (see Note 11).
Spriggs Promissory Note II
On January 19, 2023, in connection with the acquisition of Flooring Liquidators (see Note 4), the Company executed a promissory note in favor of Spriggs Investments in the initial principal amount of $1.0 million (the “Spriggs Loan II”). The Spriggs Loan II matures on July 31, 2024. On February 29, 2024, the Company entered into a loan modification agreement of the Spriggs Loan II. Under the loan modification agreement, upon full principal repayment of the Spriggs Promissory Note I (see above), the Company will make principal payments of not less than $300,000, per each 90-day period, until the Spriggs Loan II is fully repaid. Further, under the loan modification agreement, the maturity date of the Spriggs Loan II was extended to July 31, 2025. All monthly payments under the original Spriggs Loan II remain in effect through the maturity date as amended (see Note 11).
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
Building Leases
Flooring Liquidators leases four properties from K2L Property Management, and two from Railroad Investments, each of which Mr. Kellogg is a member. Additionally, Flooring Liquidators leases two properties from Stephen Kellogg and Kimberly Hendrick as a couple, and properties from each of The Stephen Kellogg and Kimberly Hendrick Trust, and The Stephen Kellogg Trust. Ms. Hendrick is Mr. Kellogg's spouse.
Sellers Notes
The Company routinely enters into related-party seller notes in conjunction with its acquisitions. See Note 12 for the details related to existing seller notes.

Note 17: Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Income tax expense for the years ended September 30, 2024 and 2023 is as follows (in $000’s):

	Year Ended September 30, 2024	Year Ended September 30, 2023
Current expense:
Federal	$1,696	$3,821
State	528	603
	2,224	4,424
Deferred (benefit) expense:
Federal	(5,311)	(2,228)
State	(1,571)	(625)
	(6,882)	(2,853)
Total income tax (benefit) expense	$(4,658)	$1,571
A reconciliation of the differences between the effective and statutory income tax rates for years ended September 30, 2024 and 2023:

	Year Ended September 30, 2024	Year Ended September 30, 2023
Federal statutory rates	(21.0%)	21.0%
State income taxes, net of federal benefit	(6.2%)	5.9%
Goodwill impairment	8.8%	—%
Permanent differences	0.1%	(2.9)%
Transaction costs	—%	27.9%
Investments	4.6%	(71.9%)
Stock compensation	—%	4.9%
Change in tax rates	3.6%	41.4%
Tax credits	(0.2%)	(3.1)%
Change in valuation allowance	(4.4)%	73.4%
Other	(0.4)%	0.4%
Effective rate	(15.2%)	97.0%

At September 30, 2024 and 2023, deferred income tax assets and liabilities were comprised of (in $000’s):

	September 30, 2024	September 30, 2023
Deferred income tax assets (liabilities):
Allowance for bad debts	$192	$167
Accrued expenses/reserves	24	(25)
Inventory	2,594	1,841
Accrued compensation	197	180
Research and development	564	121
Net operating loss	2,320	2,321
Tax credits	508	499
Stock compensation	247	235
Intangibles	(4,972)	(7,273)
Property & equipment	(12,544)	(12,681)
Right of use assets	(15,201)	(13,933)
Lease liabilities	17,192	15,256
Interest carryforwards	4,827	1,452
Investments	—	253
Capital loss carryforwards	—	1,156
Subtotal income tax assets (liabilities)	(4,052)	(10,431)
Less: Valuation allowance	(2,215)	(3,604)
Total deferred income tax liability	$(6,267)	$(14,035)

The Company has federal and state net operating loss carryforwards of approximately $7.6 million and $9.3 million, respectively, as of September 30, 2024. The Company has placed a valuation allowance of approximately $6.3 million on the federal net operating loss carryforward due to Internal Revenue Code Section ("IRC Sec.") 382 limitations. Additionally, the Company has placed a full valuation allowance against their state net operating loss carryforwards due to IRC Sec. 382 and separate return limitations. The Company has IRC Sec. 163(j) interest carryforwards of approximately $17.5 million as of September 30, 2024, which have an indefinite carryforward period. The Company has state tax credit carryforwards as of September 30, 2024 of approximately $0.6 million.
The Company evaluates all available evidence to determine if a valuation allowance is needed to reduce its deferred tax assets. Management has concluded that it is more likely than not that a portion of its existing tax benefits will not be realized. Accordingly, the Company has recorded a valuation allowance of approximately $2.2 million at September 30, 2024 to reduce its deferred tax assets.
The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of September 30, 2024. The Company is currently under audit in the state of Wisconsin, however, the Company does not anticipate any material adjustments by the state. The 2019 through 2022 tax years are open to examination by the various federal and state jurisdictions in which the Company operates. The Company’s policy is to record uncertain tax positions as a component of income tax expense.
Note 18:    Commitments and Contingencies
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

On August 2, 2021, the SEC filed a civil complaint in the United States District Court for the District of Nevada naming the Company and two of its executive officers  – Jon Isaac, the Company’s current President and Chief Executive Officer, and Virland Johnson, the Company’s former Chief Financial Officer, as defendants (collectively, the “Company Defendants”) as well as certain other related third parties (the “SEC Complaint”). The SEC Complaint alleges various financial, disclosure, and reporting violations related to income and earnings per share data, purported undisclosed stock promotion and trading, purported inaccurate disclosure regarding beneficial ownership of common stock, and undisclosed executive compensation from 2016 through 2018. The violations are brought under Section 10(b) of the Exchange Act and Rule 10b-5; Sections 13(a), 13(b)(2)(B) and 13(b)(5) of the Exchange Act and Rules 12b-20, 13a-1, 13a-14, 13a-13, 13b2-1, 13b2-2; Section 14(a) of the Exchange Act and Rule 14a-3; and Section 17(a) of the Securities Act of 1933. The SEC seeks permanent injunctions against the Company Defendants, permanent officer-and-director bars, disgorgement of profits, and civil penalties. The foregoing is only a general summary of the SEC Complaint, which may be accessed on the SEC’s website at www.sec.gov/litigation/litreleases/2021/lr25155.htm.

On October 1, 2021, the Company Defendants and third-party defendants moved to dismiss the SEC complaint. On September 7, 2022, the court denied the Company Defendants’ motion to dismiss, but granted one of the third-party defendant’s motions to dismiss, granting the SEC leave to file an amended complaint. On September 21, 2022, the SEC filed an amended complaint to which the Company Defendants filed an answer on October 11, 2022, denying liability. The court subsequently entered a discovery scheduling order and the parties exchanged initial disclosures. The parties participated in a mediation in June 2023. The mediation was not successful. Fact discovery was completed on May 20, 2024. The parties completed expert discovery in September 2024 and filed cross motions for summary judgement. The parties are currently preparing oppositions to the respective motions. We expect it will take a number of months for the Court to rule on the motions, during which time much of the activity in the case will be on pause.
Sieggreen Class Action
On August 13, 2021, Daniel E. Sieggreen, individually and on behalf of all others similarly situated claimants (the "Plaintiff"), filed a class action complaint for violation of federal securities laws in the United States District Court for the District of Nevada, naming the Company, Jon Isaac, the Company's current President and Chief Executive Officer, and Virland Johnson, the Company's former Chief Financial Officer, as defendants (collectively, the "Company Defendants"). The allegations asserted are similar to those in the SEC Complaint. Among other sought relief, the complaint seeks damages in connection with the purchases and sales of the Company’s securities between December 28, 2016 and August 3, 2021. As of December 17, 2021, the judge granted a stipulation to stay proceedings pending the resolutions of the motions to dismiss in the SEC Complaint. On February 1, 2023, the final motion to dismiss relating to the SEC Complaint was denied, which was subsequently noticed in the Sieggreen action on February 2, 2023. Plaintiff filed an amended complaint on March 6, 2023. On May 5, 2023, the Company Defendants filed a motion to dismiss the amended complaint. The motion to dismiss was heard on September 30, 2024. The Court granted the motion with leave to amend. The second amended complaint was recently filed. We are currently evaluating our response thereto which may result in another motion to dismiss being filed.
ApplianceSmart Bankruptcy and Other ApplianceSmart Litigation Matters
On Feb 28, 2022, the United States Bankruptcy Court for the Southern District of New York approved ApplianceSmart’s plan for reorganization (the “Plan”), discharging ApplianceSmart of certain debts according to the Plan resulting in the Company recording a gain of approximately $11.4 million, which includes a write-off or adjustment of approximately $11.5 million on the settlement of debts and other liabilities, offset by payments subject to the bankruptcy that were not included as debtor-in-possession liabilities of approximately $149,000. As of April 1, 2022, the Company has ceased operations at its one existing location, and is in the process of winding down operations, which will be immaterial to the financial statements.
Holdback Matter
On October 10, 2022, a representative for the former shareholders of Precision Industries, Inc. filed a civil complaint in the Court of Chancery of the State of Delaware. The complaint alleged that the Company violated the terms of an agreement and plan of merger dated July 14, 2020, by failing to pay the shareholders a certain indemnity holdback of $2,500,000. The Chancery Court dismissed that action for lack of jurisdiction. On January 12, 2023, the representative re-filed the same action in the United States District Court for the Western District of Pennsylvania. On October 26, 2023, the Company counterclaimed against the representative and all represented shareholders for fraudulently misrepresenting the seller’s inventory and accounting methodology and asserting damages in excess of $4,500,000. On April 10, 2024, the district court dismissed the individual shareholders, leaving intact the Company’s misrepresentation claims against the shareholder representative. The Court recently denied plaintiff’s motion for leave to amend to assert statute of limitations defenses. Discovery is ongoing and is expected to last six months.
Wage and Hour Matter
On July 27, 2022, Irma Sanchez, a former employee of Elite Builder Services, Inc. (“Elite Builders”), filed a class action complaint against Elite Builders in the Superior Court of California, County of Alameda, which case was transferred to Stanislaus County. The complaint alleges that Elite Builders failed to pay all minimum and overtime wages, failed to provide lawful meal periods and rest breaks, failed to provide accurate itemized wage statements, and failed to pay all wages due upon separation as required by California law. The complaint was later amended as a matter of right on October 4, 2022. Further, Ms. Sanchez put the Labor & Workforce Development Agency on notice to exhaust administrative remedies and enable her to bring an additional claim under the California Labor Code Private Attorneys General Act, which permits an employee to assert a claim for violations of certain California Labor Code provisions on behalf of all aggrieved employees to recover statutory penalties. The parties agreed to mediation on October 30, 2024 in an effort to minimize litigation costs and seek early reasonable resolution. However, the mediation had to be postponed and the parties are working on a new mediation date.
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

Note 19:    Segment Reporting
The Company has five operating segments which are characterized as: (1) Retail-Entertainment, (2) Retail-Flooring, (3) Flooring Manufacturing, (4) Steel Manufacturing, and (5) Corporate and Other. The Retail-Entertainment segment consists of Vintage Stock; the Retail-Flooring segment consists of Flooring Liquidators; the Flooring Manufacturing Segment consists of Marquis; and the Steel Manufacturing Segment consists of Precision Marshall, Kinetic, PMW, and Central Steel.

The following tables summarize segment information for the years ended September 30, 2024 and 2023 (in $000’s):

	Year Ended September 30, 2024		Year Ended September 30, 2023
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Total Revenue
Retail-Entertainment	$71,023	15.0%	$78,124	22.0%
Retail-Flooring	136,989	29.0%	75,872	21.4%
Flooring manufacturing	124,929	26.4%	109,770	30.9%
Steel manufacturing	139,566	29.5%	88,912	25.0%
Corporate and other	333	0.1%	$2,493	0.7%
Total Revenue	$472,840	100.0%	$355,171	100.0%

	Year Ended September 30,
	2024	2023
Revenues
Retail - Entertainment	$71,023	$78,124
Retail - Flooring	136,989	75,872
Flooring Manufacturing	124,929	109,770
Steel Manufacturing	139,566	88,912
Corporate & Other	333	2,493
Total revenues	$472,840	$355,171
Gross profit
Retail - Entertainment	$40,929	$42,751
Retail - Flooring	49,177	27,769
Flooring Manufacturing	32,351	23,891
Steel Manufacturing	22,058	20,023
Corporate & Other	309	1,132
Total gross profit	$144,824	$115,566
Operating income
Retail - Entertainment	$7,177	$9,265
Retail - Flooring	(25,520)	(292)
Flooring Manufacturing	8,240	6,061
Steel Manufacturing	4,584	7,978
Corporate & Other	(8,125)	(7,563)
Total operating income	$(13,644)	$15,449
Depreciation and amortization
Retail - Entertainment	$945	$1,275
Retail - Flooring	5,229	3,386
Flooring Manufacturing	4,126	4,318
Steel Manufacturing	6,897	4,958
Corporate & Other	18	320
Total depreciation and amortization	$17,215	$14,257
Interest expense, net
Retail - Entertainment	$299	$568
Retail - Flooring	5,075	3,412
Flooring Manufacturing	4,260	4,040
Steel Manufacturing	6,341	4,040
Corporate & Other	872	681
Total interest expense, net	$16,847	$12,741
Income before provision for income taxes
Retail - Entertainment	$6,980	$8,738
Retail - Flooring	(31,658)	(4,231)
Flooring Manufacturing	3,482	1,561
Steel Manufacturing	(4,341)	985
Corporate & Other	(5,806)	(5,584)
Total (loss) income before provision for income taxes	$(31,343)	$1,469

	Year Ended September 30,
Total Assets	2024	2023
Retail-Entertainment	$77,741	$74,086
Retail-Flooring	91,061	103,108
Flooring manufacturing	89,300	85,879
Steel manufacturing	131,174	135,853
Corporate and other	18,271	22,889
Consolidated totals	$407,547	$421,815
Note 20:    Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-K, and determined that there have been no events that have occurred that would require adjustments or disclosures in its consolidated financial statements other than as discussed below:

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, we concluded that, as of September 30, 2024, the period covered in this report, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting further described below.
Despite the identified material weakness, management concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.
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
Our management assessed the design and effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal controls over financial reporting were ineffective as of September 30, 2024. Management noted the following deficiency that management believes to be a material weakness:
•Lack of sufficient controls around the financial reporting and consolidation process.
In response to the above identified weakness in our internal control over financial reporting, we plan to improve the control policies and procedures over financial reporting and consolidation processes. We expect to conclude these remediation initiatives during the fiscal year ended September 30, 2025. We continue to evaluate testing of our internal control policies and procedures, including assessing internal and external resources that may be available to complete these tasks, but do not know when these tasks will be completed.
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
Changes in Internal Control Over Financial Reporting. There were changes in our internal control over financial reporting identified in management's evaluation pursuant to Rule 13a-15and 15d-15 of the Exchange Act that occurred during the fourth quarter of fiscal 2024 that resulted in management concluding that a material weakness in the internal control over financial reporting exists as of September 30, 2024.
ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
The directors of the Company and their ages as of September 30, 2024, are as follows:

Name	Age	Position
Jon Isaac	41	Chief Executive Officer, President, and Director
Tony Isaac	70	Director
Richard D. Butler, Jr.	75	Director
Dennis (De) Gao	44	Director
Tyler Sickmeyer	38	Director
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
Tony Isaac. Mr. Tony Isaac has served as a director of our Company since December 2011 and in July 2012 began leading the Company’s efforts regarding financial planning and strategy. He has also served as a director of ALT5 Sigma Corporation, formerly JanOne Inc. (NasdaqCM: ALTS) since May 2015 and as its Chief Executive Officer from May 2016 to September 2024. He currently serves as its President. Mr. Isaac’s specialty is negotiation and problem-solving of complex real estate and business transactions. Mr. Isaac graduated from Ottawa University, where he majored in Commerce and Business Administration and Economics.
The Board concluded that Mr. Isaac is qualified to serve as a director because of his relevant educational background and extensive experience in negotiation and problem-solving of complex real estate and business transactions.
Richard D. Butler, Jr. Mr. Butler has served as director of our Company since August 2006. Mr. Butler has also served on the board of ALT5 Sigma Corporation, formerly JanOne Inc. (NasdaqCM: ALTS) since May 2015. He is a veteran savings, loan, and mortgage banking executive, co-founder and major shareholder of Aspen Healthcare, Inc. and Ref-Razzer Corporation, and formerly served as: Chief Executive Officer of Mt. Whitney Savings Bank, Chief Executive Officer of First Federal Mortgage Bank, Chief Executive Officer of Trafalgar Mortgage, and Executive Officer & Member of the President’s Advisory Committee at State Savings & Loan Association and American Savings & Loan Association. Mr. Butler attended Bowling Green University, San Joaquin Delta College, and Southern Oregon State College.
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
Information about our Executive Officers
In addition to the information provided above regarding Jon Isaac, the following sets forth the Company’s executive officers as of September 30, 2024:

Name	Age	Position
Weston A. Godfrey, Jr.	45	Chief Executive Officer of Marquis Industries, Inc.
David Verret	50	Chief Financial Officer of Live Ventures Incorporated
Thomas Sedlak	53	Chief Executive Officer of Precision Industries, Inc.
Stephen Kellogg	53	Chief Executive Officer of Flooring Liquidators, Inc.
Rodney Spriggs	57	President and Chief Executive Officer of Vintage Stock, Inc.
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
Thomas Sedlak. Mr. Sedlak was appointed the Chief Executive Officer of Precision Industries, Inc. ("Precision Marshall") on July 14, 2020 in connection with the Company’s acquisition of Precision Marshall. Prior to his appointment as Chief Executive Officer, he served as Senior Vice President beginning in November 2017 and as Manager of Operations beginning in October 2008. Prior to his appointment to Manager of Operations he served as Controller. Prior to joining Precision Marshall, Mr. Sedlak held financial management and controllership positions with PPG Industries and DQE Energy Services. Mr. Sedlak holds a Bachelor’s degree from Robert Morris University and a Master of Business Administration from the University of Pittsburgh – Joseph M. Katz Graduate School of Business.

Stephen Kellogg. Mr. Kellogg is President and Chief Executive Officer of Flooring Liquidators, Inc. ("Flooring Liquidators"). Mr. Kellogg founded Flooring Liquidators in 1997 and has served as President and Chief Executive Officer since its founding. In addition to corporate oversight, Mr. Kellogg is responsible for new market openings, the specialty retail site selection, lease negotiation, product sourcing, and display development. Mr. Kellogg has also been a partner and advisor in a software company focused on the management of samples in the home improvement industry. He received a Bachelor’s degree in Journalism and a minor in Philosophy from California State University, Fresno.
Rodney Spriggs. Mr. Spriggs is President and Chief Executive Officer of Vintage Stock, Inc. ("Vintage Stock"). Mr. Spriggs joined Vintage Stock as General Manager in January 1990 and has served as President since 2002 and Chief Executive Officer since 1991. In addition to corporate oversight, Mr. Spriggs is responsible for new market openings, specialty retail site selection, lease negotiation, and product acquisitions. He has also served as President of Moving Trading Company since 2006 and has been a partner and advisor in a commercial LED lighting and commercial and resident solar company. Mr. Spriggs received a Bachelor’s degree in Business Administration and a minor in marketing from Missouri Southern State University.
Family Relationships
Jon Isaac, who is a director and serves as our President and Chief Executive Officer, is the son of Tony Isaac, who is also a director and leads the Company’s efforts regarding financial planning and strategy. In December 2023, the Board approved the grant of a consulting fee to Tony Isaac in the amount of $100,000, for services rendered to the Company throughout 2023. This consulting fee is in addition to the compensation that he receives as a member of the Board.
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
SEC Investigation
On August 2, 2021, the SEC filed a civil complaint in the United States District Court for the District of Nevada naming the Company and two of its executive officers - Jon Isaac, the Company’s current President and Chief Executive Officer, and Virland Johnson, the Company’s former Chief Financial Officer, as defendants (collectively, the “Company Defendants”) as well as certain other related third parties (the “SEC Complaint”). The SEC Complaint alleges various financial, disclosure, and reporting violations related to income and earnings per share data, purported undisclosed stock promotion and trading, purported inaccurate disclosure regarding beneficial ownership of common stock, and undisclosed executive compensation from 2016 through 2018. The violations are brought under Section 10(b) of the Exchange Act and Rule 10b-5; Sections 13(a), 13(b)(2)(B) and 13(b)(5) of the Exchange Act and Rules 12b-20, 13a-1, 13a-14, 13a-13, 13b2-1, 13b2-2; Section 14(a) of the Exchange Act and Rule 14a-3; and Section 17(a) of the Securities Act of 1933. The SEC seeks permanent injunctions against the Company Defendants, permanent officer-and-director bars, disgorgement of profits, and civil penalties. The foregoing is only a general summary of the SEC Complaint, which may be accessed on the SEC’s website at www.sec.gov/litigation/litreleases/2021/lr25155.htm.

On October 1, 2021, the Company Defendants and third-party defendants moved to dismiss the SEC complaint. On September 7, 2022, the court denied the Company Defendants’ motion to dismiss, but granted one of the third-party defendant’s motions to dismiss, granting the SEC leave to file an amended complaint. On September 21, 2022, the SEC filed an amended complaint to which the Company Defendants filed an answer on October 11, 2022, denying liability. The court subsequently entered a discovery scheduling order and the parties exchanged initial disclosures. The parties participated in a mediation in June 2023. The mediation was not successful. Fact discovery was completed on May 20, 2024. The parties completed expert discovery in September 2024 and filed cross motions for summary judgement. The parties are currently preparing oppositions to the respective motions. We expect it will take a number of months for the Court to rule on the motions, during which time much of the activity in the case will be on pause.

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

The Board of Directors held four meetings during the year ended September 30, 2024. None of our directors attended fewer than 75% of the meetings of the Board or of any committee on which the director served during the completed fiscal year and held during the director's service on the Board.
Board Committees
Audit Committee
The purpose of our Audit Committee is to assist the Board in overseeing (i) the integrity of our Company’s accounting and financial reporting processes, the audits of our financial statements, as well as our systems of internal controls regarding finance, accounting, and legal compliance; (ii) our Company’s compliance with legal and regulatory requirements; (iii) the qualifications, independence, and performance of our independent public accountants; and (iv) our Company’s financial risk. In carrying out this purpose, the Audit Committee maintains and facilitates free and open communication between the Board, the independent public accountants, and our management. During the fiscal year ended September 30, 2024, Messrs. Gao (Chair), Butler, and Sickmeyer served on our Audit Committee. During the fiscal year ended September 30, 2024, each member of the committee satisfied the independence standards specified in Rule 5605(a)(2) of the Nasdaq Listing Rules and the related rules of the SEC and was determined by the Board to be “financially literate” with accounting or related financial management experience. The Company has also determined that Mr. Gao is an “audit committee financial expert” as defined under SEC rules and regulations and qualifies as a financially sophisticated audit committee member as required under Rule 5605(c)(2)(A) of the Nasdaq Listing Rules. The Board has adopted a charter for the Audit Committee, a copy of which is posted on our website at ir.liveventures.com/governance-docs. The Audit Committee met five times during the fiscal year ended September 30, 2024.
Compensation Committee
The purpose of the Compensation Committee is to (i) discharge the Board’s responsibilities relating to compensation of the Company’s directors and executives; (ii) produce an annual report on executive compensation for inclusion in the Company’s proxy statement, if necessary; and (iii) oversee and advise the Board on the adoption of policies that govern the Company’s compensation programs, including stock and benefit plans. During the fiscal year ended September 30, 2024, Messrs. Butler (Chair), Gao, and Sickmeyer served on the Compensation Committee. During the fiscal year ended September 30, 2024, each member of the committee satisfied the independence standards specified in Rule 5605(a)(2) of the Nasdaq Listing Rules and the related rules of the SEC. In addition, each of the current members of the Compensation Committee is a “non-employee director” under Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”) and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). The Board has adopted a charter for the Compensation Committee, a copy of which is posted on our website at ir.liveventures.com/governance-docs. The Compensation Committee met two times during the fiscal year ended September 30, 2024.
Governance and Nominating Committee
The purpose of the Governance and Nominating Committee is to (i) identify individuals who are qualified to become members of the Board, consistent with criteria approved by the Board, and to select, or to recommend that the Board select, the director nominees for the next annual meeting of stockholders or to fill vacancies on the Board; (ii) develop and recommend to the Board a set of corporate governance principles applicable to our Company; and (iii) oversee the evaluation of the Board and its committees. During the fiscal year ended September 30, 2024, Messrs. Butler (Chair), Gao, and Sickmeyer served on the Governance and Nominating Committee. During the fiscal year ended September 30, 2024, each member of the committee satisfied the independence standards specified in Rule 5605(a)(2) of the Nasdaq Listing Rules and the related rules of the SEC. The Board has adopted a charter for the Governance and Nominating Committee, a copy of which is posted on our website at ir.liveventures.com/governance-docs. The Governance and Nominating Committee met two times during the fiscal year ended September 30, 2024.
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
Code of Ethics
Live Ventures has adopted a Code of Business Conduct and Ethics that applies to all directors, officers, and employees of Live Ventures at the holding company, including its Chief Executive Officer and other principal financial and operating officers. The Code of Business Conduct and Ethics is posted on our website at ir.liveventures.com/governance-docs. If we make any amendment to, or grant any waivers of, a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller where such amendment or waiver is required to be disclosed under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on Form 8-K or on our website.
Insider Trading Policy
Live Ventures has adopted a Statement of Company Policy Regarding Confidentiality and Insider Trading of Company Securities ("Insider Trading Policy") that applies to all directors, officers, and employees of Live Ventures at the holding company level, as well as executive officers of our subsidiaries. We believe the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.
ITEM 11.    Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Overview
The purpose of this Compensation Discussion and Analysis (“CD&A”) is to provide material information about the Company’s compensation philosophy, objectives, and other relevant policies and to explain and put into context the material elements of compensation of our named executive officers (in this CD&A, referred to as the “NEOs”). For the fiscal year ended September 30, 2024, our NEOs were:
Jon Isaac, President and Chief Executive Officer
Rodney Spriggs, Chief Executive Officer of Vintage Stock, Inc.
Thomas Sedlak, Chief Executive Officer of Precision Industries, Inc.

Biographical information regarding our NEOs is presented in Item 10 – Directors, Executive Officers and Corporate Governance.
The Compensation Committee
The Compensation Committee is charged with reviewing the performance and compensation of our President and Chief Executive Officer and the Company’s other executive officers. Additionally, the Compensation Committee reviews compensation of outside directors for service on the Board and for service on committees of the Board and administers the Company’s stock plans.
Role of Executives in Determining Executive Compensation
Our President and Chief Executive Officer provides input to the Compensation Committee regarding the performance of the other NEOs and offers recommendations regarding their compensation packages in light of such performance, however the Compensation Committee is ultimately responsible for determining their compensation. Notwithstanding, the authority to review the performance of and approve changes to compensation for subsidiary Chief Executive Officers has been delegated to the Company's President and Chief Executive Officer.
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
The Compensation Committee is charged with periodically reviewing each executive officer’s base salary and making appropriate recommendations to the Board of Directors. However, the authority to review the performance of and approve changes to compensation for subsidiary Chief Executive Officers has been delegated to the Company's President and Chief Executive Officer. Salaries are based on the following factors:
•the Company’s performance for the prior fiscal years and subjective evaluation of each executive’s contribution to that performance;
•the performance of the particular executive in relation to established goals or strategic plans; and
•competitive levels of compensation for executive positions based on information drawn from compensation surveys and other relevant information.
Performance bonuses and equity compensation are awarded pursuant to employment contracts or based upon the recommendation of the Compensation Committee or the Company's President and Chief Executive Officer. Restricted stock is granted under the Company’s stockholder-approved equity incentive plan and is priced at 100% of the closing price of the Company’s common stock on the date of grant. Incentive and/or non-qualified stock options are generally granted under the Company’s stockholder-approved equity incentive plan, as well, with the exercise price of such options set forth in the award agreement for such options. These grants are made with a view to linking executives’ compensation to the long-term financial success of the Company.
Use of Benchmarking and Compensation Peer Groups
The Compensation Committee did not utilize any benchmarking measure in the fiscal year ended September 30, 2024 and traditionally has not tied compensation directly to a specific profitability measurement, market value of the Company’s common stock, or benchmark related to any established peer or industry group. Salary increases are based on the terms of each NEO’s employment agreement, if applicable, and correlated with the assessment of each NEO’s performance. The Company also generally seeks to increase or decrease compensation, as appropriate, based upon changes in an executive officer’s functional responsibilities within the Company. Historically, the Compensation Committee has not used outside consultants in determining the compensation of the NEOs, and no such consultants were engaged during the fiscal year ended September 30, 2024.

Other Compensation Considerations and Risk Management
The Compensation Committee has reviewed the Company’s compensation policies and practices and has determined that, such policies and practices do not create risks that are likely to have a material adverse effect on the Company.
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	All Other Compensation (2)	Total
Jon Isaac (3)	2024	$350,000	$200,000	$—	$—	$10,226	$560,226
President and Chief Executive Officer	2023	$350,000	$—	$—	$69,177	$10,226	$429,403
Rodney Spriggs	2024	$431,648	$650,000	$—	$—	$—	$1,081,648
Chief Executive Officer of Vintage Stock, Inc.	2023	$365,386	$71,860	$—	$—	$—	$437,246
Thomas Sedlak	2024	$504,857	$325,000	$—	$—	$104,926	$934,783
Chief Executive Officer of Precision Industries, Inc.	2023	$446,749	$681,832	$—	$—	$90,044	$1,218,625
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
(2)“All Other Compensation” includes amounts accrued or incurred by us for perquisites and benefits per each NEO’s employment agreement. The 2024 and 2023 amounts for Mr. Isaac include the amount of life insurance premiums paid. The amount for Mr. Sedlak is related to car allowance of $28,800 and $21,800 for 2024 and 2023, respectively, deferred compensation of $71,586 and $63,704 for 2024 and 2023, respectively, and life insurance premiums of $4,540 for both 2024 and 2023 in accordance with his employment agreement.
(3)On January 13, 2023, the Compensation Committee of the Board of Directors approved an extension of the expiration date of Mr. Isaac's existing 25,000 stock options to purchase the Company’s common stock from January 15, 2023 to January 15, 2025. The option awards for Mr. Isaac for 2023 represents the incremental expense associated with extending those option awards.
EMPLOYMENT AGREEMENTS
Jon Isaac
The Company entered into an employment agreement with Jon Isaac, effective January 1, 2013, as amended, to employ him as its President and Chief Executive Officer until December 31, 2026. Mr. Isaac is entitled to an annual base salary of at least $350,000. Mr. Isaac is eligible to receive an annual performance bonus at the sole discretion of the Board of Directors or the Compensation Committee. Mr. Isaac is entitled to reimbursement for all reasonable business expenses incurred by him in connection with his employment and the performance of his duties as President and Chief Executive Officer. Mr. Isaac is eligible to participate fully in all health and benefit plans available to senior officers of the Company generally, as the same may be amended from time to time by the Board of Directors. Mr. Isaac’s employment terminates upon the first to occur of the following dates: (i) date of Mr. Isaac’s death, (ii) the date on which Mr. Isaac has experienced a “Disability” (as defined in his employment agreement), and we give Mr. Isaac notice of termination on account of Disability, (iii) the date on which Mr. Isaac has engaged in conduct that constitutes "Cause" (as defined in his employment agreement), and we give Mr. Isaac notice of termination for “Cause”, (iv) the date on which Mr. Isaac voluntarily terminates his relationship with us, or (v) the date on which we give Mr. Isaac notice of termination for any reason other than the reasons set forth in clauses (i) through (v), above. Upon termination of Mr. Isaac’s employment, we will have no further obligation to Mr. Isaac except that Mr. Isaac will be entitled to payment of any earned but unpaid salary through the date of termination and any unearned bonus in accordance with the terms of the employment agreement.

Rodney Spriggs
Vintage Stock, Inc. (“Vintage Stock”) entered into an employment agreement with Rodney Spriggs effective on November 3, 2016, as amended, to employ him as its President and Chief Executive Officer until March 31, 2026. Under the amended agreement, executed in April 2024, Mr. Spriggs is entitled to an annual base salary of at least $500,000, a one-time cash bonus of $150,000, and an annual bonus of up to 100% of his base salary, 75% of which is derived from achievement of mutually agreed upon EBITDA target(s) (as defined in his employment agreement), and 25% of which is discretionary. Mr. Spriggs is entitled to fringe benefits and perquisites to the extent Vintage Stock provides similar benefits or perquisites to similarly situated executives as well has other benefits. If Mr. Spriggs is terminated by Vintage Stock without “Cause” or Mr. Spriggs terminates his employment for “Good Reason” (each as defined in his employment agreement), then Mr. Spriggs is entitled to, among other things: (i) his base salary for a period of one year following the date of termination, (ii) a pro-rata portion of his annual bonus in the fiscal year during which he was terminated, and, if properly elected, and (iii) reimbursement for COBRA premiums paid by Mr. Spriggs for himself and his dependents for a period outlined in his employment agreement. In the event of a "Change of Control" (as defined in his employment agreement), Vintage Stock will pay Mr. Spriggs a one-time cash payment of $500,000.
Mr. Spriggs’ employment agreement also contains customary confidentiality, non-competition, non-solicitation, and non-disparagement provisions.
Thomas Sedlak
Precision Industries, Inc. ("Precision Marshall") entered into an employment agreement with Thomas Sedlak effective on July 14, 2020, as amended, to employ him as its Chief Executive Officer until September 30, 2027. Mr. Sedlak is entitled to an annual base salary of at least $475,000. Mr. Sedlak is entitled to an annual bonus of up to 100% of his base salary, 75% of which is derived from achievement of mutually agreed upon "EBITDA" target(s) (as defined in his employment agreement), and 25% of which is discretionary. In addition to health and benefit plans available to executive officers, Mr. Sedlak is entitled to (i) a vehicle allowance of $2,400 dollars per month, (ii) an allowance of $400 per month to contribute towards the premiums of a $4.0 million life insurance policy, and (iii) an annual contribution equal to 15% (as determined under a deferred compensation agreement between Precision Marshall and Mr. Sedlak) of Mr. Sedlak's base salary.
Should Precision Marshall terminate Mr. Sedlak without "Cause", in addition to the "Accrued Obligations" (each as defined in his employment agreement), he would be entitled to receive the following: (a) continued base salary for nine months following the termination date; and (b) a payment equal to the product of (x) the annual bonus, if any, that Mr. Sedlak would have earned for the fiscal year in which the termination date occurs based on achievement of the applicable performance goals for such year and (y) a fraction, the numerator of which is the number of days he was employed by Precision Marshall during the year of termination and the denominator of which is the number of days in such year. In the event of a "Change of Control" (as defined in his employment agreement) and within six months after the consummation of such Change of Control Mr. Sedlak's employment is terminated for any reason other than Cause, death, or disability, then he would be entitled to an amount equal to his annual base salary in effect at the time for a period equal to 24 months.
Mr. Sedlak’s employment agreement also contains customary confidentiality, non-competition, non-solicitation, and non-disparagement provisions.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
The following table summarizes all stock options held by the NEOs as of the end of the fiscal year ended September 30, 2024:

Name	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
Jon Isaac	25,000	(1)	$10.00	January 15, 2025	(2)
President and Chief Executive Officer
_________________________
(1)All options are fully vested.
(2)On January 13, 2023, the Compensation Committee approved an extension of the expiration date from January 15, 2023 to January 15, 2025.
DIRECTOR COMPENSATION
The following table summarizes compensation paid to each of our directors who served in such capacity during the fiscal year ended September 30, 2024. In addition to the fees set forth in the following table, we reimburse directors for reasonable expenses related to their Board service.
None of our directors received separate compensation for attending meetings of our Board of Directors or any committees thereof.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Jon Isaac (1)	$—	$—	$—
Richard D. Butler, Jr. (2)	$30,000	$—	$30,000
Dennis (De) Gao (2)	$30,000	$—	$30,000
Tony Isaac (2)	$30,000	$100,000	$130,000
Tyler Sickmeyer (2)	$30,000	$—	$30,000
_________________________
(1)Our President and CEO, Jon Isaac, is the only director who is also an employee of Live Ventures. Jon Isaac is not entitled to separate compensation for his service on our Board of Directors.
(2)Mr. Butler, Mr. Gao, Mr. Tony Isaac, and Mr. Sickmeyer receive $2,500 monthly, or $30,000 annually in cash compensation for their services as a director.
(3)In December 2023, the Board approved the grant for a consulting fee to Tony Isaac in the amount of $100,000 for services rendered to the Company throughout 2023. Such consulting fee is in addition to the compensation that he receives as a member of the Board.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our common stock as of December 6, 2024 for:
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
We deem shares of the Company’s common stock that may be acquired by an individual or group within 60 days of December 6, 2024, pursuant to the exercise of options or warrants or conversion of convertible securities, to be outstanding for the purpose of computing the percentage ownership of such individual or group, but these shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group shown in the table. Percentage of ownership is based on 3,120,591 shares of common stock and outstanding on December 6, 2024. The information as to beneficial ownership was either (i) furnished to us by or on behalf of the persons named or (ii) determined based on a review of the beneficial owners’ Schedules 13D/G and Section 16 filings with respect to the Company’s common stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Named Executive Officers and Directors:
Jon Isaac, Director, President and Chief Executive Officer (1)	1,543,687	49.3%
Thomas Sedlak, Chief Executive Officer of Precision Industries, Inc.	—	*
Rodney Spriggs, Chief Executive Officer of Vintage Stock, Inc.	11,666	*
Tony Isaac, Director	30,000	1.0%
Richard D. Butler, Jr., Director	15,487	*
Dennis (De) Gao, Director	7,493	*
Tyler Sickmeyer, Director	—	*
All Executive Officers and Directors as a group (10 persons)	1,608,333	51.4%
Other 5% Stockholders:
Isaac Capital Group, LLC (2) 505 E. Windmill Ln, Suite 1C-295, Las Vegas, NV 89123	1,299,510	41.5%
Kingston Diversified Holdings, LLC (3), 505 E. Windmill Ln, Suite 1C-231, Las Vegas, NV 89123	279,440	8.9%
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
(2)Isaac Capital Group, LLC, of which Jon Isaac is the sole member, owns 1,299,510 shares of common stock over which Jon Isaac has sole voting power and sole dispositive power. Mr. Isaac owns an additional 219,177 shares of common stock in his name and holds options to purchase up to 25,000 shares of the Company’s common stock at an exercise price of $10.00 per share, all of which options are currently exercisable.
(3)Kingston Diversified Holdings, LLC, of which Juan Yunis is the sole member, owns 279,440 shares of common stock of the Company, over which Juan Yunis has sole voting power and sole dispositive power.

EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes securities available for issuance under Live Venture’s equity compensation plans as of September 30, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	60,000	$26.04	240,000
Equity compensation plans not approved by security holders	—	$—	—
Total	60,000	$26.04	240,000
2014 Omnibus Equity Incentive Plan
On January 7, 2014, our Board of Directors adopted the 2014 Omnibus Equity Incentive Plan (the “2014 Plan”), which authorizes the issuance of distribution equivalent rights, incentive stock options, non-qualified stock options, performance stock, performance units, restricted ordinary shares, restricted stock units, stock appreciation rights, tandem stock appreciation rights, and unrestricted ordinary shares to our officers, employees, directors, consultants, and advisors. The Company has reserved up to 300,000 shares of common stock for issuance under the 2014 Plan.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
Transactions with Isaac Capital Group, LLC
As of December 6, 2024, Isaac Capital Group, LLC (“ICG”) beneficially owned 49.3% of the Company’s issued and outstanding capital stock. Jon Isaac, the Company’s President and Chief Executive Officer, is the President and sole member of ICG, and, accordingly, has sole voting and dispositive power with respect to these shares. Mr. Isaac also personally owns 219,177 shares of common stock and holds options to purchase up to 25,000 shares of common stock at an exercise price of $10.00 per share, all of which are currently exercisable. Mr. Isaac’s options to purchase 25,000 shares of common stock were originally scheduled to expire on January 15, 2023, but, as amended on January 13, 2023, the expiration date was extended to January 15, 2025.
ICG Term Loan
As of September 30, 2024, the Company was a party to a term loan with ICG in the amount of $2.0 million (the “ICG Loan”). The ICG Loan matures on May 1, 2025 and bears interest at a rate of 12.5% per annum. Interest is payable in arrears on the last day of each month. As of September 30, 2024 and 2023, the outstanding balance on this loan was $2.0 million.
ICG Revolving Promissory Note
As of September 30, 2024, the Company was a party to a revolving credit facility with ICG in the amount of $5.0 million (the “ICG Revolver”). The ICG Revolver matures on April 8, 2025 and bears interest at 12.0% per annum. As of September 30, 2024 and 2023, the outstanding balance on this note was $2.6 million and $1.0 million, respectively.

ICG Flooring Liquidators Note
On January 18, 2023, in connection with the acquisition of Flooring Liquidators, Inc., Flooring Affiliated Holdings, LLC, a wholly owned subsidiary of the Company, as borrower, entered into a promissory note for the benefit of ICG in the amount of $5.0 million (“ICG Flooring Liquidators Loan”). The ICG Flooring Liquidators Loan matures on January 18, 2028, and bears interest at 12.0%. Interest is payable in arrears on the last day of each calendar month. The note is fully guaranteed by the Company. As of September 30, 2024 and 2023, the outstanding balance on this loan was $5.0 million.
Transactions with Tony Isaac
Tony Isaac is a member of the Board and father of the Company's Chief Executive Officer, Jon Isaac.
Consulting Fee
In December 2023, subsequent to the fiscal year ended September 30, 2023, the Board approved the grant of a consulting fee to Tony Isaac in the amount of $100,000, for services rendered to the Company throughout 2023. This consulting fee is in addition to the compensation that he receives as a member of the Board.
Stock Options
On June 13, 2023, Tony Isaac exercised stock options for which he received 9,904 shares of the Company's common stock. On June 30, 2023, the Company repurchased Mr. Isaac's 9,904 shares of the Company's common stock for $25.85 per share, the closing market price on June 28, 2023, for approximately $256,000 (see Note 13).
Transactions with ALT5 Sigma Corporation, formerly JanOne Inc.
Tony Isaac, a member of the Company's board of directors, and father of the Company's CEO, Jon Isaac, is the Chief Executive Officer and a director of ALT5 Sigma, Inc.(“ALT5”), formerly JanOne Inc. Richard Butler, a member of the Company's board of directors, is also a director of ALT5.
Lease Agreement
Customer Connexx LLC, formerly a subsidiary of ALT5, previously rented approximately 9,900 square feet of office space from the Company at its Las Vegas office, which totals 16,500 square feet. ALT5 paid the Company $194,000 and $197,000 in rent and other reimbursed expenses for years ended September 30, 2024 and 2023, respectively.
Purchase Agreement with ARCA Recycling
On April 5, 2022, the Company entered into a Purchasing Agreement with ARCA Recycling, Inc. ("ARCA"), which was a wholly owned subsidiary of ALT5 until March 2023. Pursuant to the agreement, the Company agreed to purchase inventory from time to time for ARCA as set forth in submitted purchase orders. The inventory is owned by the Company until ARCA installs it in customer's homes, and payment by ARCA to the Company is due upon ARCA's receipt of payment from the customer. All purchases made by the Company shall be paid back by ARCA in full plus an additional five percent surcharge or broker-type fee.
On February 7, 2024, the Company converted outstanding receivables from ALT5 and amounts due under the Purchase Agreement with ARCA into a promissory note with ALT5. On March 6, 2024, the Company entered into a Note Sale Agreement (the “NSA”) with an unaffiliated third party under which the third party acquired the promissory note for approximately $700,000. The NSA requires payment of 50% of the amount due upon execution, and the balance due no later than three days following 60 days after the date of execution. On March 11, 2024, the Company received payment of approximately $350,000, which was recorded as other income. Additionally, the Company has accrued a receivable for the balance due, which was also recorded as other income. In connection with the execution of the NSA, the Company recognized a gain of approximately $0.6 million in the second quarter. On April 29, 2024, the Company received the balance due.
Transactions with Vintage Stock CEO
Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, Inc., a wholly owned subsidiary of the Company, is the sole member of Spriggs Investments, LLC (“Spriggs Investments”).

Spriggs Promissory Note I

On July 10, 2020, the Company executed a promissory note (the “Spriggs Promissory Note I”) in favor of Spriggs Investments, LLC (“Spriggs Investments”), a limited liability company whose sole member is Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, Inc., a wholly owned subsidiary of the Company, which Spriggs Promissory Note I memorializes a loan by Spriggs Investments to the Company in the initial principal amount of 2.0 million (the “Spriggs Loan I”). The Spriggs Loan I originally matured on July 10, 2022; however, the maturity date was initially extended to July 10, 2023, pursuant to unanimous written consent of the Board of Directors. The Spriggs Promissory Note I bears simple interest at a rate of 10.0% per annum. On January 19, 2023, the Company entered into a modification agreement to the Spriggs Loan I. Consequently, the Spriggs Promissory Note I will bear interest at a rate of 12.0% per annum, and the maturity date was further extended to July 31, 2024. On February 29, 2024, the Company entered into a loan modification agreement of the Spriggs Loan I. Under the loan modification agreement, the Company was required to make a principal payment of $600,000 to Spriggs Investments within five business days following the effective date of the loan modification agreement, and make principal payments of not less than $300,000 each 90-day period thereafter, beginning on April 1, 2024, until the Spriggs Promissory Note I is fully repaid. Further, under the loan modification agreement, the maturity date of the Spriggs Promissory Note I was extended to July 31, 2025. All monthly payments under the original Spriggs Promissory Note I remain in effect through the maturity date as amended. As of September 30, 2024 and 2023, the principal amount owed was $800,000 and $2.0 million, respectively.

Spriggs Promissory Note II
On January 19, 2023, in connection with the acquisition of Flooring Liquidators, Inc., the Company executed a promissory note in favor of Spriggs Investments in the initial principal amount of $1.0 million (the “Spriggs Loan II”). The Spriggs Loan II matures on July 31, 2024, and bears interest at a rate of 12.0% per annum. On February 29, 2024, the Company entered into a loan modification agreement of the Spriggs Loan II. Under the loan modification agreement, upon full principal repayment of the Spriggs Promissory Note I (see above), the Company will make principal payments of not less than $300,000, per each 90-day period, until the Spriggs Loan II is fully repaid. Further, under the loan modification agreement, the maturity date of the Spriggs Loan II was extended to July 31, 2025. All monthly payments under the original Spriggs Loan II remain in effect through the maturity date as amended. As of September 30, 2024 and 2023, the principal amount owed was $1.0 million.
Transactions with Spyglass Estate Planning, LLC
Jon Isaac, the Company's President and Chief Executive Officer, is the sole member of Spyglass Estate Planning, LLC (“Spyglass”).
Building Leases
On July 1, 2022, in connection with its acquisition of Better Backers, Marquis entered into two building leases with Spyglass Estate Planning, LLC, a limited liability company whose sole member is Jon Isaac, the Company’s President and Chief Executive Officer. The building leases are for 20 years with two options to renew for an additional five years each (see Note 4). The provisions of the lease agreements include an initial 24-month month-to-month rental period, during which the lessee may cancel with 90-day notice, followed by a 20-year lease term with two five-year renewal options. The initial monthly rent for each of the leases is $31,737 and $73,328, respectively, and each lease increases by 2.5% annually on each anniversary date of the effective date. The Company has evaluated each lease and determined the rent amounts to be at market rates.
Transactions with Flooring Liquidators CEO
Stephen Kellogg is the Chief Executive Officer of Flooring Liquidators, Inc., a wholly owned subsidiary of the Company.
Building Leases
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
Note Payable to the Sellers of Kinetic
In connection with the purchase of The Kinetic Co., Inc. (“Kinetic”), on June 28, 2022, Precision Industries, Inc., a wholly owned subsidiary of the Company, entered into a seller financed loan in the amount of $3.0 million with the previous owners of Kinetic. The related note bears interest at 7.0% per annum, with interest payable quarterly in arrears and has a maturity date of September 27, 2027. As of September 30, 2024 and 2023, the remaining principal balance was $3.0 million (see Note 12).
Note Payable to the Seller of Flooring Liquidators
In connection with the purchase of Flooring Liquidators, Inc., on January 18, 2023, Flooring Affiliated Holdings, LLC, a wholly owned subsidiary of the Company, entered into a seller financed mezzanine loan in the amount of $34.0 million with the previous owners of Flooring Liquidators, Inc. The Seller Subordinated Acquisition Note (“Sellers Note”) bears interest at 8.24% per annum, with interest payable monthly in arrears beginning on January 18, 2024. The Sellers Note has a maturity date of January 18, 2028. The fair value assigned to the Sellers Note, as calculated by an independent third-party firm, was $31.7 million, or a discount of $2.3 million from the aggregate principal amount of the Sellers Note. The $2.3 million discount is being accreted to interest expense, using the effective interest rate method, as required by GAAP, over the term of the Sellers Note. As of September 30, 2024 and 2023, the carrying value of the Sellers Note was approximately $36.3 million and $33.5 million, respectively (see Note 12).
Note Payable to the Seller of PMW
In connection with the purchase of PMW, on July 20, 2023, PMW entered into two seller financed loans (the "PMW Seller Financed Loans"), in the aggregate amount of $2.5 million, which are fully guaranteed by the Company. As of September 30, 2024, the Company concluded that PMW was in default of its Fixed Cost Coverage Ratio (“FCCR”) covenant, as specified in the credit agreement governing the Revolving Credit Facility. The PMW Seller Financed Loans include a cross-default provision and stipulate that payment of the PMW Seller Financed Loans will be due and payable upon any event of default under the Revolving Credit Facility, and the Live Ventures Incorporated guarantee shall go into effect. Consequently, as of September 30, 2024, the PMW Seller Financed Loans are in default and the balances on the PMW Seller Financed Loans, in the amount of $2.5 million in the aggregate, have been reclassified to current liabilities. The Company is in the process of resolving the default with Fifth Third Bank and the sellers of PMW. The PMW Seller Financed Loans have a maturity date of July 18, 2028. As of September 30, 2024 and 2023, the carrying value of the Sellers Notes was $2.5 million (see Note 12).
Note Payable to the Seller of Central Steel
In connection with the purchase of Central Steel, on May 15, 2024, Precision Marshall entered into a seller financed loan in the amount of $1.1 million with the previous owner of Central Steel. The loan bears interest at 8.0% per annum, with interest payable quarterly in arrears, and has a maturity date of May 15, 2029. As of September 30, 2024, the remaining principal balance was $1.1 million (see Note 12).
Procedures for Approval of Related Party Transactions
In accordance with its charter, the Audit Committee reviews and determines whether to approve all related party transactions (as such term is defined for purposes of Item 404 of Regulation S-K). The Audit Committee participated in the review, approval, or ratification of the transactions described above that satisfy such definition.
ITEM 14.    Principal Account Fees and Services
Each year, the Audit Committee approves the annual audit engagement in advance. The Audit Committee also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All 2024 and 2023 fiscal year services listed below were pre-approved.

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
Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance.
All Other Fees; This category consists of fees for services other than the services described above.
The following fees were billed to us for the fiscal years ended September 30, 2024 and 2023, respectively:

	2024	2023
Audit Fees	$357,000	$825,126
Audit-Related Fees	568,000	472,020
Tax Fees	—	—
All Other Fees	—	19,000
Total	$925,000	$1,316,146

PART IV
ITEM 15.    Exhibits and Financial Statement Schedules
The following exhibits are filed with or incorporated by reference into this Annual Report.

Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

2.1	Stock Purchase Agreement dated December 30, 2017 among ApplianceSmart Holdings LLC, ApplianceSmart, Inc., and Appliance Recycling Centers of America, Inc.	10-Q	001-33937	10.1	02/14/18

2.3	Purchase Agreement dated November 1, 2019, by and among Marquis Affiliated Holdings LLC, Lonesome Oak Trading Co., Inc., and J. Chadwick McEntire	8-K	001-33937	2.3	02/06/20

2.4	First Amendment to Purchase Agreement dated November 1, 2019, by and among Marquis Affiliated Holdings LLC, Lonesome Oak Trading Co., Inc., and J. Chadwick McEntire	8-K	001-33937	2.4	02/06/20

2.5	Agreement and Plan of Merger, dated as of July 14, 2020, by and among Live Ventures Incorporated, President Merger Sub Inc., Precision Industries, Inc., and D. Jackson Milhollan×	8-K	001-33937	2.1	07/16/20

2.6	Contribution Agreement dated effective as of July 14, 2020 by and between Live Ventures Incorporated and Precision Affiliated Holdings LLC	8-K	001-33937	10.1	07/16/20

3.1	Amended and Restated Articles of Incorporation	8-K	000-24217	3.1	08/15/07

3.2	Certificate of Change	8-K	001-33937	3.1	09/7/10

3.3	Certificate of Correction	8-K	001-33937	3.1	03/11/13

3.4	Certificate of Change	10-Q	001-33937	3.1	02/14/14

3.5	Articles of Merger	8-K	001-33937	3.1.4	10/8/15

3.6	Certificate of Change	8-K	001-33937	3.1.5	11/25/16

3.7	Certificate of Designation for Series B Convertible Preferred Stock filed with Secretary of State for the State of Nevada on December 23, 2016, and effective as of December 27, 2016	10-K	001-33937	3.1.6	12/29/16

3.8	Bylaws	10-Q	001-33937	3.8	08/14/18

4.1	Waiver Agreement dated September 6, 2017	10-K	001-33937	4.1	01/18/18

4.2	Description of Our Securities	10-K	001-33937	4.2	02/10/20

4.3	Specimen Stock Certificate	10-K	001-33937	4.3	02/10/20

4.4	Form of Indenture	10-K	001-33937	4.3	03/24/23

10.1	Note and Warrant Purchase Agreement, dated April 3, 2012 (the “Note and Warrant Purchase Agreement”), by and between the Registrant and Isaac Capital Group LLC	10-Q	001-33937	10.1	05/15/12

10.2	Senior Subordinated Convertible Note (under Note and Warrant Purchase Agreement)	10-Q	001-33937	10.2	05/15/12

10.3	Subordinated Guaranty (under Note Purchase and Warrant Agreement)	10-Q	001-33937	10.3	05/15/12

10.4	Form of Warrant (under Note and Warrant Purchase Agreement)	10-Q	001-33937	10.4	05/15/12

10.5	First Amendment to Note Purchase Agreement, made and entered into as of April 3, 2012, by and between the Registrant and Isaac Capital Group LLC	10-K	001-33937	10.12.1	01/15/13

10.6	Warrant Amendment dated as of December , 2014	10-K	001-33937	10.9	01/18/18

10.7	Warrant Amendment dated as of December 27, 2016	10-K	001-33937	10.10	01/18/18

10.8	Amendment to Warrants dated as of January 16, 2018	10-K	001-33937	10.11	01/18/18

10.9	Amendment to Warrant dated as of December 3, 2019	10-K	001-33937	10.9	02/07/20

10.10	Convertible Note Purchase Agreement, dated as of January 7, 2014, by and between the Registrant and Kingston Diversified Holdings LLC (the “2014 Note Purchase Agreement”)	10-K	001-33937	10.7	12/29/16

10.11	Form of Convertible Note (under 2014 Note Purchase Agreement)	10-K	001-33937	10.11	01/10/14

10.12	Form of Warrant (under 2014 Note Purchase Agreement)	10-K	001-33937	10.12	01/10/14

10.13	Amendment No. 1 to Convertible Note Purchase Agreement, dated as of October 29, 2014, by and between the Registrant and Kingston Diversified Holdings LLC	10-K	001-33937	10.7a	12/29/16

10.14	Amendment No. 2 to Convertible Note Purchase Agreement, dated as of December 21, 2016, by and between the Registrant and Kingston Diversified Holdings LLC	10-K	001-33937	10.7b	12/29/16

10.15	Share Exchange Agreement between Isaac Capital Group, LLC and Live Ventures Incorporated, dated December 27, 2016	10-Q	001-33937	10.1	02/09/17

10.16	Purchase Agreement, dated as of July 6, 2015 by and among the Registrant, Marquis Affiliated Holdings LLC, Marquis Industries, Inc. and the stockholders of Marquis Industries, Inc.	10-K	001-33937	10.15	01/13/16

10.17	Loan and Security Agreement, dated as of July 6, 2015 by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., A-O Industries, LLC, Astro Carpet Mills, LLC, Constellation Industries, LLC and S F Commercial Properties, LLC, as Borrowers, and Bank of America, N.A. as Lender.	10-K	001-33937	10.16	01/13/16

10.21	Assignment and Assumption Agreement dated as of July 10, 2020 by and between Isaac Capital Fund I, LLC and Isaac Capital Group, LLC	8-K	001-33937	10.4	07/16/20

10.23	Promissory Note dated June 14, 2016, by Marquis Real Estate Holdings, LLC in favor of STORE Capital Acquisitions LLC	10-Q	001-33937	10.1	08/15/16

10.24	Mortgage Loan Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	10-Q	001-33937	10.2	08/15/16

10.25	Master Lease Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	10-Q	001-33937	10.3	08/15/16

10.26	Purchase and Sale Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	10-Q	001-33937	10.4	08/15/16

10.27	Equipment Security Note between Banc of America Leasing & Capital, LLC and Marquis Industries, Inc.	10-Q	001-33937	10.2	02/09/17

10.28	Fifth Amendment to Loan and Security Agreement between Banc of America Leasing & Capital, LLC and Marquis Industries, Inc. dated February 28, 2017	10-Q	001-33937	10.1	05/11/17

10.29	Consent and Sixth Amendment to Loan and Security Agreement dated June 5, 2018 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., Bank of America, N.A., and the other parties thereto	10-Q	001-33937	10.7	08/14/18

10.30	Consent to Turf Business Sale dated December 19, 2018 among Bank of America, N.A., Marquis Affiliated Holdings LLC, and Marquis Industries, Inc.	10-K	001-33937	10.27	12/27/18

10.31	Seventh Amendment to Loan and Security Agreement dated December 24, 2018 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., and Bank of America, N.A.	10-K	001-33937	10.28	12/27/18

10.32	Consent, Joinder and Eighth Amendment to Loan and Security Agreement dated January 31, 2020 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., Lonesome Oak Trading Co., Inc., and Bank of America, N.A.	8-K	001-33937	10.1	02/06/20

10.33	Ninth Amendment to Loan and Security Agreement dated May 4, 2020 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc. and Bank of America, N.A.	8-K	001-33937	10.2	05/08/20

10.34	Tenth Amendment to Loan and Security Agreement and Consent dated July 6, 2020 by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., and Bank of America, N.A.	10-Q	001-33937	10.3	08/14/20

10.35	Eleventh Amendment to Loan and Security Agreement and Consent dated September 25, 2020 by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., and Bank of America, N.A.	10-K	001-33937	10.35	01/13/21

10.36	Promissory Note between Marquis Industries, Inc. and Bank of America, N.A.	8-K	001-33937	10.1	05/08/20

10.37	Stock Purchase Agreement by and among Vintage Stock Affiliated Holdings LLC (an affiliate of the Registrant), Vintage Stock, Inc., and the Shareholders of Vintage Stock, Inc., dated November 3, 2016	10-K	001-33937	10.22	12/29/16

10.38	Amended and Restated Subordinated Promissory Note of Vintage Stock Affiliated Holdings LLC in favor of certain of the Shareholders of Vintage Stock, Inc., dated June 7, 2018	10-K	001-33937	10.30	12/27/18

10.39	Amended and Restated Subordination Agreement by and among Rodney Spriggs, in his capacity as the representative of certain of the Shareholders of Vintage Stock, Inc., and Wilmington Trust, National Association, dated June 7, 2018	10-K	001-33937	10.31	12/27/18

10.40	Loan Agreement between Vintage Stock, Inc. and Texas Capital Bank, National Association, dated November 3, 2016	10-K	001-33937	10.27	12/29/16

10.41	First Amendment to Loan Agreement between Texas Capital Bank, National Association and Vintage Stock, Inc., dated January 23, 2017	10-K	001-33937	10.30	01/18/18

10.42	Second Amendment to Loan Agreement dated September 20, 2017 between Texas Capital Bank, National Association and Vintage Stock, Inc.	10-K	001-33937	10.31	01/18/18

10.43	Third Amendment to Loan Agreement dated June 7, 2018 between Texas Capital Bank, National Association and Vintage Stock, Inc.	8-K	001-33937	10.3	06/11/18

10.44	Fourth Amendment to Loan Agreement dated June 24, 2019 between Texas Capital Bank, National Association and Vintage Stock, Inc.	10-Q	001-33937	10.1	08/14/19

10.45	Fifth Amendment to Loan Agreement dated September 24, 2020 between Texas Capital Bank, National Association and Vintage Stock, Inc.	10-K	001-33937	10.45	01/13/21

10.46	Sixth Amendment to Loan Agreement dated September 30, 2020 between Texas Capital Bank, National Association and Vintage Stock, Inc.	8-K	001-33937	10.2	10/02/20

10.47	Revolving Credit Note of Vintage Stock Inc., in favor of Texas Capital Bank, National Association, dated November 3, 2016	10-K	001-33937	10.28	12/29/16

10.48	Security Agreement of Vintage Stock Inc., in favor of Texas Capital Bank, National Association, dated November 3, 2016	10-K	001-33937	10.29	12/29/16

10.49	Waiver Agreement by and among Texas Capital Bank, National Association and Vintage Stock, Inc., dated March 15, 2018	8-K	001-33937	10.12	03/15/18

10.50	Waiver and Agreement Regarding Availability Reserves dated April 10, 2010 by and among Texas Capital Bank, National Association and Vintage Stock, Inc.	10-Q	001-33937	10.5	04/13/20

10.51	Term Loan Agreement among Vintage Stock Inc., Vintage Stock Affiliated Holdings LLC, the Subsidiaries of the Borrowers Party Hereto, the Lenders Party Hereto, Wilmington Trust, National Association, as Administrative Agent, and Capitala Private Credit Fund V, L.P., as Lead Arranger, dated November 3, 2017	10-K	001-33937	10.30	12/29/16

10.52	First Amendment and Waiver to Term Loan Agreement by and among Vintage Stock Affiliated Holdings, LLC, Vintage Stock, Inc., Wilmington Trust, National Association, Capitala Private Credit Fund V, L.P., and the other parties thereto dated October 10, 2017	8-K	001-33937	10.1	10/13/17

10.53	Second Amendment and Waiver to Term Loan Agreement by and among Vintage Stock Affiliated Holdings, LLC, Vintage Stock, Inc., Wilmington Trust, National Association, Capitala Private Credit Fund V, L.P., and the other parties thereto dated March 15, 2018	8-K	001-33937	10.1	03/16/18

10.54	Form of Note under the Capitala Term Loan Agreement	10-K	001-33937	10.31	12/29/16

10.55	Security and Pledge Agreement among Vintage Stock Affiliated Holdings LLC, Vintage Stock, Inc., and Wilmington Trust, National Association, as Administrative Agent, dated November 3, 2016	10-K	001-33937	10.32	12/29/16

10.56	Amended and Restated Promissory Note issued by ApplianceSmart Holdings LLC	10-K	001-33937	10.44	12/27/18

10.57	Security Agreement dated December 26, 2018 by and between ApplianceSmart Holdings LLC and Appliance Recycling Centers of America, Inc.	10-K	001-33937	10.45	12/27/18

10.58	Security Agreement dated December 26, 2018 by and between ApplianceSmart, Inc. and Appliance Recycling Centers of America, Inc.	10-K	001-33937	10.46	12/27/18

10.59	Security Agreement dated December 28, 2018 by and between ApplianceSmart Contracting, Inc. and Appliance Recycling Centers of America, Inc.	10-Q	001-33937	10.1	02/13/19

10.60	Agreement and Guaranty dated December 28, 2018 by ApplianceSmart Contracting Inc. in favor of Appliance Recycling Centers of America, Inc.	10-Q	001-33937	10.2	02/13/19

10.61	Amended and Restated Credit Agreement, dated as of June 7, 2018, by and among the lenders from time-to-time party thereto, Comvest Capital IV, L.P., Vintage Stock, Inc., and Vintage Stock Affiliated Holdings LLC	8-K	001-33937	10.1	06/11/18

10.62	Limited Waiver and First Amendment to Amended and Restated Credit Agreement and Amended and Restated Management Fee Subordination Agreement, dated as of September 3, 2019, by and among the lenders party thereto, Comvest Capital IV, L.P., Vintage Stock, Inc., and acknowledged and agreed to by Vintage Stock Affiliated Holdings LLC and Live Ventures Incorporated	8-K	001-33937	10.1	09/05/19

10.63	Limited Waiver and Second Amendment to Amended and Restated Credit Agreement, Second Amendment to Amended and Restated Management Fee Subordination Agreement and First Amendment to Limited Guaranty as of April 9, 2020, by and among the Lenders, Comvest Capital IV, L.P., as agent for the Lenders, Vintage Stock, Inc., and acknowledged and agreed to by Vintage Stock Affiliated Holdings LLC, and with respect to certain sections, Live Ventures Incorporated	10-Q	001-33937	10.4	04/13/20

10.64		Limited Guaranty, dated as of June 7, 2018, by Live Ventures Incorporated in favor of Comvest Capital IV, L.P.	8-K	001-33937	10.2	06/11/18

10.65		Loan and Security Agreement dated July 14, 2020 by and among Precision Industries, Inc., President Merger Sub Inc., Precision Affiliated Holdings LLC, and the lenders party thereto	8-K	001-33937	10.2	07/16/20

10.66		Promissory Note dated July 10, 2020 issued by Live Ventures Incorporated in favor of Spriggs Investments, LLC	8-K	001-33937	10.5	07/16/20

10.67		Unsecured Revolving Line Promissory Note dated April 9, 2020 issued to Isaac Capital Group, LLC	10-Q	001-33937	10.3	04/13/20

10.68		Loan and Security Agreement, dated as of March 15, 2019, by and between ApplianceSmart, Inc. and Crossroads Financing, LLC	8-K	001-33937	10.2	03/19/19

10.69	†	Employment Agreement between LiveDeal, Inc. and Jon Isaac	10-Q	001-33937	10.1	05/14/13

10.70	†	Amendment to Employment Agreement dated January 16, 2018 between Live Ventures Incorporated and Jon Isaac	10-K	001-33937	10.39	01/18/18

10.71	†	Second Amendment to Employment Agreement dated January 12, 2021 between Live Ventures Incorporated and Jon Isaac	10-K	001-33937	10.71	01/13/21

10.72	†	Non-Qualified Stock Option Agreement between Live Deal Inc. and Jon Isaac, dated January 1, 2013	10-K	001-33937	10.72	01/13/21

10.73	†	First Amendment to Option Agreement between Live Ventures Incorporated and Jon Isaac, dated January 12, 2021	10-K	001-33937	10.73	01/13/21

10.74	†	Employment Agreement between the Live Ventures Incorporated and Virland A. Johnson, dated January 3, 2017	8-K	001-33937	10.1	01/05/17

10.75	†	Incentive Stock Option Agreement between Live Ventures Incorporated and Virland A. Johnson, dated January 3, 2017	8-K	001-33937	10.2	01/05/17

10.76	†	Employment Agreement between Live Ventures Incorporated and Michael J. Stein, effective October 2, 2017	8-K	001-33937	10.1	10/02/17

10.77	†	First Amendment to Employment Agreement between Live Ventures Incorporated and Michael J. Stein, dated January 12, 2021	10-K	001-33937	10.77	01/13/21

10.78	†	Incentive Stock Option Agreement between Live Ventures Incorporated and Michael J. Stein, effective October 2, 2017	8-K	001-33937	10.2	10/02/17

10.79	†	First Amendment to Incentive Stock Option Agreement between Live Ventures Incorporated and Michael J. Stein, dated January 11, 2021	10-K	001-33939	10.79	01/13/21

10.80	†	Incentive Stock Option Agreement between Live Ventures Incorporated and Michael J. Stein, dated January 11, 2021	10-K	001-33937	10.80	01/13/21

10.81	†	Employment Agreement between Vintage Stock Inc. and Rodney Spriggs, dated November 3, 2016	10-K	001-33937	10.25	12/29/16

10.82	†	Non-qualified Stock Option Agreement between the Registrant and Rodney Spriggs, dated November 3, 2016	10-K	001-33937	10.26	12/29/16

10.83	†	Employment Agreement between Marquis Industries, Inc. and Weston A. Godfrey, Jr., dated January 22, 2018	10-K	001-33937	10.57	12/27/18

10.84	†	First Amendment to Employment between Marquis Industries, Inc. and Weston A. Godfrey, Jr., dated January 12, 2021	10-K	001-33937	10.84	01/13/21

10.85	†	Employment Agreement, dated as of July 14, 2020, by and between Thomas Sedlak and Precision Industries, Inc.	8-K	001-33937	10.6	09/16/20

10.86	†	First Amendment to Employment Agreement, dated as of September 9, 2020, by and between Precision Industries, Inc. and Thomas Sedlak	8-K	001-33937	10.8	09/28/20

10.87	†	Deferred Compensation Agreement, dated as of July 14, 2020, by and between Thomas Sedlak and Precision Industries, Inc.	8-K	001-33937	10.7	09/16/20

10.88	†	2014 Omnibus Equity Incentive Plan	DEF 14A	001-33937	Appendix A to 2014 Proxy Statement	06/23/14

10.89		Membership Interest Purchase Agreement, dated as of June 14, 2021 by and among Angia Holdings LLC, a New York limited liability company, Salomon Whitney LLC, d/b/a SW Financial, and SW Affiliated Holdings, LLC	8-K	001-33937	2.1	06/17/21

10.90	†	Employment Agreement between Live Ventures Incorporated and David Verret, effective September 29, 2021	8-K	001-33937	10.89	10/01/21

10.91	†	Offer Letter between Live Ventures Incorporated and Eric Althofer	8-K	001-33937	10.1	04/10/21

10.92		Credit and Security Agreement, dated as of January 20, 2022, between Fifth Third Bank, National Association, and Precision Industries, Inc.	8-K	001-33937	10.92	01/25/22

10.93		Trademark Security Agreement, dated as of January 20, 2022, by and between Precision Industries, Inc., and Fifth Third Bank, National Association	8-K	001-33937	10.93	01/25/22

10.94		Guaranty, dated as of January 20, 2022, by Precision Affiliated Holdings LLC for the benefit of Fifth Third Bank, National Association	8-K	001-33937	10.94	01/25/22

10.95		Guarantor Security Agreement, dated as of January 20, 2022, by and between Precision Affiliated Holdings LLC, and Fifth Third Bank, National Association	8-K	001-33937	10.95	01/25/22

10.96		Stock Pledge Agreement, made as of January 20, 2022, by Precision Affiliated Holding LLC, to Fifth Third Bank, National Association	8-K	001-33937	10.96	01/25/22

10.97		Purchase Agreement by and among Cash L. Masters Revocable Trust dated October 19, 2005, Cash L. Masters, and Precision Industries, Inc., dated June 28, 2022	8-K	001-33937	10.97	07/05/22

10.98		Real Estate Purchase Agreement by Plant B-6, LLC and Precision Industries, Inc., dated June 27, 2022	8-K	001-33937	10.98	07/05/22

10.99		Real Estate Sales Agreement by Precision Industries, Inc. and Moss Family Trust, dated June 28, 2022	8-K	001-33937	10.99	07/05/22

10.100		Lease Agreement between and among The Kinetic Co., Inc., Precision Industries, Inc., d/b/a Precision Industries Steel Company and Moss Family Trust, a California Trust, dated June 28, 2022	8-K	001-33937	10.100	07/05/22

10.101	†	Employment Agreement by and between The Kinetic Co., Inc. and Cash L. Masters	8-K	001-33937	10.101	07/05/22

10.102	†	First Amendment to Employment Agreement by and between The Kinetic Co., Inc. and Rocky Sperka	8-K	001-33937	10.102	07/05/22

10.103	†	Employment Agreement by and between The Kinetic Co., Inc. and Jay Judkins	8-K	001-33937	10.103	07/05/22

10.104	†	Employment Agreement between Live Ventures Incorporated and Wayne Ipsen, effective October 24, 2022.	8-K	001-33937	10.104	10/28/22

10.105		Securities Purchase Agreement by and among Flooring Affiliated Holdings, LLC, Stephen J. Kellogg, the other equity holders of the Acquired Companies listed on Exhibit A thereto and, solely for the purposes of Section 3.4 thereof, Live Ventures Incorporated, dated January 18, 2023.	8-K	001-33937	10.105	01/24/23

10.106	†	Employment Agreement by and between Flooring Liquidators, Inc. and Stephen J. Kellogg, dated January 18, 2023.	8-K	001-33937	10.106	01/24/23

10.107	†	Employment Agreement by and between Elite Builder Services, Inc. and Benjamin Rowe, dated January 18, 2023.	8-K	001-33937	10.107	01/24/23

10.108		Restricted Stock Unit Agreement between Live Ventures Incorporated and Benjamin Rowe, dated January 18, 2023.	8-K	001-33937	10.108	01/24/23

10.109		Subordinated Promissory Note dated January 18, 2023 issued by Flooring Affiliated Holdings, LLC in favor of (i) the Stephen J. Kellogg Revocable Trust Dated April 17, 2015, (ii) the Kaitlyn Kellogg 2022 Irrevocable Trust, (iii) the Augustus Kellogg 2022 Irrevocable Trust, and (iv) the Kellogg 2022 Family Irrevocable Nevada Trust.	8-K	001-33937	10.109	01/24/23

10.110		Subordinated Promissory Note dated January 18, 2023 issued by Flooring Affiliated Holdings, LLC in favor of Isaac Capital Group, LLC.	8-K	001-33937	10.110	01/24/23

10.111		Subordinated Promissory Note dated January 18, 2023 issued by Live Ventures Incorporated in favor of Spriggs Investments LLC.	8-K	001-33937	10.111	01/24/23

10.112		Loan and Security Agreement by and among Flooring Affiliated Holdings, LLC, Flooring Liquidators, Inc., Elite Builder Services, Inc., 7 Day Stone, Inc., K2L Leasing, LLC, SJ & K Equipment, Inc. and Eclipse Business Capital LLC, dated January 18, 2023.	8-K	001-33937	10.112	01/24/23

10.113		Second Amendment to ICG Promissory Note dated April 9, 2020, and as Amended June 23, 2022, dated April 1, 2023	10-Q	001-33937	10.113	05/11/23

10.114		First Amendment to ICG Unsecured Revolving Line of Credit dated April 9, 2020, dated April 1, 2023.	10-Q	001-33937	10.114	05/11/23

10.115	†	Weston A. Godfrey, Jr. Amended and Restated Employment Agreement	8-K	001-33937	10.115	06/16/23

10.116	†	Gary C. Graham, Jr. Amended and Restated Employment Agreement	8-K	001-33937	10.116	06/16/23

10.117		Securities Purchase Agreement by and among the trustees of The Richard Stanley Family Trust, the trustees of The John Locke Family Trust, Precision Metal Works, Inc. (formerly known as NTH HOLDING, Ltd), PMW Affiliated Holdings, Inc. and, solely with respect to Section 5.09 thereof, John Locke and Richard Stanley, dated as of July 19, 2023.	8-K	001-33937	10.117	07/26/23

10.118		Form of Subordinated Secured Promissory Note dated July 19, 2023 issued by Precision Metal Works, Inc. in favor of each of (i) The Richard Stanley Family Trust, and (ii) the John Locke Family Trust.	8-K	001-33937	10.118	07/26/23

10.119		Credit and Security Agreement by and among Precision Metal Works, Inc. and PMW Affiliated Holdings, Inc. and Fifth Third Bank, National Association, dated as of July 19, 2023.	8-K	001-33937	10.119	07/26/23

10.120		Lease Agreement (4701 Allmond Ave., Louisville, KY), dated as of July 19, 2023, by and between Precision Metal Works, Inc. and Legacy West Partners Kentucky Portfolio, LLC.	8-K	001-33937	10.120	07/26/23

10.121		Lease Agreement (111 Commerce Blvd., Frankfort, KY), dated as of July 19, 2023, by and between Precision Metal Works, Inc. and Legacy West Partners Kentucky Portfolio, LLC.	8-K	001-33937	10.121	07/26/23

10.122		Credit Agreement by and between Vintage Stock, Inc. and Bank Midwest, a division of NBH BANK, dated October 17, 2023.	8-K	001-33937	10.122	10/23/23

10.123		Revolving Credit Note by and between Vintage Stock, Inc. and Bank Midwest, a division of NBH BANK, dated October 17, 2023.	8-K	001-33937	10.123	10/23/23

10.124		Security Agreement by and between Vintage Stock, Inc. and Bank Midwest, a division of NBH BANK, dated October 17, 2023.	8-K	001-33937	10.124	10/23/23

10.125		First Amendment of a Credit and Security Agreement by and among Precision Metal Works, Inc. and PMW Affiliated Holdings, Inc. and Fifth Third Bank, National Association, dated as of December 22, 2023.	10-Q	001-33937	10.125	02/08/24

10.126		First Amendment to Employment Agreement by and between Flooring Liquidators, Inc. and Stephen J. Kellogg, dated December 28, 2023.	10-Q	001-33937	10.126	02/08/24

10.127		First Amendment to Employment Agreement between Live Ventures Incorporated and David Verret, effective October 1, 2023.	10-Q	001-33937	10.127	02/08/24

10.128		Third Amendment to Employment Agreement, dated as of January 6, 2024, by and between Precision Industries, Inc. and Thomas Sedlak.	10-Q	001-33937	10.128	02/08/24

10.129		Cooperation Agreement, dated as of April 29, 2024, by and among Live Ventures Incorporated, a Nevada corporation, Isaac Capital Group LLC, a Delaware limited liability company, and LL Flooring Holdings, Inc., a Delaware corporation (filed as Exhibit 10.1).	8-K	001-33937	10.129	04/30/24

10.130		Third Amendment to ICG Promissory Note dated April 9, 2020, and as Amended June 23, 2022, April 1, 2023, dated January 11, 2024.	10-Q	001-33937	10.130	05/14/24

10.131		Loan Modification Agreement to Subordinated Promissory Notes, dated July 20, 2020 and January 18, 2023, issued by Live Ventures Incorporated in favor of Spriggs Investments LLC, dated February 22, 2024.	10-Q	001-33937	10.131	05/14/24

10.132		First Amendment of ARCA Recycling, Inc. Promissory Note issued in favor of Live Ventures Incorporated, dated May 24, 2023, effective February 7, 2024.	10-Q	001-33937	10.132	05/14/24

10.133		Note Purchase Agreement by and between Live Ventures Incorporated and MSW Projects Limited, dated March 6, 2024.	10-Q	001-33937	10.133	05/14/24

14.1		Code of Business Conduct and Ethics, Adopted May 16, 2019	10-K	001-33937	14.1	01/13/21

19.1	*	Insider Trading Policies and Procedures

21.1	*	List of Subsidiaries of the Registrant

23.1	*	Consent of Frazier & Deeter, LLC independent registered public accounting firm

31.1	*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Compensation Recoupment (Clawback) Policy	10-K	001-33937	97.1	12/22/23

101
The following materials from the Company’s Annual Report on Form 10-K, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2024 and 2023, (ii) the Consolidated Statements of Operations for the Years Ended September 30, 2024 and 2023, (iii) Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the Years Ended September 30, 2024 and 2023, and (iv) the Notes to Consolidated Financial Statements

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
Date: December 19, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jon Isaac	President and Chief Executive Officer Director
Jon Isaac	(Principal Executive Officer)	December 19, 2024

/s/ David Verret	Chief Financial Officer
David Verret	(Principal Financial Officer and Principal Accounting Officer)	December 19, 2024

/s/ Tony Isaac
Tony Isaac	Director	December 19, 2024

/s/ Richard D. Butler, Jr.
Richard D. Butler, Jr.	Director	December 19, 2024

/s/ Dennis (De) Gao
Dennis Gao	Director	December 19, 2024

/s/ Tyler Sickmeyer
Tyler Sickmeyer	Director	December 19, 2024