Form 10-Q
period 2024-12-31
LIVE VENTURES Inc
filed 2025-02-07
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
_________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, par value $0.001 per share, outstanding as of February 3, 2025 was 3,106,431.

INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED DECEMBER 31, 2024

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE VENTURES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share amounts)

	December 31, 2024	September 30, 2024
	(Unaudited)
Assets
Cash	$7,407	$4,601
Trade receivables, net of allowance for doubtful accounts of $1.4 million at December 31, 2024 and $1.5 million at September 30, 2024	38,040	46,861
Inventories, net	123,389	126,350
Prepaid expenses and other current assets	3,594	4,123
Total current assets	172,430	181,935
Property and equipment, net	81,527	82,869
Right of use asset - operating leases	55,113	55,701
Deposits and other assets	1,455	787
Intangible assets, net	23,847	25,103
Goodwill	61,152	61,152
Total assets	$395,524	$407,547
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$28,478	$31,002
Accrued liabilities	30,548	31,740
Income taxes payable	1,483	948
Current portion of lease obligations - operating leases	13,219	12,885
Current portion of lease obligations - finance leases	467	368
Current portion of long-term debt	39,595	43,816
Current portion of notes payable related parties	7,670	6,400
Seller notes - related parties	—	2,500
Total current liabilities	121,460	129,659
Long-term debt, net of current portion	54,339	54,994
Lease obligation long term - operating leases	46,566	50,111
Lease obligation long term - finance leases	42,200	41,677
Notes payable related parties, net of current portion	6,871	4,934
Seller notes - related parties	41,119	40,361
Deferred tax liability, net	5,812	6,267
Other non-current obligations	3,882	6,655
Total liabilities	322,249	334,658
Commitments and contingencies
Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 47,840 shares issued and outstanding at December 31, 2024 and September 30, 2024, with a liquidation preference of $0.30 per share outstanding	—	—
Common stock, $0.001 par value, 10,000,000 shares authorized, 3,115,674 and 3,131,360 shares issued and outstanding at December 31, 2024 and September 30, 2024, respectively	2	2
Paid in capital	69,743	69,692
Treasury stock common 710,373 and 694,687 shares as of December 31, 2024 and September 30, 2024, respectively	(9,229)	(9,072)
Treasury stock Series E preferred 80,000 shares as of December 31, 2024 and September 30, 2024	(7)	(7)
Retained earnings	12,766	12,274
Total stockholders' equity	73,275	72,889
Total liabilities and stockholders' equity	$395,524	$407,547
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(dollars in thousands, except per-share amounts)

	For the Three Months Ended December 31,
	2024	2023
Revenue	$111,508	$117,593
Cost of revenue	76,146	81,266
Gross profit	35,362	36,327

Operating expenses:
General and administrative expenses	30,071	27,679
Sales and marketing expenses	4,529	5,107
Total operating expenses	34,600	32,786
Operating income	762	3,541
Other expense:
Interest expense, net	(4,162)	(4,163)
Gain on extinguishment of debt	713	—
Gain on settlement of earnout liability	2,840	—
Other income (expense)	420	(284)
Total other expense, net	(189)	(4,447)
Income (loss) before provision for income taxes	573	(906)
Provision (benefit) for income taxes	81	(224)
Net Income (loss)	$492	$(682)

Income (loss) per share:
Basic and diluted	$0.16	$(0.22)

Weighted average common shares outstanding:
Basic	3,124,581	3,163,541
Diluted	3,124,820	3,163,541
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended December 31,
	2024	2023
Operating Activities:
Net income (loss)	$492	$(682)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	4,415	4,295
Amortization of seller note discount	757	673
Amortization of debt issuance cost	21	21
Stock based compensation expense	51	50
Amortization of right-of-use assets	1,031	1,143
Gain on extinguishment of debt	(713)	—
Gain on settlement of earnout liability	(2,840)	—
Change in deferred income taxes	(455)	(1,435)
Change in allowance for doubtful accounts	(110)	(32)
Change in reserve for obsolete inventory	(73)	1,001
Changes in assets and liabilities, net of acquisitions:
Trade receivables	8,931	386
Inventories	3,035	267
Prepaid expenses and other current assets	531	468
Deposits and other assets	(667)	42
Accounts payable	(2,525)	(3,572)
Accrued liabilities	(3,016)	3,700
Income taxes payable	535	1,547
Net cash provided by operating activities	9,400	7,872

Investing Activities:
Acquisition of CRO	—	(1,034)
Acquisition of Johnson	—	(500)
Purchase of property and equipment	(1,817)	(1,655)
Net cash used in investing activities	(1,817)	(3,189)

Financing Activities:
Net payments under revolver loans	(3,121)	(756)
Net borrowings under related party revolver loans	1,570	—
Payments on related party notes payable	(300)	—
Proceeds from the issuance of related party notes payable	1,932	—
Cash paid for settlement of seller notes	(1,932)	—
Payments on notes payable	(1,770)	(1,767)
Purchase of common treasury stock	(157)	(107)
Payments on financing leases	(999)	(793)
Net cash used in financing activities	(4,777)	(3,423)

Increase in cash	2,806	1,260
Cash, beginning of period	4,601	4,309
Cash, end of period	$7,407	$5,569

Supplemental cash flow disclosures:
Interest paid	$3,284	$3,271
Income taxes received	$—	$346
Noncash financing and investing activities:
PMW goodwill adjustment	$—	$233
Noncash items related to CRO acquisition	$—	$725
Noncash items related to Johnson acquisition	$—	$1,501
Noncash debt discount on related party notes	$713	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
(dollars in thousands)

	Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Retained Earnings	Total Equity
Balance, September 30, 2024	47,840	$—	3,131,360	$2	$69,692	$(7)	$(9,072)	$12,274	$72,889
Stock based compensation	—	—	—	—	51	—	—	—	51
Purchase of common treasury stock	—	—	(15,686)	—	—	—	(157)	—	(157)
Net loss	—	—	—	—	—	—	—	492	492
Balance, December 31, 2024	47,840	$—	3,115,674	$2	$69,743	$(7)	$(9,229)	$12,766	$73,275

	Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Retained Earnings	Total Equity
Balance, September 30, 2023	47,840	$—	3,164,330	$2	$69,387	$(7)	$(8,206)	$38,959	$100,135
Stock based compensation	—	—	—	—	50	—	—	—	50
Purchase of common treasury stock	—	—	(4,346)	—	—	—	(106)	—	(106)
Net loss	—	—	—	—	—	—	—	(682)	(682)
Balance, December 31, 2023	47,840	$—	3,159,984	$2	$69,437	$(7)	$(8,312)	$38,277	$99,397
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023
(dollars in thousands, except per-share amounts)
Note 1:    Background and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Live Ventures Incorporated, a Nevada corporation, and its subsidiaries (collectively, “Live Ventures” or the “Company”). Live Ventures is a diversified holding company with a strategic focus on value-oriented acquisitions of domestic middle-market companies. The Company has five operating segments: Retail-Entertainment, Retail-Flooring, Flooring Manufacturing, Steel Manufacturing, and Corporate and Other. The Retail-Entertainment segment includes Vintage Stock, Inc. (“Vintage Stock”), which is engaged in the retail sale of new and used movies, music, collectibles, comics, books, games, game systems, and components. The Retail-Flooring segment includes Flooring Liquidators, Inc. (“Flooring Liquidators”), which is engaged in the retail sale and installation of floors, carpets, and countertops. The Flooring Manufacturing segment includes Marquis Industries, Inc. (“Marquis”), which is engaged in the manufacture and sale of carpet and the sale of vinyl and wood floor coverings. The Steel Manufacturing Segment includes Precision Industries, Inc. (“Precision Marshall”), which is engaged in the manufacture and sale of alloy and steel plates, ground flat stock and drill rods, The Kinetic Co., Inc. (“Kinetic”), which is engaged in the production of industrial knives and hardened wear products for the tissue and metals industries, Precision Metal Works, Inc. (“PMW”), which is engaged in metal forming, assembly, and finishing solutions across diverse industries, including appliance, automotive, hardware, electrical, electronic, medical products, and devices, and Central Steel Fabricators, LLC ("Central Steel"), a Chicago-based manufacturer of specialized fabricated metal products primarily for data centers and the communications industry. PMW reports on a 13-week quarter, as opposed to the Company's calendar quarter reporting. However, the Company has determined that the difference in reporting periods has no material effect on its reported financial results.
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended December 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2025. The financial information included in these statements should be read in conjunction with the condensed consolidated financial statements and related notes thereto as of September 30, 2024 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 19, 2024 (the “2024 Form 10-K”).
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
Retail - Entertainment Segment
The Retail-Entertainment Segment derives revenue primarily from direct sales of entertainment products. Sales are generally of a cash-and-carry nature and contain a single performance obligation. Consequently, revenue is recorded at the point in time in which the sale is made. Revenue is recorded net of sales taxes collected from customers. The Company recognizes the portion of the dollar value of prepaid stored-value products that ultimately is unredeemed (“breakage”) in accordance with ASC 606-10-32-11 through 32-13 Measurement-Constraining Estimates of Variable Consideration.
Retail - Flooring Segment
The Retail-Flooring Segment derives revenue primarily from the sale of flooring products and installation services, which are recognized at the point-of-sale and over time, respectively. Retail sales are generally of a cash-and-carry nature and contain a single performance obligation. Consequently, revenue is recorded at the point in time in which the sale is made. Installation services generally contain multiple performance obligations requiring revenue to be recognized over a period of time based on percentage of completion. For sales that include installation, revenue is recognized upon completion of the installation of the material in accordance with the contract, as this method is the best depiction of when the transfer of goods or services takes place. All direct costs are either paid and or accrued for in the period in which the sale is recorded. Revenue is recorded net of sales taxes collected from customers.
Flooring and Steel Manufacturing Segments
The Flooring Manufacturing Segment derives revenue primarily from the sale of carpet and hard surface flooring products, including shipping and handling amounts. The Steel Manufacturing Segments derives revenue primarily from the sale of steel plates, ground flat stock and drill rods, fabricated products, and tooling, including shipping and handling amounts. Revenue for these segments generally contain a single performance obligation and is recognized at the point title passes to the customer. At the time revenue is recognized, the Company records a provision for the estimated amount of future returns based primarily on historical experience and any known trends or conditions that exist at the time revenue is recognized. Revenue is recorded net of taxes collected from customers. All direct costs are either paid and or accrued for in the period in which the sale is recorded.
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
In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”) which requires entities to (i) disclose amounts of (a) purchase of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and, (e) depreciation, depletion, and amortization recognized as part of oil-and gas-producing activities, (ii) include certain amounts that are already required to be disclosed under U.S. GAAP in the same disclosures as other disaggregation requirements, (iii) disclose a qualitative description of the amounts remaining in relevant expense captions that are not necessarily disaggregated quantitatively, and (iv) disclose the total amount of selling expenses, in annual reporting periods, an entity’s definition of selling expense. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating ASU 2024-03 to determine the impact it may have on its consolidated financial statements.
Note 3:    Acquisitions
Acquisition of Midwest Grinding
On June 10, 2024, pursuant to an asset purchase agreement, Kinetic acquired certain assets and assumed certain liabilities of Midwest Grinding Corp., a Milwaukee grinding house dedicated to precision Blanchard and specialty surface grinding of small to extra-large capacity. Total consideration for the acquisition was $0.6 million. In connection with the acquisition, Kinetic also acquired the building being used in the business for $0.4 million. Total consideration for both the business and building acquisition was $1.0 million, paid in cash at close.
The fair value of the assets acquired and liabilities assumed are based on their estimates of fair value available as of June 10, 2024, as calculated by management. The table below outlines the purchase price allocation of the purchase for Midwest Grinding to the acquired identifiable assets and liabilities assumed as of December 31, 2024 (in $000’s):

Total purchase price		$1,000
Accounts payable		1
Total consideration		1,001
Accounts receivable		152
Other current assets		71
Property and equipment		738
Intangible Assets
Customer relationships	$16
Trade names	15
Non-compete agreement	9
Intangible assets		40
Total assets acquired		1,001
Total goodwill		$—
Acquisition of Central Steel
On May 15, 2024, Precision Marshall acquired Central Steel. Total consideration for the acquisition was approximately $13.9 million, comprised of $10.7 million paid at closing, a seller note of $1.1 million, a holdback, in the amount of $0.3 million, and contingent consideration of $2.0 million paid in the form of a five-year earn-out. The consideration paid at close was funded in part by borrowings under Precision Marshall's credit facility of approximately $3.3 million, and proceeds from a sale and leaseback transaction, discussed below. The acquisition involved no issuance of stock of the Company.
Simultaneous to the acquisition, the Company entered into a sale and leaseback transaction with Legacy West Partners, LLC, an unrelated party, for one of Central Steel's properties located in Broadview, Illinois. The sales price for the real property subject to the sale and leaseback transaction was approximately $8.3 million, with total proceeds received by the Company of approximately $7.9 million, net of approximately $0.4 million in seller's fees.
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
The fair value of the purchase price components was approximately $13.9 million, as detailed below (in $000's):

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
The table below outlines the purchase price allocation for the purchase of Central Steel to the acquired identifiable assets, liabilities assumed, and goodwill as of December 31, 2024 (in $000’s):

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

Acquisition of Johnson
On November 30, 2023, CRO Affiliated, LLC ("CRO Affiliated"), a subsidiary of Live Ventures, acquired certain assets and assumed certain liabilities of Johnson Floor & Home (“Johnson”), a floor covering retailer and installer serving residential and commercial customers through four locations in the Tulsa, Oklahoma area, and one in Joplin, Missouri. Total consideration for the acquisition was $2.0 million, comprised of cash at close of $0.5 million, deferred consideration in the form of a seller note of $1.2 million, with additional consideration paid in the form of an earnout valued at approximately $0.3 million. The deferred consideration is payable in three $0.4 million installments due annually on the first three anniversary dates following the closing date. Each installment will accrue interest at 6.0% per annum until paid.
The fair value of the purchase price components outlined above was approximately $2.0 million, as detailed below (in $000's):

Cash	$500
Deferred consideration	1,200
Earnout	301
Purchase price	$2,001
The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of November 30, 2023, as calculated by management. The table below outlines the purchase price allocation of the purchase for Johnson to the acquired identifiable assets and liabilities assumed as of December 31, 2024:

Total purchase price		$2,001
Accounts payable		1,017
Accrued liabilities		1,141
Total liabilities assumed		2,158
Total consideration		4,159
Accounts receivable		1,252
Inventory		1,127
Property, plant and equipment		157
Intangible assets
Customer relationships	$1,301
Non-compete agreement	306
Subtotal intangible assets		1,607
Other assets		16
Total assets acquired		4,159
Total goodwill		$—
On May 24, 2024, CRO Affiliated entered into an asset purchase agreement with the original seller of Johnson under which the original seller agreed to purchase certain assets and assume certain obligations acquired by CRO Affiliated under the original asset purchase agreement. Consequently, CRO Affiliated recorded a loss on disposition of Johnson’s assets and liabilities of approximately $0.3 million, as detailed in the table below (in $000's):

Accounts payable and accrued liabilities		$475
Earnout		307
Seller note		1,230
Lease liabilities		2,703
Total deconsolidation of liabilities		4,715
Inventory		613
Property and equipment		206
ROU assets		2,692
Intangible assets
Customer relationships	1,224
Non-compete agreement	281
Subtotal intangible assets		1,505
Total deconsolidation of assets		5,016
Total loss on disposition		$(301)
Acquisition of CRO
On October 13, 2023, CRO Affiliated acquired certain assets and assumed certain liabilities of Carpet Remnant Outlet, Inc. (“CRO”), a floor covering retailer and installer serving residential and commercial customers throughout Northwest Arkansas. Total consideration for the acquisition was approximately $1.4 million and was comprised of cash at close of approximately $1.0 million, an indemnification holdback amount of $0.3 million, and additional consideration valued at $89,000.
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
The table below outlines the purchase price allocation of the purchase for CRO to the acquired identifiable assets, liabilities assumed and goodwill (in $000’s):

Total purchase price		$1,423
Accounts payable		770
Accrued liabilities		1,298
Total liabilities assumed		2,068
Total consideration		3,491
Accounts receivable		259
Inventory		1,406
Property and equipment		261
Intangible assets
Non-compete agreement	1,190
Subtotal intangible assets		1,190
Other assets		286
Total assets acquired		3,402
Total goodwill		$89

Note 4:    Inventory
The following table details the Company's inventory as of December 31, 2024 and September 30, 2024 (in $000's):

Inventory, net	December 31, 2024	September 30, 2024
Raw materials	$41,239	$31,994
Work in progress	8,946	7,581
Finished goods	50,961	49,264
Merchandise	28,594	43,935
	129,740	132,774
Less: Inventory reserves	(6,351)	(6,424)
Total inventory, net	$123,389	$126,350

Note 5:    Property and Equipment
The following table details the Company's property and equipment as of December 31, 2024 and September 30, 2024 (in $000's):

	December 31, 2024	September 30, 2024
Property and equipment, net:
Land	$3,469	$3,469
Building and improvements	40,869	40,490
Transportation equipment	2,858	2,765
Machinery and equipment	72,932	73,309
Furnishings and fixtures	6,392	6,301
Office, computer equipment and other	4,369	4,285
	130,889	130,619
Less: Accumulated depreciation	(49,362)	(47,750)
Total property and equipment, net	$81,527	$82,869
Depreciation expense was $3.2 million and $3.1 million for the three months ended December 31, 2024 and 2023, respectively.
Note 6:    Leases
The Company leases retail stores, warehouse facilities, and office space. These assets and properties are generally leased under noncancelable agreements that expire at various future dates with many agreements containing renewal options for additional periods. The agreements, which have been classified as either operating or finance leases, generally provide for minimum rent and, in some cases, percentage rent, and require the Company to pay all insurance, taxes, and other maintenance costs. As a result, the Company recognizes assets and liabilities for all leases with lease terms greater than 12 months. The amounts recognized reflect the present value of remaining lease payments for all leases. The discount rate used is an estimate of the Company’s blended incremental borrowing rate based on information available associated with each subsidiary’s debt outstanding at lease commencement. In considering the lease asset value, the Company considers fixed and variable payment terms, prepayments and options to extend, terminate, or purchase. Renewal, termination, or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised.
The following table details the Company's right-of-use assets and lease liabilities as of December 31, 2024 and September 30, 2024 (in $000's):

	December 31, 2024	September 30, 2024
Right of use asset - operating leases	$55,113	$55,701
Lease liabilities:
Current - operating	13,219	12,885
Current - finance	467	368
Long term - operating	46,566	50,111
Long term - finance	42,200	41,677
As of December 31, 2024, the weighted average remaining lease term for operating leases is 9.8 years. The Company's weighted average discount rate for operating leases is 9.9%. Total cash payments for operating leases for the three months ended December 31, 2024 and 2023 were approximately $4.7 million and $4.3 million, respectively. Additionally, the Company recognized approximately $3.2 million in right-of-use assets and liabilities upon commencement of operating leases during the three months ended December 31, 2024.

As of December 31, 2024, the weighted average remaining lease term for finance leases is 26.9 years. The Company's weighted average discount rate for finance leases is 11.3%. Total cash payments for finance leases for the three months ended December 31, 2024 and 2023 were approximately $1.0 million and $0.8 million, respectively. Additionally, the Company recognized approximately $0.6 million in right-of-use assets and liabilities upon commencement of operating leases during the three months ended December 31, 2024.
Total present value of future lease payments of operating leases as of December 31, 2024 (in $000's):

Twelve months ended December 31,
2025	$18,041
2026	15,194
2027	12,800
2028	8,659
2029	5,141
Thereafter	26,727
Total	86,562
Less implied interest	(26,777)
Present value of payments	$59,785
The Company records finance lease right-of-use assets as property and equipment. The balance, as of December 31, 2024 and September 30, 2024 is as follows (in $000’s):

	December 31, 2024	September 30, 2024
Property and equipment, at cost	$27,102	$26,495
Accumulated depreciation	$(1,535)	$(1,662)
Property and equipment, net	$25,567	$24,833
Total present value of future lease payments of finance leases as of December 31, 2024 (in $000's):

Twelve months ended December 31,
2025	$4,133
2026	4,210
2027	4,305
2028	4,424
2029	4,534
Thereafter	125,077
Total	146,683
Less implied interest	(104,016)
Present value of payments	$42,667
During the three months ended December 31, 2024 and 2023, the Company recorded no impairment charges relating to any of its leases.

Note 7:    Intangibles
The following table details the Company's intangibles as of December 31, 2024 and September 30, 2024 (in $000's):

	December 31, 2024	September 30, 2024
Intangible assets, net:
Intangible assets - Tradenames	$15,356	$15,356
Intangible assets - Customer relationships	13,599	14,799
Intangible assets - Other	4,330	4,330
	33,285	34,485
Less: Accumulated amortization	(9,438)	(9,382)
Total intangibles, net	$23,847	$25,103
Amortization expense was $1.3 million and $1.2 million for the three months ended December 31, 2024 and 2023, respectively.
The following table summarizes estimated future amortization expense related to intangible assets that have net balances (in $000’s):

Twelve months ending December 31,
2025	$5,027
2026	4,988
2027	4,910
2028	4,399
2029	3,843
Thereafter	680
$23,847
Note 8:    Goodwill
The following table details the Company's goodwill as of September 30, 2024 and December 31, 2024 (in $000's):

	Retail - Entertainment	Retail - Flooring	Flooring Manufacturing	Steel Manufacturing	Total
September 30, 2024	36,947	13,451	807	9,947	61,152
December 31, 2024	$36,947	$13,451	$807	$9,947	$61,152
As of December 31, 2024, the Company did not identify any triggering events that would require impairment testing.

Note 9:     Accrued Liabilities
The following table details the Company's accrued liabilities as of December 31, 2024 and September 30, 2024, (in $000's):

	December 31, 2024	September 30, 2024
Accrued liabilities:
Accrued payroll and bonuses	$7,090	$8,125
Accrued sales and use taxes	1,610	1,326
Accrued customer deposits	3,960	4,675
Accrued gift card liability	2,066	1,986
Accrued interest payable	370	840
Accrued inventory	4,310	6,722
Accrued professional fees	4,174	2,644
Accrued expenses - other	6,968	5,422
Total accrued liabilities	$30,548	$31,740
Note 10:     Long-Term Debt
Long-term debt as of December 31, 2024 and September 30, 2024 consisted of the following (in $000's):

	December 31, 2024	September 30, 2024
Revolver loans	$57,078	$60,199
Equipment loans	12,308	13,346
Term loans	9,940	10,465
Other notes payable	15,018	15,227
Total notes payable	94,344	99,237
Less: unamortized debt issuance costs	(410)	(427)
Net amount	93,934	98,810
Less: current portion	(39,595)	(43,816)
Total long-term debt	$54,339	$54,994
Future maturities of long-term debt at December 31, 2024, are as follows which does not include related party debt separately stated (in $000's):

Twelve months ending December 31,
2025	$39,595
2026	15,259
2027	27,704
2028	1,311
2029	1,810
Thereafter	8,255
Total future maturities of long-term debt	$93,934
Bank of America Revolver Loan
On January 31, 2020, as amended on September 4, 2024, Marquis entered into an amended $25.0 million revolving credit agreement (“BofA Revolver”) with Bank of America Corporation (“BofA”). The BofA Revolver is an asset-based facility that is secured by substantially all of Marquis’ assets. Availability under the BofA Revolver is subject to a monthly borrowing base calculation. Marquis’ ability to borrow under the BofA Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with BofA. The BofA Revolver has a variable interest rate and matures in July 2025. As of December 31, 2024 and September 30, 2024, the outstanding balance was approximately $16.0 million and $17.6 million, respectively.
Loan with Fifth Third Bank (Precision Marshall)
On January 20, 2022, Precision Marshall refinanced its Encina Business Credit loans with Fifth Third Bank, and the balance outstanding was repaid. The refinanced credit facility, totaling $29 million, is comprised of $23.0 million in revolving credit, $3.5 million in M&E lending, and $2.5 million for Capex lending. Advances under the new credit facility will bear interest at Prime Rate plus 0 basis points for lending under the revolving facility, and Prime Rate plus 25 basis points for M&E and Capex lending. The refinancing of the Borrower’s existing credit facility reduces interest costs and improves the availability and liquidity of funds by approximately $3.0 million at the close. The facility terminates on January 20, 2027, unless terminated earlier in accordance with its terms.
In connection with the acquisitions of Kinetic and Central Steel (see Note 3), the existing revolving facility was amended to add Kinetic and Central Steel as a borrowers. In addition, two additional term loans were executed to fund the purchase of Kinetic. Approximately $6.0 million was drawn from the revolving facility, and the two term loans were opened in the amounts of $4.0 million and $1.0 million, respectively. The $4.0 million term loan (“Kinetic Term Loan #1”), which matures on January 20, 2027, bears interest on the same terms as for M&E term lending as stated above.
As of December 31, 2024 and September 30, 2024, the outstanding balance on the revolving loan was approximately $22.3 million and $21.3 million, respectively, and the outstanding balance on the original M&E lending, which is documented as a term note, was approximately $1.7 million and $1.8 million, respectively. The revolving loan has a variable interest rate and matures in January 2027. As of December 31, 2024 and September 30, 2024, the outstanding balance on Kinetic Term Loan #1 was approximately $2.6 million and $2.7 million, respectively.
On April 12, 2023, in connection with its existing credit facility with Fifth Third Bank, Precision Marshall took an advance against its Capex term lending in the amount of approximately $1.4 million. Additionally, during June 2024, in connection with Kinetic's acquisition of Midwest Grinding (see Note 3), Precision Marshall took an additional advance against its Capex term lending in the amount of approximately $403,000. The loan matures January 2027 and bears interest on the same terms as for Capex lending as stated above. The first payment under this loan is due in February 2024. As of December 31, 2024 and September 30, 2024, the outstanding balance on the Capex loan was $1.5 million and $1.6 million, respectively.
Eclipse Business Capital Loans
In connection with the acquisition of Flooring Liquidators, on January 18, 2023, Flooring Liquidators entered into a credit facility with Eclipse Business Capital, LLC (“Eclipse”). The facility consists of $25.0 million in revolving credit (“Eclipse Revolver”) and $3.5 million in M&E lending (“Eclipse M&E”). The Eclipse Revolver is a three-year, asset-based facility that is secured by substantially all of Flooring Liquidators’ assets. Availability under the Eclipse Revolver is subject to a monthly borrowing base calculation. Flooring Liquidators’ ability to borrow under the Eclipse Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with Eclipse. The Eclipse Revolver bears interest at 3.5% per annum in excess of Adjusted Term SOFR. The Eclipse M&E loan bears interest at 6.0% per annum in excess of Adjusted Term SOFR prior to April 1, 2023, and 5.0% per annum in excess of Adjusted Term SOFR after April 1, 2023. The credit facility matures in January 2026. As of December 31, 2024 and September 30, 2024, the outstanding balance on the Eclipse Revolver was approximately $9.1 million and $9.3 million, respectively, and the outstanding balance on the Eclipse M&E loan was approximately $1.6 million and $1.8 million, respectively.
Loan with Fifth Third Bank (PMW)
In connection with the acquisition of PMW, on July 20, 2023, PMW entered into a revolving credit facility (the “Revolving Credit Facility”) with Fifth Third Bank. The facility consists of $15.0 million in revolving credit (the “Fifth Third Revolver”) and approximately $5.0 million in M&E lending (the “Fifth Third M&E Loan”). The Fifth Third Revolver is a three-year, asset-based facility that is secured by substantially all of PMW's assets. Availability under the Fifth Third Revolver is subject to a monthly borrowing base calculation. PMW's ability to borrow under the Fifth Third Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with Fifth Third. Loans made under the Revolving Credit Facility are considered Reference Rate Loans, and bear interest at a rate equal to the sum of the Reference Rate plus the Applicable Margin. Reference Rate means the greater of (a) 3.0% or (b) the Lender’s publicly announced prime rate (which is not intended to be Lender’s lowest or most favorable rate in effect at any time) in effect from time to time. The Applicable Margin for revolving loans is zero, while for the Fifth Third M&E Loan or any Capital Expenditure Term Loan, it is 50 basis points (0.5%). The credit facility matures in July 2026. As of December 31, 2024, the Company concluded that PMW was in default of its Fixed Cost Coverage Ratio (“FCCR”) covenant, as specified in the credit agreement governing the Revolving Credit Facility. This default provides the creditor rights to accelerate and made immediately due the borrowings under the Revolving Credit Facility and Fifth Third M&E Loan. As of the date of the filing of this 10-Q, Fifth Third Bank has not exercised these rights and management is actively working with Fifth Third Bank to resolve the default. As such, as of December 31, 2024 and September 30, 2024, PMW’s long-term debt balances, in the amount of approximately $13.0 million and $14.4 million, respectively, have been reclassified to current liabilities. As of December 31, 2024 and September 30, 2024, the outstanding balance on the Fifth Third Revolver was approximately $9.7 million and $10.1 million, respectively, and the balance on the Fifth Third M&E Loan was approximately $3.9 million and $4.1 million, respectively.
Bank Midwest Revolver Loan
On October 17, 2024, Vintage entered into an amended $10.0 million credit agreement with Bank Midwest (“Bank Midwest Revolver”). The amended Bank Midwest Revolver accrues interest daily on the outstanding principal at a rate of the greater of (a) the one-month forward-looking term rate based on SOFR, plus 2.36% per annum, or (b) 5.0% per annum, and matures on October 17, 2025. As of December 31, 2024 and September 30, 2024 the outstanding on the Bank Midwest Revolver was approximately $0 and $1.9 million, respectively.
Note payable to JCM Holdings
During October 2020, Marquis purchased a manufacturing facility, which it had previously leased, for approximately $2.5 million. Marquis entered into a $2.0 million loan agreement, secured by the facility, with the seller of the facility, in order to complete the purchase of the facility. The loan bears interest at 6%, due monthly, and matures January 2030. As of December 31, 2024 and September 30, 2024, the outstanding principal balance was approximately $1.2 million and $1.3 million, respectively.
Note Payable to Store Capital Acquisitions, LLC
On June 14, 2016, Marquis entered into a transaction with Store Capital Acquisitions, LLC. The transaction included a sale-leaseback of land owned by Marquis and a loan secured by the improvements on such land. The total aggregate proceeds received from the sale of the land and the loan was $10.0 million, which consisted of approximately $644,000 from the sale of the land and a note payable of approximately $9.4 million. In connection with the transaction, Marquis entered into a lease with a 15-year term commencing on the closing of the transaction, which provides Marquis with an option to extend the lease upon the expiration of its term. The initial annual lease rate is $60,000. The proceeds from this transaction were used to pay down the BofA Revolver and Term loans, and related party loan, as well as to purchase a building from the previous owners of Marquis that was not purchased in the July 2015 transaction. The note payable bears interest at 9.3% per annum, with principal and interest due monthly. The note payable matures June 13, 2056. For the first five years of the note payable, there is a pre-payment penalty of 5%, which declines by 1% for each year the loan remains unpaid for the next five years. At the end of ten years, there is no pre-payment penalty. In connection with the note payable, Marquis incurred approximately $458,000 in transaction costs that are being recognized as a debt issuance cost and are being amortized and recorded as interest expense over the term of the note payable. The remaining principal balance was approximately $9.1 million as of December 31, 2024 and September 30, 2024, respectively.
Equipment Loans
On June 20, 2016 and August 5, 2016, Marquis entered into a transaction that provided for a master agreement and separate loan schedules (the “Equipment Loans”) with Banc of America Leasing & Capital, LLC that provided for the following as of December 31, 2024:
Note #5 is for approximately $4.0 million, secured by equipment. The Equipment Loan #5 is due December 2024, payable in 84 monthly payments of $55,000 beginning January 2018, bearing interest at 4.7% per annum. As of December 31, 2024 and September 30, 2024, the balance was approximately $0 and $164,000, respectively.
Note #7 is for $5.0 million, secured by equipment. The Equipment Loan #7 is due February 2027, payable in 84 monthly payments of $59,000 beginning March 2020, with the final payment of $809,000, bearing interest at 3.2% per annum. As of December 31, 2024 and September 30, 2024, the balance was approximately $2.2 million and $2.3 million, respectively.

Note #8 is for approximately $3.4 million, secured by equipment. The Equipment Loan #8 is due September 2027, payable in 84 monthly payments of $46,000 beginning October 2020, bearing interest at 4.0%. As of December 31, 2024 and September 30, 2024, the balance was approximately $1.4 million and $1.6 million, respectively.
In December 2021, Marquis funded the acquisition of $5.5 million of new equipment under Note #9 of its master agreement. The Equipment Loan #9, which is secured by the equipment, matures December 2026, and is payable in 60 monthly payments of $92,000 beginning January 2022, with the final payment in the amount of approximately $642,000, bearing interest at 3.75% per annum. As of December 31, 2024 and September 30, 2024, the balance was approximately $2.6 million and $2.9 million, respectively.
In December 2022, Marquis funded the acquisition of $5.7 million of new equipment under Note #10 of its master agreement. The Equipment Loan #10, which is secured by the equipment, matures December 2029, and is payable in 84 monthly payments of $79,000, beginning January 2023, with the final payment in the amount of approximately $650,000, bearing interest at 6.50%. As of December 31, 2024 and September 30, 2024, the balance was approximately $4.5 million and $4.6 million, respectively.
Loan Covenant Compliance
As of December 31, 2024, the Company was in compliance with all covenants under its existing revolving and other loan agreements, with the exception of PMW, which was in default under its Revolving Credit Facility and Fifth Third M&E Loan with Fifth Third Bank, as discussed above.
Note 11:     Notes Payable-Related Parties
Long-term debt payable to related parties (see Note 16) as of December 31, 2024 and September 30, 2024 consisted of the following (in $000's):

	December 31, 2024	September 30, 2024
Isaac Capital Group, LLC, 12.5% interest rate, matures May 2025	$2,000	$2,000
Isaac Capital Group, LLC, 12.0% interest rate, matures December 2029	2,644	—
Spriggs Investments, LLC, 12.0% interest rate, matures July 2025	500	800
Spriggs Investments, LLC for Flooring Liquidators, 12.0% interest rate, matures July 2025	1,000	1,000
Isaac Capital Group, LLC revolver, 12.0% interest rate, matures April 2025	4,170	2,600
Isaac Capital Group, LLC for Flooring Liquidators, 12.0% interest rate, matures January 2028	5,000	5,000
Total notes payable - related parties	15,314	11,400
Less: unamortized debt discount	(773)	(66)
Net amount	14,541	11,334
Less: current portion	(7,670)	(6,400)
Total long-term portion, related parties	$6,871	$4,934
Future maturities of notes to related parties at December 31, 2024 are as follows (in $000’s):

Twelve months ending December 31,
2025	$7,670
2028	4,939
2029	1,932
Total future maturities of long-term debt, related parties	$14,541

Note 12: Related Party Seller Notes
Seller notes as of December 31, 2024 and September 30, 2024 consisted of the following (in $000’s):

	December 31, 2024	September 30, 2024
Seller of Flooring Liquidators, 8.24% interest rate, matures January 2028	$34,000	$34,000
Seller of PMW, 8.0% interest rate, matures July 2028	—	2,500
Seller of Kinetic, 7.0% interest rate, matures September 2027	3,000	3,000
Seller of Central Steel, 7.0% interest rate, matures May 2029	1,100	1,100
Total Related party seller notes payable	38,100	40,600
Unamortized debt premium (discount)	3,019	2,261
Net amount	41,119	42,861
Less current portion	—	(2,500)
Long-term portion of Related party seller notes payable	$41,119	$40,361
Future maturities of seller notes at December 31, 2024 are as follows (in $000’s):

Twelve months ending December 31,
2027	3,000
2028	37,019
2029	1,100
Total	$41,119
Note Payable to the Seller of Kinetic
In connection with the purchase of Kinetic, on June 28, 2022, Kinetic entered into an employment agreement with the previous owner of Kinetic to serve as its Head of Equipment Operations. The employment agreement is for an initial term of five years and shall be automatically extended in 90-day increments unless either party provides notice as required under the agreement. Additionally, Precision Marshall entered into a seller financed loan in the amount of $3.0 million with the previous owner of Kinetic (the "Seller Subordinated Acquisition Note"). The Seller Subordinated Acquisition Note bears interest at 7.0% per annum, with interest payable quarterly in arrears, and has a maturity date of September 27, 2027. As of December 31, 2024 and September 30, 2024, the remaining principal balance was $3.0 million.
Note Payable to the Seller of Flooring Liquidators
In connection with the purchase of Flooring Liquidators, on January 18, 2023, the Company entered into an employment agreement with the previous owner of Flooring Liquidators to serve as its Chief Executive Officer. The employment agreement is for an initial term of five years and shall be automatically extended in 90-day increments unless either party provides notice as required under the agreement. Additionally, the Company entered into a seller financed mezzanine loan (the "Seller Note"), which is fully guaranteed by the Company, in the amount of $34.0 million with the previous owners of Flooring Liquidators. The Seller Note bears interest at the contractual rate of 8.24% per annum, with interest payable monthly in arrears beginning on January 18, 2024. The Seller Note has a maturity date of January 18, 2028. The fair value assigned to the Sellers Note, as calculated by an independent third-party firm, was $31.7 million, or a discount of $2.3 million. The $2.3 million discount is being accreted to interest expense, using the effective interest rate method, as required by U.S. GAAP, over the term of the Seller Note. As of December 31, 2024 and September 30, 2024, the carrying value of the Seller Note was approximately $37.0 million and $36.3 million, respectively.
Notes Payable to the Sellers of PMW
In connection with the purchase of PMW, on July 20, 2023, the Company entered into a consulting agreement with the previous owner of PMW to serve as its part-time President and Chief Executive Officer. The consulting agreement shall terminate upon the later of (i) sellers’ receipt of earn-out payments in an aggregate amount equal to $3.0 million and (ii) the full satisfaction and payment of all amounts due and to that are to become due under the seller note, unless earlier terminated in accordance with the terms set forth in the consulting agreement. Additionally, PMW entered into two seller financed loans, in the aggregate amount of $2.5 million, which are fully guaranteed by the Company (the "Seller Financed

Loans"). The Seller Financed Loans bear interest at 8.0% per annum, with interest payable quarterly in arrears. As of September 30, 2024, the Company concluded that PMW was in default of its FCCR covenant, as specified in the credit agreement governing the Revolving Credit Facility, and the balances on the Seller Financed Loans, in the amount of $2.5 million in the aggregate, were classified as current liabilities (see Note 10).
On December 24, 2024, the Company entered into a Settlement Agreement and Release (“Settlement Agreement”) to settle the Seller Financed Loans of $2.5 million, plus accrued interest of approximately $0.1 million, for approximately $1.9 million with the previous owners of PMW. The funds to settle the loans were borrowed from Isaac Capital Group, LLC (“ICG”) (see Note 16). The Company evaluated this transaction under ASC 470-50 “Debt - Modification and Extinguishment”, and concluded that, because PMW was legally released as the primary obligor, and has no other debt with these lenders, this transaction should be accounted for as a debt extinguishment. As such, the Company recorded a gain on extinguishment of debt in the amount of approximately $0.7 million. Additionally, under the Settlement Agreement, the Company was released of claims for earnout payments, as stipulated under the Stock Purchase Agreement. Consequently, the Company recorded a gain on settlement of the earnout liability in the amount of approximately $2.8 million. As of December 31, 2024 and September 30, 2024, the carrying value of the seller financed loans was approximately $0 million and $2.5 million, respectively.
Note Payable to the Seller of Central Steel
In connection with the purchase of Central Steel, on May 15, 2024 (see Note 3), Precision Marshall entered into an employment agreement with the previous owner of Central Steel to serve as its President. The employment agreement is for an initial term of two years and shall be deemed to be automatically extended, upon the same terms and conditions, for a period of one year, unless either party provides written notice of its or his intention not to extend the term at least 90 days prior to the end of the initial term. Additionally, Precision Marshall entered into a seller financed loan in the amount of $1.1 million with the previous owner of Central Steel (the "Sellers Subordinated Promissory Note"). The Sellers Subordinated Promissory Note bears interest at 8.0% per annum, with interest payable quarterly in arrears. The Sellers Subordinated Promissory Note has a maturity date of May 15, 2029. As of December 31, 2024 and September 30, 2024, the remaining principal balance was $1.1 million.
Note 13:     Stockholders’ Equity
Series E Convertible Preferred Stock
As of December 31, 2024 and September 30, 2024, there were 47,840 shares of Series E Convertible Preferred Stock issued and outstanding, respectively.
Treasury Stock
As of December 31, 2024 and September 30, 2024, the Company had 710,373 and 694,687 shares of Treasury Stock, respectively. During the three months ended December 31, 2024 and 2023, the Company repurchased 15,686 and 4,346 shares of its common stock for approximately $157,000 and $107,000, respectively. During the three months ended December 31, 2024 and 2023, the average price paid per share was $10.01 and $24.51, respectively.
Note 14:     Stock-Based Compensation
Our 2014 Omnibus Equity Incentive Plan (the “2014 Plan”) authorizes the issuance of distribution equivalent rights, incentive stock options, non-qualified stock options, performance stock, performance units, restricted ordinary shares, restricted stock units, stock appreciation rights, tandem stock appreciation rights and unrestricted ordinary shares to our directors, officer, employees, consultants, and advisors. The Company has reserved up to 300,000 shares of common stock for issuance under the 2014 Plan.
From time to time, the Company grants stock options to directors, officers, and employees. These awards are valued at the grant date by determining the fair value of the instruments. The value of each award is amortized on a straight-line basis over the requisite service period.

The following table summarizes stock option activity for the fiscal year ended September 30, 2024 and the three months ended December 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2023	53,750	$21.51	1.54	$540
Outstanding at December 31, 2023	53,750	$21.51	1.29	$450
Exercisable at December 31, 2023	53,750	$21.51	1.29	$450

Outstanding at September 30, 2024	60,000	$26.04	1.29	$130
Forfeited	(35,000)	$37.50
Outstanding at December 31, 2024	25,000	$10.00	0.04	$—
Exercisable at December 31, 2024	25,000	$10.00	0.04	$—
The Company recognized compensation expense of approximately $51,000 and $50,000 during the three months ended December 31, 2024 and 2023, respectively, related to stock option awards and restricted stock awards granted to certain employees and officers based on the grant date fair value of the awards, and the revaluation for existing options whereby the expiration date was extended.
As of December 31, 2024, the Company had no unrecognized compensation expense associated with stock option awards.
Note 15: Earnings Per Share
Net income per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company’s Condensed Consolidated Balance Sheet. Diluted net income per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable in respect of restricted share awards, stock options, and convertible preferred stock. Preferred stock dividends are subtracted from net earnings to determine the amount available to common stockholders.
The following table presents the computation of basic and diluted net earnings per share (in $000's):

	Three Months Ended December 31,
	2024	2023
Basic
Net income (loss)	$492	$(682)
Weighted average common shares outstanding	3,124,581	3,163,541
Basic earnings (loss) per share	$0.16	$(0.22)

Diluted
Net income (loss) applicable to common stock	$492	$(682)
Weighted average common shares outstanding	3,124,581	3,163,541
Add: Series E Preferred Stock	239	—
Assumed weighted average common shares outstanding	3,124,820	3,163,541
Diluted earnings (loss) per share	$0.16	$(0.22)
Basic earnings per common share ("EPS") is computed by dividing net income by the weighted average number of shares of Common Stock outstanding for the period. Diluted EPS is computed by dividing net income by the sum of the weighted average number of shares of Common Stock outstanding and the effect of dilutive securities. No diluted EPS computation was made for the three months ended December 31, 2023, as the Company recorded a net loss. Had the Company calculated diluted EPS for the three months ended December 31, 2023, the total assumed weighted average common shares outstanding would have been 3,182,083, and there would have been 17,000 options to purchase shares of common stock that were anti-dilutive, and not included in the diluted EPS computation.
Note 16: Related Party Transactions
Transactions with Isaac Capital Group, LLC
As of December 31, 2024, ICG beneficially owns 49.5% of the Company’s issued and outstanding capital stock. Jon Isaac, the Company's President and Chief Executive Officer, is the President and sole member of ICG, and, accordingly, has sole voting and dispositive power with respect to these shares. Mr. Isaac also personally owns 219,177 shares of common stock and holds options to purchase up to 25,000 shares of common stock at an exercise price of $10.00 per share, all of which are currently exercisable. On January 13, 2023, the expiration date for Mr. Isaac's options was extended from January 15, 2023 to January 15, 2025.
ICG Term Loan
During 2015, Marquis entered into a mezzanine loan in the amount of up to $7.0 million (the “ICF Loan”) with Isaac Capital Fund I, LLC (“ICF”), a private lender whose managing member is Jon Isaac. On July 10, 2020, (i) ICF released and discharged Marquis from all obligations under the loan, (ii) ICF assigned all of its rights and obligations under the instruments, documents, and agreements with respect to the ICF Loan to ICG, of which Jon Isaac, the Company’s President and Chief Executive Officer, is the sole member, and (iii) Live Ventures borrowed $2.0 million (the “ICG Loan”) from ICG. The ICG Loan bears interest at 12.5% and matures in May 2025. As of December 31, 2024 and September 30, 2024, the outstanding balance on this note was $2.0 million.
ICG Revolving Promissory Note
On April 9, 2020, the Company, as borrower, entered into an unsecured revolving line of credit promissory note whereby ICG agreed to provide the Company with a $1.0 million revolving credit facility (the “ICG Revolver”). On June 23, 2022, as approved by unanimous consent of the Board of Directors of the Company, the amount of available revolving credit under the facility was increased to $6.0 million. No other terms of the Note were changed. On April 1, 2023, the Company entered into the First Amendment of the ICG Revolver that extended the maturity date to April 8, 2024 and increased the interest rate from 10% to 12% per annum, and decreased the amount of available revolving credit under the facility to $1.0 million. On January 11, 2024, the Company entered into the Third Amendment of the ICG Revolver that extended the maturity date to April 8, 2025 and increased the amount of available revolving credit under the facility to $5.0 million. As of December 31, 2024 and September 30, 2024, the outstanding balance on the ICG Revolver was $4.2 million and $2.6 million, respectively.
ICG Flooring Liquidators Note
On January 18, 2023, in connection with the acquisition of Flooring Liquidators, Flooring Affiliated Holdings, LLC, a wholly-owned subsidiary of the Company, as borrower, entered into a promissory note for the benefit of ICG in the amount of $5.0 million (“ICG Flooring Liquidators Loan”). The ICG Flooring Liquidators Loan matures on January 18, 2028, and bears interest at 12% per annum. Interest is payable in arrears on the last day of each calendar month. The note is fully guaranteed by the Company. As of December 31, 2024, the outstanding balance on this note was $5.0 million.
ICG PMW Note
On December 14, 2024, in connection with the Settlement Agreement of the PMW Seller Financed Loans (see Note 12), the Company, as borrower, entered into a promissory note for the benefit of ICG in the amount of approximately $2.6 million (“ICG PMW Note”). The Company received proceeds of approximately $1.9 million from ICG, which was used to settle the loans plus accrued interest. The $700,000 discount is being accreted to interest expense using the effective interest rate method, as required by U.S. GAAP, over the term of the note. The ICG PMW Note matures on December 17, 2029, and bears interest at the contractual rate of 12% per annum. Interest is payable in arrears on the first business day of each month commencing on January 2, 2025. As of December 31, 2024, the balance on this loan was approximately $2.6 million.

Transactions with Vintage Stock CEO
Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, a wholly owned subsidiary of the Company, is the sole member of Spriggs Investments, LLC (“Spriggs Investments”).
Spriggs Promissory Note I
On July 10, 2020, the Company executed a promissory note (the “Spriggs Promissory Note I”) in favor of Spriggs Investments that memorializes a loan by Spriggs Investments to the Company in the initial principal amount of $2.0 million (the “Spriggs Loan I”). The Spriggs Loan I originally matured on July 10, 2022; however, the maturity date was extended to July 10, 2023, pursuant to unanimous written consent of the Board of Directors. The Spriggs Promissory Note I bears simple interest at a rate of 10.0% per annum. On January 19, 2023, the Company entered into a modification agreement of the Spriggs Loan I. Under the modification agreement, the Spriggs Promissory Note I will bear interest at a rate of 12% per annum, and the maturity date was extended to July 31, 2024. On February 29, 2024, the Company entered into a loan modification agreement of the Spriggs Loan I. Under the loan modification agreement, the Company was required to make a principal payment of $600,000 to Spriggs Investments within five business days following the effective date of the loan modification agreement, and make principal payments of not less than $300,000 each 90-day period thereafter, beginning on April 1, 2024, until the Spriggs Promissory Note I is fully repaid. Further, under the loan modification agreement, the maturity date of the Spriggs Promissory Note I was extended to July 31, 2025. All monthly payments under the original Spriggs Promissory Note I remain in effect through the maturity date as amended. As of December 31, 2024 and September 30, 2024, the principal amount owed was $0.5 million and $0.8 million, respectively.
Spriggs Promissory Note II
On January 19, 2023, in connection with the acquisition of Flooring Liquidators, the Company executed a promissory note in favor of Spriggs Investments in the initial principal amount of $1.0 million (the “Spriggs Loan II”). The Spriggs Loan II matures on July 31, 2024, and bears interest at a rate of 12% per annum. On February 29, 2024, the Company entered into a loan modification agreement of the Spriggs Loan II. Under the loan modification agreement, upon full principal repayment of the Spriggs Promissory Note I (see above), the Company will make principal payments of not less than $300,000, per each 90-day period, until the Spriggs Loan II is fully repaid. Further, under the loan modification agreement, the maturity date of the Spriggs Loan II was extended to July 31, 2025. All monthly payments under the original Spriggs Loan II remain in effect through the maturity date as amended. As of December 31, 2024 and September 30, 2024, the principal amount owed was $1.0 million.
Transactions with ALT5 Sigma Corporation, formerly JanOne Inc.
Tony Isaac, a member of the Company's board of directors, and father of the Company's CEO, Jon Isaac, is the President and a director of ALT5 Sigma Corporation (“ALT5”), formerly JanOne Inc. Richard Butler, a member of the Company's board of directors, is a director of ALT5.
Lease Agreement
Customer Connexx LLC, formerly a subsidiary of ALT5, previously rented approximately 9,900 square feet of office space from the Company at its Las Vegas office, which totals 16,500 square feet. ALT5 paid the Company $27,000 and $36,000 in rent and other reimbursed expenses for three months ended December 31, 2024 and 2023, respectively.
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
Flooring Liquidators and Elite Builder Services, Inc., collectively, lease four properties from K2L Property Management, LLC, and two from Railroad Investments, LLC, each of which Mr. Kellogg is a member. Additionally, Flooring Liquidators leases two properties from Stephen Kellogg and Kimberly Hendrick as a couple, one property from The Stephen J. Kellogg Revocable Trust and Kimberly M Kellogg Revocable Trust, collectively, and one property from The Stephen J. Kellogg Revocable Trust. Ms. Hendrick is Mr. Kellogg's former spouse.
Seller Notes
The Company routinely enters into related-party seller notes in conjunction with its acquisitions. See Note 12 for the details related to existing seller notes.

Note 17:    Commitments and Contingencies
Litigation
SEC Investigation
On February 21, 2018, the Company received a subpoena from the SEC and a letter from the SEC stating that it was conducting an investigation. The subpoena requested documents and information concerning, among other things, the restatement of the Company’s financial statements for the quarterly periods ended December 31, 2016, March 31, 2017, and June 30, 2017, the acquisition of Marquis Industries, Inc., Vintage Stock, Inc., and ApplianceSmart, Inc., and the change in auditors. On August 12, 2020, three of the Company’s corporate executive officers (together, the “Executives”) each received a “Wells Notice” from the Staff of the SEC relating to the Company’s SEC investigation. On October 7, 2020, the Company received a “Wells Notice” from the Staff of the SEC relating to the SEC investigation. The Wells Notices related to, among other things, the Company’s reporting of its financial performance for its fiscal year ended September 30, 2016, certain disclosures related to executive compensation, and its previous acquisition of ApplianceSmart, Inc. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. The Wells Notices informed the Company and the Executives that the SEC Staff had made a preliminary determination to recommend that the SEC file an enforcement action against the Company and each of the Executives to allege certain violations of the federal securities laws. On October 1, 2018, the Company received a letter from the SEC requesting information regarding a potential violation of Section 13(a) of the Securities Exchange Act of 1934, based upon the timing of the Company’s Form 8-K filed on February 14, 2018. The Company cooperated fully with the SEC inquiry and provided a response to the SEC on October 26, 2018.
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

On October 1, 2021, the Company Defendants and third-party defendants moved to dismiss the SEC complaint. On September 7, 2022, the court denied the Company Defendants’ Motion to Dismiss, but granted one of the third-party defendant’s Motions to Dismiss, granting the SEC leave to file an Amended Complaint. On September 21, 2022, the SEC filed an Amended Complaint to which the Company Defendants filed an Answer on October 11, 2022, denying liability. The court subsequently entered a discovery scheduling order and the parties exchanged initial disclosures. The parties participated in a mediation in June 2023. The mediation was not successful. Fact discovery was completed on May 20, 2024. The parties completed expert discovery in September 2024 and filed cross Motions for Summary Judgment in October 2024. The parties are currently preparing oppositions to the respective motions. We expect it will take a number of months for the court to rule on the motions, during which time much of the activity in the case will be on pause.

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
Wage and Hour Matter
On July 27, 2022, Irma Sanchez, a former employee of Elite Builder Services, Inc. (“Elite Builders”), filed a class action Complaint against Elite Builders in the Superior Court of California, County of Alameda, which case was transferred to Stanislaus Count. The Complaint alleges that Elite Builders failed to pay all minimum and overtime wages, failed to provide lawful meal periods and rest breaks, failed to provide accurate itemized wage statements, and failed to pay all wages due upon separation as required by California law. The Complaint was later amended as a matter of right on October 4, 2022. Further, Ms. Sanchez has put the Labor & Workforce Development Agency on notice to exhaust administrative remedies and enable her to bring an additional claim under the California Labor Code Private Attorneys General Act, which permits an employee to assert a claim for violations of certain California Labor Code provisions on behalf of all aggrieved employees to recover statutory penalties. The parties agreed to mediation on October 30, 2024 in an effort to minimize litigation costs and seek an early reasonable resolution. However, the mediation was postponed and the parties a working on setting a new mediation date and anticipate it will occur in April 2025.

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

The following tables summarize segment information (in $000's):

	For the Three Months Ended December 31,
	2024	2023
Revenue
Retail-Entertainment	$21,273	$20,586
Retail-Flooring	31,747	34,319
Flooring Manufacturing	25,996	29,245
Steel Manufacturing	32,435	33,354
Corporate & Other	57	89
Total revenue	$111,508	$117,593

Gross profit
Retail-Entertainment	$12,044	$11,528
Retail-Flooring	11,803	13,032
Flooring Manufacturing	5,523	6,422
Steel Manufacturing	5,942	5,262
Corporate & Other	50	83
Total gross profit	$35,362	$36,327

Operating income (loss)
Retail-Entertainment	$3,408	$3,143
Retail-Flooring	(2,174)	90
Flooring Manufacturing	(81)	945
Steel Manufacturing	1,166	982
Corporate & Other	(1,557)	(1,619)
Total operating income	$762	$3,541

Depreciation and amortization
Retail-Entertainment	$252	$266
Retail-Flooring	1,314	1,352
Flooring Manufacturing	935	1,056
Steel Manufacturing	1,910	1,617
Corporate & Other	4	4
Total depreciation and amortization	$4,415	$4,295

Interest expense
Retail-Entertainment	$39	$164
Retail-Flooring	1,320	1,200
Flooring Manufacturing	1,115	984
Steel Manufacturing	1,457	1,622
Corporate & Other	231	193
Total interest expense	$4,162	$4,163

Net (loss) income before provision for income taxes
Retail-Entertainment	$3,519	$3,055
Retail-Flooring	(3,655)	(1,628)
Flooring Manufacturing	(1,299)	(163)
Steel Manufacturing	2,891	(1,018)

Corporate & Other	(883)	(1,152)
Total net income (loss) before provision for income taxes	$573	$(906)
Note 19:     Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to disclosures in its condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended December 31, 2024, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (the “2024 Form 10-K”).
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
Forward-looking statements involve risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results, future performance and capital requirements and cause them to materially differ from those contained in the forward-looking statements include those identified in our 2024 Form 10-K under Item 1A “Risk Factors” and Part II, Item 1A. "Risk Factors" below, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.
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
Vintage Stock is an award-winning specialty entertainment retailer that offers a large selection of entertainment products, including new and pre-owned movies, video games and music products, as well as ancillary products, such as books, comics, toys and collectibles, in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells, and trades new and pre-owned movies, music, video games, electronics, and collectibles through 73 retail locations strategically positioned across Arkansas, Colorado, Idaho, Illinois, Kansas, Missouri, Nebraska, New Mexico, Oklahoma, Texas, and Utah.
Retail-Flooring Segment
Our Retail-Flooring Segment is composed of Flooring Liquidators, Inc. (“Flooring Liquidators”).
Flooring Liquidators is a leading retailer and installer of flooring, carpeting, and countertops to consumers, builders, and contractors in California and Nevada, operating 27 warehouse-format stores and a design center. Over the years, the company has established a strong reputation for innovation, efficiency, and service in the home renovation and improvement market. Flooring Liquidators serves retail and builder customers through two businesses: retail customers through its Flooring Liquidators retail stores, and builder and contractor customers through Elite Builder Services, Inc.
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
Steel Manufacturing Segment
Our Steel Manufacturing segment is comprised of Precision Industries, Inc. (“Precision Marshall”), its wholly-owned subsidiary The Kinetic Co., Inc. (“Kinetic”), Precision Metal Works, Inc. (“PMW”), and Central Steel Fabricators, LLC. ("Central Steel").
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
On June 10, 2024, Kinetic acquired certain assets and assumed certain liabilities of Midwest Grinding Corp. ("Midwest Grinding"). Founded in 1961 in Milwaukee, Wisconsin, Midwest Grinding is a grinding house dedicated to precision Blanchard and specialty surface grinding of small to extra-large capacity.
Corporate and Other Segment
Our Corporate and Other segment consists of certain corporate general and administrative costs, and operations of certain legacy products and service offerings for which we are no longer accepting new customers.
Critical Accounting Policies
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP"). Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant and material impact on amounts reported in these financial statements. Estimates and assumptions are based on management's experience and other information available prior to the issuance of our financial statements. Our actual realized results may differ materially from management’s initial estimates as reported. Our critical and significant accounting policies include Trade and Other Receivables, Inventories, Goodwill, Revenue Recognition, Fair Value Measurements, Income Taxes. For a summary of our significant accounting policies and the means by which we develop estimates thereon, see Part II, Item 8 – Financial Statements - Notes to unaudited condensed consolidated financial statements Note 2 – summary of significant accounting policies in our 2024 Form 10-K.
Adjusted EBITDA
We evaluate the performance of our operations based on financial measures such as “Adjusted EBITDA”, which is a non-U.S. GAAP financial measure. We define Adjusted EBITDA as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization, stock-based compensation, and other non-cash or nonrecurring charges. We believe that Adjusted EBITDA is an important indicator of the operational strength and performance of the business, including the business’ ability to fund acquisitions and other capital expenditures, and to service its debt. Additionally, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance. Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate a company's financial performance, subject to certain adjustments. Adjusted EBITDA does not represent cash flows from operations, as defined by U.S. GAAP, and should not be construed as an alternative to net income or loss and is indicative neither of our results of operations, nor of cash flows available to fund all our cash needs. It is, however, a measurement that the Company believes is useful to investors in analyzing its operating performance. Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities, and other measures of financial performance prepared in accordance with U.S. GAAP. As companies often define non-U.S. GAAP financial measures differently, Adjusted EBITDA, as calculated by the Company, should not be compared to any similarly titled measures reported by other companies.

Results of Operations Three Months Ended December 31, 2024 and 2023
The following table sets forth certain statement of income items and as a percentage of revenue, for the three months ended December 31, 2024 and 2023 (in $000’s):

	Three Months Ended December 31, 2024		Three Months Ended December 31, 2023
		% of Total Revenue		% of Total Revenue
Selected Data
Revenue	$111,508		$117,593
Gross Profit	35,362	31.7%	36,327	30.9%
General and administrative expenses	30,071	27.0%	27,679	23.5%
Sales and marketing expenses	4,529	4.1%	5,107	4.3%
Interest expense, net	4,162	3.7%	4,163	3.5%
Income (loss) before provision for income taxes	573	0.5%	(906)	(0.8%)
Provision (benefit) for income taxes	81	0.1%	(224)	(0.2%)
Net income (loss)	$492	0.4%	$(682)	(0.6%)

Adjusted EBITDA (a)
Retail-Entertainment	$3,810		$3,667
Retail-Flooring	(971)		1,303
Flooring Manufacturing	750		1,877
Steel Manufacturing	2,801		2,802
Corporate & Other	(646)		(953)
Total Adjusted EBITDA	$5,744		$8,696

Adjusted EBITDA as a percentage of revenue
Retail-Entertainment	17.9%		17.8%
Retail-Flooring	(3.1%)		3.8%
Flooring Manufacturing	2.9%		6.4%
Steel Manufacturing	8.6%		8.4%
Corporate & Other	N/A		N/A
Consolidated adjusted EBITDA as a percentage of revenue	5.2%		7.4%
(a)See reconciliation of net income to Adjusted EBITDA below.

The following table sets forth revenue by segment (in $000's):

	For the Three Months Ended December 31, 2024		For the Three Months Ended December 31, 2023
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Revenue
Retail-Entertainment	$21,273	19.1%	$20,586	17.5%
Retail-Flooring	31,747	28.5%	34,319	29.2%
Flooring Manufacturing	25,996	23.3%	29,245	24.9%
Steel Manufacturing	32,435	29.1%	33,354	28.4%
Corporate & Other	57	0.1%	89	0.1%
Total Revenue	$111,508	100.0%	$117,593	100.0%
The following table sets forth gross profit earned by segment and gross profit as a percentage of total revenue for each segment (in $000's):

	For the Three Months Ended December 31, 2024		For the Three Months Ended December 31, 2023
	Gross Profit	Gross Profit % of Total Revenue	Gross Profit	Gross Profit % of Total Revenue
Gross Profit
Retail-Entertainment	$12,044	10.8%	$11,528	9.8%
Retail-Flooring	11,803	10.6%	13,032	11.1%
Flooring Manufacturing	5,523	5.0%	6,422	5.5%
Steel Manufacturing	5,942	5.3%	5,262	4.5%
Corporate & Other	50	—%	83	0.1%
Total Gross Profit	$35,362	31.7%	$36,327	30.9%
Revenue
Revenue decreased approximately $6.1 million, or 5.2%, to approximately $111.5 million for the three months ended December 31, 2024, as compared to the corresponding prior year period. The decrease is primarily attributable to Flooring Manufacturing, Retail Flooring, and Steel Manufacturing, which decreased by approximately $6.7 million in aggregate.
Gross Profit
Gross profit was 31.7% for three months ended December 31, 2024 as compared to 30.9% for the three months ended December 31, 2023. The increase was primarily attributable to increased margins in our Steel Manufacturing segment primarily due to improved efficiencies, as well as the acquisition of Central Steel during May 2024, which has historically generated higher margins.
General and Administrative Expense
General and Administrative expenses increased by 8.6% to approximately $30.1 million for the three months ended December 31, 2024, as compared to the three months ended December 31, 2023. The increase is primarily due to increased compensation expense related to new store openings at Flooring Liquidators.
Sales and Marketing Expense
Sales and marketing expense decreased by 11.3% to approximately $4.5 million for the three months ended December 31, 2024, as compared to the three months ended December 31, 2023, primarily due to reduced sales and marketing activities at Flooring Liquidators.

Interest Expense, net
Interest expense, net, remained consistent at approximately $4.2 million for the three months ended December 31, 2024 and 2023.
Results of Operations by Segment for the Three Months Ended December 31, 2024 and 2023

	For the Three Months Ended December 31, 2024										For the Three Months Ended December 31, 2023
	Retail-Entertainment		Retail-Flooring		Flooring Manufacturing		Steel Manufacturing		Corporate & Other	Total	Retail-Entertainment	Retail-Flooring		Flooring Manufacturing		Steel Manufacturing		Corporate & Other	Total
Revenue	$21,273		$31,747		$25,996		$32,435		$57	$111,508	$20,586	$34,319		$29,245		$33,354		$89	$117,593
Cost of Revenue	9,229	—	19,944	—	20,473	—	26,493	—	7	76,146	9,058	21,287	—	22,823	—	28,092	—	6	81,266
Gross Profit	12,044		11,803		5,523		5,942		50	35,362	11,528	13,032		6,422		5,262		83	36,327
General and Administrative Expense	8,480		13,709		1,634		4,646		1,602	30,071	8,200	12,019		1,605		4,157		1,698	27,679
Selling and Marketing Expense	156		268		3,970		130		5	4,529	185	923		3,872		123		4	5,107
Operating Income (Loss)	$3,408		$(2,174)		$(81)		$1,166		$(1,557)	$762	$3,143	$90		$945		$982		$(1,619)	$3,541
Retail-Entertainment Segment
Retail-Entertainment segment revenue for the quarter ended December 31, 2024 was approximately $21.3 million, an increase of approximately $0.7 million, or 3.3%, compared to prior year period revenue of approximately $20.6 million. Revenue increased primarily due to increased consumer demand for used products. The increase in used products contributed to the increase in gross margin to 56.6% for the quarter ended December 31, 2024, compared to 56.0% for the prior year period. Operating income for the quarter ended December 31, 2024 was approximately $3.4 million, compared to operating income of approximately $3.1 million for the prior year period.
Retail-Flooring Segment
The Retail-Flooring segment revenue for the quarter ended December 31, 2024, was approximately $31.7 million, a decrease of approximately $2.6 million, or 7.5%, compared to the prior year period revenue of approximately $34.3 million. The decrease was primarily due to reduced demand. Gross margin for the quarter ended December 31, 2024 was 37.2%, compared to 38.0% for the prior year period. The decrease in gross margin was primarily driven by a change in product mix. Operating loss for the quarter ended December 31, 2024 was approximately $2.2 million, compared to operating income of approximately $0.1 million for the prior year period. The increase in operating loss was primarily due to additional wages and other costs related to new store openings during the quarter ended December 31, 2024.
Flooring Manufacturing Segment
Revenue for the quarter ended December 31, 2024 was approximately $26.0 million, a decrease of approximately $3.2 million, or 11.1%, compared to prior year period revenue of approximately $29.2 million. The decrease in revenue was primarily due to reduced consumer demand. Gross margin was 21.2% for the quarter ended December 31, 2024, compared to 22.0% for the prior year period. The decrease in gross margin was primarily due to changes in product mix. Operating loss for the quarter ended December 31, 2024 was approximately $0.1 million, compared to operating income of approximately $0.9 million for the prior year period.
Steel Manufacturing Segment
Revenue for the quarter ended December 31, 2024 was approximately $32.4 million, a decrease of approximately $0.9 million or 2.8%, compared to prior year period revenue of approximately $33.4 million. Revenue for the quarter ended December 31, 2024 was approximately $32.4 million, a decrease of approximately $0.9 million or 2.8%, compared to prior year period revenue of approximately $33.4 million. The decrease was primarily due to reduced customer demand, partially offset by revenue of $3.1 million at Central Steel Fabricators, LLC (“Central Steel”), which was acquired in May 2024. Gross margin was 18.3% for the quarter ended December 31, 2024, compared to 15.8% for the prior year period. The increase in gross margin was primarily due to price increases, as well as the acquisition of Central Steel. Operating income for the quarter ended December 31, 2024 was approximately $1.2 million, compared to operating income of approximately $1.0 million in the prior year period

Corporate and Other Segment
Revenue for the quarter ended December 31, 2024 was approximately $57,000, a decrease of approximately $32,000, or 36.0%, compared to prior year period revenue of approximately $89,000. Operating loss for the quarters ended December 31, 2024 and 2023 were approximately $1.6 million.
Adjusted EBITDA Reconciliation
The following table presents a reconciliation of net income to Adjusted EBITDA for the three months ended December 31, 2024 (in 000's):

	For the Three Months Ended
	December 31, 2024	December 31, 2023
Net income (loss)	$492	$(682)
Depreciation and amortization	4,415	4,295
Stock-based compensation	50	50
Interest expense, net	4,162	4,163
Income tax expense (benefit)	81	(224)
Debt refinancing costs	—	183
Gain on extinguishment of debt	(713)	—
Gain on settlement of earnout liability	(2,840)	—
Acquisition costs	97	406
Adjusted EBITDA	$5,744	$8,696
Adjusted EBITDA decreased by approximately $3.0 million, or 33.9%, for the three months ended December 31, 2024, as compared to the prior year period. The decrease was primarily due to an overall decrease in operating income, as discussed above.
Liquidity and Capital Resources
As of December 31, 2024, we had total cash on hand of approximately $7.4 million and approximately $23.7 million of available borrowing under our revolving credit facilities. As of December 31, 2024, the Company concluded that PMW was in default of its Fixed Cost Coverage Ratio (“FCCR”) covenant, as specified in the credit agreement governing the Revolving Credit Facility. This default provides the creditor rights to accelerate and made immediately due the borrowings under the Revolving Credit Facility and Fifth Third M&E Loan. As of the date of the filing of this 10-K, Fifth Third Bank has not exercised these rights and management is actively working with Fifth Third Bank to resolve the default. As such, as of December 31, 2024, PMW’s long-term debt balances, in the amount of approximately $13.0 million, have been classified as current liabilities. As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature, and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our asset-based revolver lines of credit will provide sufficient liquidity to do the following for the next 12 months: fund our operations; pay our scheduled loan payments; repurchase shares under our share buyback program; and, pay dividends on our shares of Series E Preferred Stock as declared by the Board of Directors.
Working Capital
We had working capital of approximately $51.0 million as of December 31, 2024, as compared to working capital of approximately $52.3 million as of September 30, 2024; a decrease of approximately $1.3 million. The decrease is primarily due to decreases in accounts receivable prepaid and other expenses, and inventories, and an increase in the current portion of related party notes payable, income taxes payable, and the current portion of lease obligations of approximately $14.5 million in aggregate, partially offset by an increase in cash, and decreases in accounts payable, accrued liabilities the current portion of long-term debt, and the current portion of seller notes of approximately $13.2 million in the aggregate.
Cash Flows from Operating Activities
The Company’s cash, as of December 31, 2024, was approximately $7.4 million compared to approximately $4.6 million as of September 30, 2024, an increase of approximately $2.8 million. Net cash provided by operations was approximately $9.4 million for the three months ended December 31, 2024, as compared to net cash provided by operations of approximately $7.9 million for the three months ended December 31, 2023. The increase was primarily due to increases in net income, accounts receivable, inventories, accounts payable of approximately $13.6 million in aggregate, partially offset by decreases in adjustments to net income, accrued liabilities, and income taxes receivable of approximately $12.1 million in aggregate.
Our primary sources of cash inflows are from customer receipts from sales on account and factored accounts receivable proceeds. Our most significant cash outflows include payments for raw materials and general operating expenses, including payroll costs and general and administrative expenses that typically occur within close proximity of expense recognition.
Cash Flows from Investing Activities
Our cash flows used in investing activities of approximately $1.8 million for the three months ended December 31, 2024 consisted of the purchases of property and equipment. Our cash flows used in investing activities of approximately $3.2 million for the three months ended December 31, 2023 consisted of the acquisitions of CRO by Flooring Liquidators, and Johnson by CRO, and purchases of property and equipment.
Cash Flows from Financing Activities
Our cash flows used in financing activities of approximately $4.8 million during the three months ended December 31, 2024 consisted of net borrowings under revolver loans of approximately $3.1 million, cash paid for the settlement of seller notes of $1.9 million, payments on notes payable of approximately $1.8 million, payments for finance leases of approximately $1.0 million, payments on related party notes payable of approximately $0.3 million, and purchases of treasury stock of approximately $0.2 million, partially offset by proceeds from the issuance of related party notes payable of approximately $1.9 million, and net borrowings under related party revolver loans of approximately $1.6 million.
Our cash flows used in financing activities of approximately $3.4 million during the three months ended December 31, 2023 consisted of payments on notes payable of approximately $1.8 million, purchases of treasury stock and payments for finance leases of approximately $0.9 million, and net payments under revolver loans of approximately $0.8 million.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2024, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures. We carried out an evaluation, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, we concluded that, as of December 31, 2024, the period covered in this report, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting further described below.
Despite the identified material weakness, management concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles.
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
Our management assessed the design and effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal controls over financial reporting were ineffective as of December 31, 2024. Management noted the following deficiency that management believes to be a material weakness:
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
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
The information in response to this item is included in Note 17, Commitments and Contingencies, to the Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q. Please also refer to “Item 3. Legal Proceedings” in our 2024 Form 10-K for information regarding material pending legal proceedings. Except as set forth herein, and therein, there have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.

ITEM 1A. Risk Factors
None.
ITEM 2. Unregistered Sales of Equity Securities and Use of funds
On June 4, 2024, the Company announced a $10 million common stock repurchase program which will remain effective until May 31, 2025, unless extended, canceled , or modified by the Company's Board of Directors. During the three months ended December 31, 2024, the Company made the following repurchases:

Month	Number of Shares Purchased	Average Purchase Price Paid	Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Amount that May be Purchased Under the Announced Plan or Program
October 2024	6,007	$10.12	6,007	$9,935,029
November 2024	2,685	10.01	2,685	9,908,148
December 2024	6,994	9.92	6,994	9,838,785
Totals	15,686	$10.01	15,686	$9,838,785
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
The following exhibits are filed with or incorporated by reference into this Quarterly Report.

3.1		Amended and Restated Articles of Incorporation	8-K	001-33937	3.1	08/15/07
3.2		Certificate of Change	8-K	001-33937	3.1	09/07/10
3.3		Certificate of Correction	8-K	001-33937	3.1	03/11/13
3.4		Certificate of Change	8-K	001-33937	3.1	02/14/14
3.5		Articles of Merger	10-K	001-33937	3.1.4	10/08/15
3.6		Certificate of Change	8-K	001-33937	3.1.5	11/25/16
3.7		Certificate of Designation for Series B Convertible Preferred Stock filed with Secretary of State for the State of Nevada on December 23, 2016, and effective as of December 27, 2016	10-K	001-33937	3.1.6	12/29/16
3.8		Bylaws	10-Q	001-33937	3.8	08/14/18
10.134	*	First Amendment to Credit Agreement by and between Vintage Stock, Inc. and Bank Midwest, a division of NBH BANK, dated October 17, 2024.
10.135	*
Settlement Agreement and Release by and among Live Ventures Incorporated, Precision Metal Works, Inc., and Precision Affiliated Holdings, LLC, and The Richard Stanley Family Trust, and The John Locke Family Trust, , dated December 24, 2024.

10.136	*	Nineteenth Amendment to Loan and Security Agreement and Consent dated September 4, 2024 by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., and Bank of America, N.A.
10.137	*	ICG Promissory note for PMW Settlement, dated December 16, 2024.
31.1	*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
_________________________

*Filed herewith
†    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Ventures Incorporated

Dated: February 7, 2025	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 7, 2025	/s/ David Verret
Chief Financial Officer
(Principal Financial Officer)