Form 10-Q
period 2025-03-31
LIVE VENTURES Inc
filed 2025-05-08
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
_________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, par value $0.001 per share, outstanding as of May 3, 2025 was 3,076,802.

INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2025

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE VENTURES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share amounts)

	March 31, 2025	September 30, 2024
	(Unaudited)
Assets
Cash	$6,931	$4,601
Trade receivables, net of allowance for doubtful accounts of $2.1 million at March 31, 2025 and $1.5 million at September 30, 2024	41,205	46,861
Inventories, net	122,304	126,350
Prepaid expenses and other current assets	3,754	4,123
Total current assets	174,194	181,935
Property and equipment, net	80,540	82,869
Right of use asset - operating leases	53,547	55,701
Deposits and other assets	1,557	787
Intangible assets, net	22,591	25,103
Goodwill	61,152	61,152
Total assets	$393,581	$407,547
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$28,368	$31,002
Accrued liabilities	31,164	31,740
Income taxes payable	211	948
Current portion of lease obligations - operating leases	13,203	12,885
Current portion of lease obligations - finance leases	553	368
Current portion of long-term debt	41,423	43,816
Current portion of notes payable related parties	10,070	6,400
Current portion of seller notes - related parties	—	2,500
Total current liabilities	124,992	129,659
Long-term debt, net of current portion	53,687	54,994
Lease obligation long term - operating leases	44,942	50,111
Lease obligation long term - finance leases	42,236	41,677
Notes payable related parties, net of current portion	6,894	4,934
Seller notes - related parties	18,143	40,361
Deferred tax liability	10,607	6,267
Other non-current obligations	3,149	6,655
Total liabilities	304,650	334,658
Commitments and contingencies
Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 47,840 shares issued and outstanding at March 31, 2025 and September 30, 2024, with a liquidation preference of $0.30 per share outstanding	—	—
Common stock, $0.001 par value, 10,000,000 shares authorized, 3,084,351 and 3,131,360 shares issued and outstanding at March 31, 2025 and September 30, 2024, respectively	2	2
Paid in capital	69,792	69,692
Treasury stock common 741,696 and 694,687 shares as of March 31, 2025 and September 30, 2024, respectively	(9,488)	(9,072)
Treasury stock Series E preferred 80,000 shares as of March 31, 2025 and September 30, 2024	(7)	(7)
Retained earnings	28,632	12,274
Total stockholders' equity	88,931	72,889
Total liabilities and stockholders' equity	$393,581	$407,547
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(dollars in thousands, except per-share amounts)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Revenue	$107,013	$118,626	$218,521	$236,219
Cost of revenue	71,865	83,159	148,011	164,425
Gross profit	35,148	35,467	70,510	71,794

Operating expenses:
General and administrative expenses	28,321	29,824	58,392	57,503
Sales and marketing expenses	4,735	6,481	9,264	11,588
Total operating expenses	33,056	36,305	67,656	69,091
Operating income (loss)	2,092	(838)	2,854	2,703
Other expense:
Interest expense, net	(3,933)	(4,167)	(8,095)	(8,330)
Gain on extinguishment of debt	—	—	713	—
Gain on settlement of earnout liability	—	—	2,840	—
Gain on modification of seller note	22,784	—	22,784	—
Other income	160	507	580	223
Total other income (expense), net	19,011	(3,660)	18,822	(8,107)
Income (loss) before provision for income taxes	21,103	(4,498)	21,676	(5,404)
Provision for (benefit from) income taxes	5,237	(1,217)	5,318	(1,441)
Net income (loss)	$15,866	$(3,281)	$16,358	$(3,963)

Income (loss) per share:
Basic	$5.10	$(1.04)	$5.25	$(1.25)
Diluted	$5.05	$(1.04)	$5.20	$(1.25)

Weighted average common shares outstanding:
Basic	3,109,362	3,154,771	3,113,864	3,159,180
Diluted	3,138,711	3,154,771	3,143,213	3,159,180
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Six Months Ended March 31,
	2025	2024
Operating Activities:
Net income (loss)	$16,358	$(3,963)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	8,816	8,483
Gain on extinguishment of debt	(713)	—
Amortization of seller note discount	1,048	1,355
Loss on disposal of fixed assets	339	—
Gain on settlement of earnout liability	(2,840)	—
Gain on modification of debt	(22,784)	—
Amortization of debt issuance cost	81	43
Stock based compensation expense	100	100
Amortization of right-of-use assets	2,087	2,008
Change in deferred income taxes	4,340	(2,829)
Change in reserve for uncollectible accounts	580	(449)
Change in reserve for obsolete inventory	(202)	1,557
Changes in assets and liabilities, net of acquisitions:
Trade receivables	5,075	(2,357)
Inventories	4,248	469
Income taxes payable/receivable	(737)	1,438
Prepaid expenses and other current assets	371	791
Deposits and other assets	(769)	(295)
Accounts payable	(2,636)	(2,511)
Accrued liabilities	(3,131)	(1,709)
Net cash provided by operating activities	9,631	2,131

Investing Activities:
Acquisition of CRO	—	(1,034)
Acquisition of Johnson	—	(500)
Purchase of property and equipment	(4,314)	(3,373)
Net cash used in investing activities	(4,314)	(4,907)

Financing Activities:
Net (payments) borrowings under revolver loans	(1,348)	7,731
Proceeds from issuance of notes payable	496	227
Payments on notes payable	(3,384)	(3,359)
Proceeds from issuance of related party notes payable	1,932	1,000
Payments on related party notes payable	(600)	(600)
Net borrowings under related party revolver loans	4,270	—
Purchase of common treasury stock	(416)	(405)
Payments on financing leases	(2,005)	(1,638)
Cash paid for settlement of seller notes	(1,932)	—
Net cash (used in) provided by financing activities	(2,987)	2,956

Change in cash	2,330	180
Cash, beginning of period	4,601	4,309
Cash, end of period	$6,931	$4,489

Supplemental cash flow disclosures:
Interest paid	$6,903	$6,665
Income taxes received, net	$—	$106
Income taxes paid, net	$1,740	$—
Noncash financing and investing activities:
PMW goodwill adjustment	$—	$233
Noncash items related to CRO acquisition	$—	$725
Noncash items related to Johnson acquisition	$—	$1,501
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
(dollars in thousands)

	Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Retained Earnings	Total Equity
Balance, September 30, 2024	47,840	$—	3,131,360	$2	$69,692	$(7)	$(9,072)	$12,274	$72,889
Stock based compensation	—	—	—	—	51	—	—	—	51
Purchase of common treasury stock	—	—	(15,686)	—	—	—	(157)	—	(157)
Net income	—	—	—	—	—	—	—	492	492
Balance, December 31, 2024	47,840	$—	3,115,674	$2	$69,743	$(7)	$(9,229)	$12,766	$73,275
Stock based compensation	—	—	—	—	49	—	—	—	49
Purchase of common treasury stock	—	—	(31,323)	—	—	—	(259)	—	(259)
Net income	—	—	—	—	—	—	—	15,866	15,866
Balance, March 31, 2025	47,840	$—	3,084,351	$2	$69,792	$(7)	$(9,488)	$28,632	$88,931

	Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Retained Earnings	Total Equity
Balance, September 30, 2023	47,840	$—	3,164,330	$2	$69,387	$(7)	$(8,206)	$38,959	$100,135
Stock based compensation	—	—	—	—	50	—	—	—	50
Purchase of common treasury stock	—	—	(4,346)	—	—	—	(106)	—	(106)
Net loss	—	—	—	—	—	—	—	(682)	(682)
Balance, December 31, 2023	47,840	$—	3,159,984	$2	$69,437	$(7)	$(8,312)	$38,277	$99,397
Purchase of common treasury stock	—	—	(11,849)	—	—	—	(298)	—	(298)
Stock based compensation	—	—	—	—	50	—	—	—	50
Net loss	—	—	—	—	—	—	—	(3,281)	(3,281)
Balance, March 31, 2024	47,840	$—	3,148,135	$2	$69,487	$(7)	$(8,610)	$34,996	$95,868
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2025 AND 2024
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
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended March 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2025. The financial information included in these statements should be read in conjunction with the condensed consolidated financial statements and related notes thereto as of September 30, 2024 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 19, 2024 (the “2024 Form 10-K”).
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
Flooring and Steel Manufacturing Segments
The Flooring Manufacturing Segment derives revenue primarily from the sale of carpet and hard surface flooring products, including shipping and handling amounts. The Steel Manufacturing Segment derives revenue primarily from the sale of steel plates, ground flat stock and drill rods, fabricated products, and tooling, including shipping and handling amounts. Revenue for these segments generally contain a single performance obligation and is recognized at the point title passes to the customer. At the time revenue is recognized, the Company records a provision for the estimated amount of future returns based primarily on historical experience and any known trends or conditions that exist at the time revenue is recognized. Revenue is recorded net of taxes collected from customers. All direct costs are either paid and or accrued for in the period in which the sale is recorded.
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
In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”) which requires entities to (i) disclose amounts of (a) purchase of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil-and gas-producing activities, (ii) include certain amounts that are already required to be disclosed under U.S. GAAP in the same disclosures as other disaggregation requirements, (iii) disclose a qualitative description of the amounts remaining in relevant expense captions that are not necessarily disaggregated quantitatively, and (iv) disclose the total amount of selling expenses, in annual reporting periods, an entity’s definition of selling expense. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating ASU 2024-03 to determine the impact it may have on its consolidated financial statements.
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
The fair value of the assets acquired and liabilities assumed are based on their estimates of fair value available as of June 10, 2024, as calculated by management. The table below outlines the purchase price allocation of the purchase for Midwest Grinding to the acquired identifiable assets and liabilities assumed (in $000’s):

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
The table below outlines the purchase price allocation for the purchase of Central Steel to the acquired identifiable assets, liabilities assumed, and goodwill as of March 31, 2025 (in $000’s):

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

Acquisition of Johnson
On November 30, 2023, CRO Affiliated, LLC ("CRO Affiliated"), a subsidiary of Live Ventures, acquired certain assets and assumed certain liabilities of Johnson Floor & Home Carpet One (“Johnson”), a floor covering retailer and installer serving residential and commercial customers through four locations in the Tulsa, Oklahoma area, and one in Joplin, Missouri. Total consideration for the acquisition was $2.0 million, comprised of cash at close of $0.5 million, deferred consideration in the form of a seller note of $1.2 million, with additional consideration paid in the form of an earnout valued at approximately $0.3 million. The deferred consideration is payable in three $0.4 million installments due annually on the first three anniversary dates following the closing date. Each installment will accrue interest at 6.0% per annum until paid.
The fair value of the purchase price components outlined above was approximately $2.0 million, as detailed below (in $000's):

Cash	$500
Deferred consideration	1,200
Earnout	301
Purchase price	$2,001
The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of November 30, 2023, as calculated by management. The table below outlines the purchase price allocation of the purchase for Johnson to the acquired identifiable assets and liabilities assumed:

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
The table below outlines the purchase price allocation of the purchase for CRO to the acquired identifiable assets, liabilities assumed and goodwill (in $000’s):

Total purchase price	$1,423
Accounts payable	770
Accrued liabilities	1,298
Total liabilities assumed	2,068
Total consideration	3,491
Accounts receivable	259
Inventory	1,406
Property, plant and equipment	261
Intangible assets	1,190
Other assets	286
Total assets acquired	3,402
Total goodwill	$89

Note 4:    Inventory
The following table details the Company's inventory as of March 31, 2025 and September 30, 2024 (in $000's):

Inventory, net	March 31, 2025	September 30, 2024
Raw materials	$28,168	$31,994
Work in progress	8,765	7,581
Finished goods	51,005	49,264
Merchandise	40,588	43,935
	128,526	132,774
Less: Inventory reserves	(6,222)	(6,424)
Total inventory, net	$122,304	$126,350

Note 5:    Property and Equipment
The following table details the Company's property and equipment as of March 31, 2025 and September 30, 2024 (in $000's):

	March 31, 2025	September 30, 2024
Property and equipment, net:
Land	$3,469	$3,469
Building and improvements	41,124	40,490
Transportation equipment	2,856	2,765
Machinery and equipment	74,653	73,309
Furnishings and fixtures	6,397	6,301
Office, computer equipment and other	4,397	4,285
	132,896	130,619
Less: Accumulated depreciation	(52,356)	(47,750)
Total property and equipment, net	$80,540	$82,869
Depreciation expense was $3.1 million and $3.0 million for the three months ended March 31, 2025 and 2024, respectively, and $6.3 million and $6.1 million for the six months ended March 31, 2025 and 2024, respectively.
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
The following table details the Company's right of use assets and lease liabilities as of March 31, 2025 and September 30, 2024 (in $000's):

	March 31, 2025	September 30, 2024
Right of use asset - operating leases	$53,547	$55,701
Lease liabilities:
Current - operating	13,203	12,885
Current - finance	553	368
Long term - operating	44,942	50,111
Long term - finance	42,236	41,677
As of March 31, 2025, the weighted average remaining lease term for operating leases is 9.8 years. The Company's weighted average discount rate for operating leases is 9.9%. Total cash payments for operating leases for the six months ended March 31, 2025 and 2024 were approximately $9.4 million and $8.8 million, respectively. Additionally, the Company recognized approximately $5.8 million in right of use assets and liabilities upon commencement of operating leases during the six months ended March 31, 2025.

Total present value of future lease payments of operating leases as of March 31, 2025 (in $000's):

Twelve months ended March 31,
2026	$17,885
2027	14,999
2028	11,940
2029	8,191
2030	4,749
Thereafter	26,005
Total	83,769
Less implied interest	(25,624)
Present value of payments	$58,145
As of March 31, 2025, the weighted average remaining lease term for finance leases is 26.6 years. The Company's weighted average discount rate for finance leases is 11.3%. Total cash payments for finance leases for the six months ended March 31, 2025 and 2024 were approximately $2.0 million and $1.6 million, respectively. Additionally, the Company recognized approximately $0.6 million in right of use assets and liabilities upon commencement of finance leases during the six months ended March 31, 2025.
The Company records finance lease right-of-use assets as property and equipment. The balance, as of March 31, 2025 and September 30, 2024 is as follows (in $000’s):

	March 31, 2025	September 30, 2024
Property and equipment, at cost	$27,102	$26,495
Accumulated depreciation	$(1,787)	$(1,662)
Property and equipment, net	$25,315	$24,833
Total present value of future lease payments of finance leases as of March 31, 2025 (in $000's):

Twelve months ended March 31,
2026	$4,153
2027	4,230
2028	4,336
2029	4,456
2030	4,533
Thereafter	123,956
Total	145,664
Less implied interest	(102,875)
Present value of payments	$42,789

Note 7:    Intangibles
The following table details the Company's intangibles as of March 31, 2025 and September 30, 2024 (in $000's):

	March 31, 2025	September 30, 2024
Intangible assets, net:
Intangible assets - Tradenames	$15,356	$15,356
Intangible assets - Customer relationships	13,599	14,799
Intangible assets - Other	4,330	4,330
	33,285	34,485
Less: Accumulated amortization	(10,694)	(9,382)
Total intangibles, net	$22,591	$25,103
Amortization expense was $1.3 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively, and $2.5 million and $2.4 million for the six months ended March 31, 2025 and 2024, respectively.
The following table summarizes estimated future amortization expense related to intangible assets that have net balances (in $000’s):

Twelve months ending March 31,
2026	$5,027
2027	4,958
2028	4,842
2029	4,262
2030	3,218
Thereafter	284
$22,591
Note 8:    Goodwill
The following table details the Company's goodwill as of September 30, 2024 and March 31, 2025 (in $000's):

	Retail - Entertainment	Retail - Flooring	Flooring Manufacturing	Steel Manufacturing	Total
September 30, 2024	36,947	13,451	807	9,947	61,152
March 31, 2025	$36,947	$13,451	$807	$9,947	$61,152

Note 9:     Accrued Liabilities
The following table details the Company's accrued liabilities as of March 31, 2025 and September 30, 2024 (in $000's):

	March 31, 2025	September 30, 2024
Accrued liabilities:
Accrued payroll and bonuses	$6,724	$8,125
Accrued sales and use taxes	1,279	1,326
Accrued customer deposits	2,022	4,675
Accrued gift card and escheatment liability	464	1,986
Accrued interest payable	6,459	840
Accrued inventory	2,215	6,722
Accrued professional fees	4,803	2,644
Accrued expenses - other	7,198	5,422
Total accrued liabilities	$31,164	$31,740
Note 10:     Long-Term Debt
Long-term debt as of March 31, 2025 and September 30, 2024 consisted of the following (in $000's):

	March 31, 2025	September 30, 2024
Revolver loans	$58,851	$60,199
Equipment loans	11,419	13,346
Term loans	9,889	10,465
Other notes payable	15,324	15,227
Total notes payable	95,483	99,237
Less: unamortized debt issuance costs	(373)	(427)
Net amount	95,110	98,810
Less: current portion	(41,423)	(43,816)
Total long-term debt	$53,687	$54,994
Future maturities of long-term debt at March 31, 2025, are as follows which does not include related party debt separately stated (in $000's):

Twelve months ending March 31,
2026	$41,423
2027	38,553
2028	3,678
2029	1,642
2030	1,606
Thereafter	8,208
Total future maturities of long-term debt	$95,110
Bank of America Revolver Loan
On January 31, 2020, as amended on September 4, 2024, Marquis entered into an amended $25.0 million revolving credit agreement (“BofA Revolver”) with Bank of America Corporation (“BofA”). The BofA Revolver is an asset-based facility that is secured by substantially all of Marquis’ assets. Availability under the BofA Revolver is subject to a monthly borrowing base calculation. Marquis’ ability to borrow under the BofA Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with BofA. The BofA Revolver has a variable interest rate and matures in July 2025. As of March 31, 2025, the Company concluded that Marquis was in default of its Fixed Cost Coverage Ratio (“FCCR”) covenant, as specified in the credit agreement governing the BofA Revolver, which provides the creditor rights to accelerate and make immediately due the borrowings under the BofA Revolver. Under the May 1, 2025 amendment to the BofA Revolver, Bank of America has issued a waiver with respect to Marquis’ default of its FCCR covenant. As of March 31, 2025 and September 30, 2024, the outstanding balance was approximately $21.1 million and $17.6 million, respectively.
Loan with Fifth Third Bank (Precision Marshall)
On January 20, 2022, Precision Marshall refinanced its Encina Business Credit loans with Fifth Third Bank, and the balance outstanding was repaid. The refinanced credit facility, totaling $29.0 million, is comprised of $23.0 million in revolving credit, $3.5 million in M&E lending, and $2.5 million for Capex lending. Advances under the new credit facility will bear interest at Prime Rate plus 0 basis points for lending under the revolving facility, and Prime Rate plus 25 basis points for M&E and Capex lending. The refinancing of the borrower’s existing credit facility reduces interest costs and improves the availability and liquidity of funds by approximately $3.0 million at the close. The facility terminates on January 20, 2027, unless terminated earlier in accordance with its terms.
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
As of March 31, 2025 and September 30, 2024, the outstanding balance on the revolving loan was approximately $21.7 million and $21.3 million, respectively, and the outstanding balance on the original M&E lending, which is documented as a term note, was approximately $1.6 million and $1.8 million, respectively. The revolving loan has a variable interest rate and matures in January 2027. As of March 31, 2025 and September 30, 2024, the outstanding balance on Kinetic Term Loan #1 was approximately $2.4 million and $2.7 million, respectively.
On April 12, 2023, in connection with its existing credit facility with Fifth Third Bank, Precision Marshall took an advance against its Capex term lending in the amount of approximately $1.4 million. Additionally, during June 2024, in connection with Kinetic's acquisition of Midwest Grinding (see Note 3), Precision Marshall took an additional advance against its Capex term lending in the amount of approximately $0.4 million. The loan matures January 2027 and bears interest on the same terms as for Capex lending as stated above. As of March 31, 2025 and September 30, 2024, the outstanding balance on the Capex loan was $1.9 million and $1.6 million, respectively.
Eclipse Business Capital Loans
In connection with the acquisition of Flooring Liquidators, on January 18, 2023, Flooring Liquidators entered into a credit facility with Eclipse Business Capital, LLC (“Eclipse”). The facility consists of $25.0 million in revolving credit (“Eclipse Revolver”) and $3.5 million in M&E lending (“Eclipse M&E”). The Eclipse Revolver is a three-year, asset-based facility that is secured by substantially all of Flooring Liquidators’ assets. Availability under the Eclipse Revolver is subject to a monthly borrowing base calculation. Flooring Liquidators’ ability to borrow under the Eclipse Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with Eclipse. The Eclipse Revolver bears interest at 3.5% per annum in excess of Adjusted Term SOFR. The Eclipse M&E loan bears interest at 6.0% per annum in excess of Adjusted Term SOFR prior to April 1, 2023, and 5.0% per annum in excess of Adjusted Term SOFR after April 1, 2023. The credit facility matures in January 2026. As of March 31, 2025 and September 30, 2024, the outstanding balance on the Eclipse Revolver was approximately $8.5 million and $9.3 million, respectively, and the outstanding balance on the Eclipse M&E loan was approximately $1.4 million and $1.8 million, respectively.
Loan with Fifth Third Bank (PMW)
In connection with the acquisition of PMW, on July 20, 2023, as amended on March 5, 2025, PMW entered into a revolving credit facility (the “Revolving Credit Facility”) with Fifth Third Bank. The facility consists of $15.0 million in revolving credit (the “Fifth Third Revolver”) and approximately $5.0 million in M&E lending (the “Fifth Third M&E Loan”). The Fifth Third Revolver is a three-year, asset-based facility that is secured by substantially all of PMW's assets. Availability under the Fifth Third Revolver is subject to a monthly borrowing base calculation. PMW's ability to borrow under the Fifth Third Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with Fifth Third. Loans made under the Revolving Credit Facility are considered Reference

Rate Loans, and bear interest at a rate equal to the sum of the Reference Rate plus the Applicable Margin. Reference Rate means the greater of (a) 3.0% or (b) the Lender’s publicly announced prime rate (which is not intended to be Lender’s lowest or most favorable rate in effect at any time) in effect from time to time. The Applicable Margin for revolving loans is zero, while for the Fifth Third M&E Loan or any capital expenditure term loan, it is 50 basis points (0.5%). The credit facility matures in July 2026. As of December 31, 2024, the Company concluded that PMW was in default of its FCCR covenant, as specified in the credit agreement governing the Revolving Credit Facility. Under the March 5, 2025 amendment to the Revolving Credit Facility, Fifth Third Bank has issued a waiver with respect to PMW’s previous default of its FCCR covenant. As of March 31, 2025 and September 30, 2024, the outstanding balance on the Fifth Third Revolver was approximately $7.5 million and $10.1 million, respectively, and the balance on the Fifth Third M&E Loan was approximately $3.7 million and $4.1 million, respectively.
Bank Midwest Revolver Loan
On October 17, 2024, Vintage entered into an amended $10.0 million credit agreement with Bank Midwest (“Bank Midwest Revolver”). The amended Bank Midwest Revolver accrues interest daily on the outstanding principal at a rate of the greater of (a) the one-month forward-looking term rate based on SOFR, plus 2.36% per annum, or (b) 5.0% per annum, and matures on October 17, 2025. As of March 31, 2025 and September 30, 2024, the outstanding balance on the Bank Midwest Revolver was approximately $0 and $1.9 million, respectively.
Note payable to JCM Holdings
During October 2020, Marquis purchased a manufacturing facility, which it had previously leased, for approximately $2.5 million. Marquis entered into a $2.0 million loan agreement, secured by the facility, with the seller of the facility, in order to complete the purchase of the facility. The loan bears interest at 6.0%, due monthly, and matures January 2030. As of March 31, 2025 and September 30, 2024, the outstanding principal balance was approximately $1.2 million and $1.3 million, respectively.
Note Payable to Store Capital Acquisitions, LLC
On June 14, 2016, Marquis entered into a transaction with Store Capital Acquisitions, LLC. The transaction included a sale-leaseback of land owned by Marquis and a loan secured by the improvements on such land. The total aggregate proceeds received from the sale of the land and the loan was $10.0 million, which consisted of approximately $0.6 million from the sale of the land and a note payable of approximately $9.4 million. In connection with the transaction, Marquis entered into a lease with a 15-year term commencing on the closing of the transaction, which provides Marquis with an option to extend the lease upon the expiration of its term. The initial annual lease rate is $60,000. The proceeds from this transaction were used to pay down the BofA Revolver and Term loans, and related party loan, as well as to purchase a building from the previous owners of Marquis that was not purchased in the July 2015 transaction. The note payable bears interest at 9.3% per annum, with principal and interest due monthly. The note payable matures June 13, 2056. For the first five years of the note payable, there is a pre-payment penalty of 5.0%, which declines by 1.0% for each year the loan remains unpaid for the next five years. At the end of ten years, there is no pre-payment penalty. In connection with the note payable, Marquis incurred approximately $458,000 in transaction costs that are being recognized as a debt issuance cost and are being amortized and recorded as interest expense over the term of the note payable. The remaining principal balance was approximately $9.1 million as of March 31, 2025 and September 30, 2024, respectively.
Equipment Loans
On June 20, 2016 and August 5, 2016, Marquis entered into a transaction that provided for a master agreement and separate loan schedules (the “Equipment Loans”) with Banc of America Leasing & Capital, LLC that provided for the following as of March 31, 2025:
Note #5 is for approximately $4.0 million, secured by equipment. The Equipment Loan #5 was due December 2024, payable in 84 monthly payments of $55,000 beginning January 2018, bearing interest at 4.7% per annum. As of March 31, 2025 and September 30, 2024, the balance was approximately $0 and $164,000, respectively.
Note #7 is for $5.0 million, secured by equipment. The Equipment Loan #7 is due February 2027, payable in 84 monthly payments of $59,000 beginning March 2020, with the final payment of $809,000, bearing interest at 3.2% per annum. As of December 31, 2024 and September 30, 2024, the balance was approximately $2.0 million and $2.3 million, respectively.

Note #8 is for approximately $3.4 million, secured by equipment. The Equipment Loan #8 is due September 2027, payable in 84 monthly payments of $46,000 beginning October 2020, bearing interest at 4.0%. As of December 31, 2024 and March 31, 2025, the balance was approximately $1.3 million and $1.6 million, respectively.
In December 2021, Marquis funded the acquisition of $5.5 million of new equipment under Note #9 of its master agreement. The Equipment Loan #9, which is secured by the equipment, matures December 2026, and is payable in 60 monthly payments of $92,000 beginning January 2022, with the final payment in the amount of approximately $642,000, bearing interest at 3.75% per annum. As of March 31, 2025 and September 30, 2024, the balance was approximately $2.4 million and $2.9 million, respectively.
In December 2022, Marquis funded the acquisition of $5.7 million of new equipment under Note #10 of its master agreement. The Equipment Loan #10, which is secured by the equipment, matures December 2029, and is payable in 84 monthly payments of $79,000, beginning January 2023, with the final payment in the amount of approximately $650,000, bearing interest at 6.5%. As of March 31, 2025 and September 30, 2024, the balance was approximately $4.3 million and $4.6 million, respectively.
Loan Covenant Compliance
As of March 31, 2025, the Company was in compliance with all covenants under its existing revolving and other loan agreements.
Note 11:     Notes Payable-Related Parties
Long-term debt payable to related parties (see Note 16) as of March 31, 2025 and September 30, 2024 consisted of the following (in $000's):

	March 31, 2025	September 30, 2024
Isaac Capital Group, LLC, 12.5% interest rate, matures May 2025	$2,000	$2,000
Isaac Capital Group, LLC, 12% interest rate, matures December 2029	2,645	—
Spriggs Investments, LLC, 10% interest rate, matures July 2025	200	800
Spriggs Investments, LLC for Flooring Liquidators, 12% interest rate, matures July 2025	1,000	1,000
Isaac Capital Group, LLC revolver, 12% interest rate, matures April 2025	6,870	2,600
Isaac Capital Group, LLC for Flooring Liquidators, 12% interest rate, matures January 2028	5,000	5,000
Total notes payable - related parties	17,715	11,400
Less: unamortized debt issuance costs	(751)	(66)
Net amount	16,964	11,334
Less: current portion	(10,070)	(6,400)
Total long-term portion, related parties	$6,894	$4,934
Future maturities of related party notes at March 31, 2025 are as follows (in $000’s):

Twelve months ending March 31,
2026	$10,070
2028	4,944
2030	1,950
Total future maturities of long-term debt, related parties	$16,964

Note 12: Related Party Seller Notes
Seller notes as of March 31, 2025 and September 30, 2024 consisted of the following (in $000’s):

	March 31, 2025	September 30, 2024
Related Party Seller Notes
Seller of PMW, 8.0% interest rate, matures July 2028	$—	$2,500
Seller of Kinetic, 7.0% interest rate, matures September 2027	3,000	3,000
Seller of Central Steel, 7.0% interest rate, matures May 2029	1,100	1,100
Seller of Flooring Liquidators, 8.24% interest rate, matures January 2028	—	$34,000
Seller of Flooring Liquidators, 8.24% interest rate, matures February 2028	15,000	—
Total Related Party Seller Notes	19,100	40,600
Unamortized debt premium (discount)	(957)	2,261
Net amount	18,143	42,861
Less current portion	—	(2,500)
Long-term portion of seller notes payable	$18,143	$40,361
Future maturities of seller notes at March 31, 2025 are as follows (in $000’s):

Twelve months ending March 31,
2027	$3,000
2028	14,043
2029	1,100
Total	$18,143
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
On December 24, 2024, the Company entered into a Settlement Agreement and Release (“Settlement Agreement”) to settle the Seller Financed Loans of $2.5 million, plus accrued interest of approximately $0.1 million, for approximately $1.9 million with the previous owners of PMW. The funds to settle the loans were borrowed from Isaac Capital Group, LLC (“ICG”) (see Note 16). The Company evaluated this transaction under ASC 470-50 “Debt - Modification and Extinguishment”, and concluded that, because PMW was legally released as the primary obligor, and has no other debt with these lenders, this transaction should be accounted for as a debt extinguishment. As such, the Company recorded a gain on extinguishment of debt in the amount of approximately $0.7 million. Additionally, under the Settlement Agreement, the Company was released of claims for earnout payments, as stipulated under the Stock Purchase Agreement. Consequently, the Company recorded a gain on settlement of the earnout liability in the amount of approximately $2.8 million. As of March 31, 2025 and September 30, 2024, the carrying value of the seller financed loans was $0 and $2.5 million, respectively.
Note Payable to the Sellers of Kinetic
In connection with the purchase of Kinetic, on June 28, 2022, Kinetic entered into an employment agreement with the previous owner of Kinetic to serve as its Head of Equipment Operations. The employment agreement is for an initial term of five years and shall be automatically extended in 90-day increments unless either party provides notice as required under the agreement. Additionally, Precision Marshall entered into a seller financed loan in the amount of $3.0 million with the previous owner of Kinetic. The Sellers Subordinated Acquisition Note bears interest at 7.0% per annum, with interest payable quarterly in arrears. The Sellers Subordinated Acquisition Note has a maturity date of September 27, 2027. As of March 31, 2025 and September 30, 2024, the remaining principal balance was $3.0 million.
Note Payable to the Seller of Central Steel
In connection with the purchase of Central Steel, on May 15, 2024 (see Note 3), Precision Marshall entered into an employment agreement with the previous owner of Central Steel to serve as its President. The employment agreement is for an initial term of two years and shall be deemed to be automatically extended, upon the same terms and conditions, for a period of one year, unless either party provides written notice of its or his intention not to extend the term at least 90 days prior to the end of the initial term. Additionally, Precision Marshall entered into a seller financed loan in the amount of $1.1 million with the previous owner of Central Steel (the "Sellers Subordinated Promissory Note"). The Sellers Subordinated Promissory Note bears interest at 8.0% per annum, with interest payable quarterly in arrears. The Sellers Subordinated Promissory Note has a maturity date of May 15, 2029. As of March 31, 2025 and September 30, 2024, the remaining principal balance was $1.1 million.
Note Payable to the Seller of Flooring Liquidators
In connection with the purchase of Flooring Liquidators, on January 18, 2023, the Flooring Liquidators entered into an employment agreement with the previous owner of Flooring Liquidators to serve as its Chief Executive Officer. The employment agreement was for an initial term of five years and automatically extended in 90-day increments unless either party provides notice as required under the agreement. Additionally, Flooring Affiliated Holdings, LLC, a Company subsidiary, entered into a seller financed mezzanine loan (the "Seller Note"), which was fully guaranteed by the Company, in the amount of $34.0 million with the previous owners of Flooring Liquidators. The Seller Note bore interest at the contractual rate of 8.24% per annum, with interest payable monthly in arrears beginning on January 18, 2024. The Seller Note had a maturity date of January 18, 2028. The fair value assigned to the Seller Note, as calculated by an independent third-party firm, was $31.7 million, or a discount of $2.3 million.
On February 25, 2025, Flooring Liquidators, Flooring Affiliated Holdings, and the Company entered into a binding Memorandum of Understanding (“MOU”) with the previous owner of Flooring Liquidators under which the principal amount of the Seller Note was reduced from $34.0 million to $15.0 million. The relevant portion of the MOU was later superseded by a Second Amendment to Secured Promissory Note (the “Second Seller Note Amendment”).The Seller Note bears interest at 8.24% per annum effective January 1, 2025, and matures in February 2028, with interest payments due monthly beginning February 28, 2025. The Company determined that the fair value of the amended Seller Note was approximately $14.0 million, or a discount of $1.0 million. In an event of default under the Seller Note, or if the Company defaults in making any payment it is required to make pursuant to the Seller Note, the note holders may revoke the principal reduction, in which case the aggregate outstanding principal balance of the Seller Note will increase by $19 million to $34.0 million.
In addition to the reduction in the principal amount of the Seller Note, the MOU provides for the following:
•An increase in the existing holdback principal amount of approximately $0.5 million, to $1.5 million, and that no further claims against the holdback shall be made or permitted. Under the MOU, the holdback bears interest at 8.24% per annum effective January 1, 2025, with interest payments due monthly beginning February 28, 2025. Full payment of the holdback principal is due in August 2025.
•The previous owner’s title was revised to be Founder and Vice President, his employment was made part-time, and he resigned from each other office and as director or manager of Flooring Liquidators and each of its related entities.
The Company evaluated this transaction under ASC 470-50 “Debt - Modification and Extinguishment”, and concluded that, because the change in present value of cash flows between the original and revised debt exceeds 10%, and the debt revision does not meet the accounting requirements for troubled debt restructuring, this transaction should be accounted for as a debt extinguishment. In connection with the debt extinguishment and the increase in the holdback principal amount, the Company recorded a gain of approximately $22.8 million. As of March 31, 2025 and September 30, 2024, the carrying value of the Seller Note was approximately $14.0 million and $36.3 million, respectively

Note 13:     Stockholders’ Equity
Series E Convertible Preferred Stock
As of March 31, 2025 and September 30, 2024, there were 47,840 shares of Series E Convertible Preferred Stock issued and outstanding, respectively.
Treasury Stock
As of March 31, 2025 and September 30, 2024, the Company had 741,696 and 694,687 shares of Treasury Stock, respectively. During the six months ended March 31, 2025 and 2024, the Company repurchased 47,009 and 16,195 shares of its common stock for approximately $416,315 and $404,000, respectively. During the six months ended March 31, 2025 and 2024, the average price paid per share was $8.86 and $24.99, respectively.
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
The following table summarizes stock option activity for the fiscal year ended September 30, 2024 and the six months ended March 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2023	53,750	$21.51	1.54	$540
Outstanding at March 31, 2024	53,750	$21.51	1.04	$499
Exercisable at March 31, 2024	53,750	$21.51	1.04	$499

Outstanding at September 30, 2024	60,000	$26.04	1.29	$130
Forfeited	(60,000)	$26.04
Outstanding at March 31, 2025	0	$—	0.00	$—
Exercisable at March 31, 2025	0	$—	0.00	$—
The Company recognized compensation expense of approximately $49,000 and $50,000 during the three months ended March 31, 2025 and 2024, respectively, and approximately $100,000 during the six months ended March 31, 2025 and 2024, related to stock option awards and restricted stock awards granted to certain employees and officers based on the grant date fair value of the awards, and the revaluation for existing options whereby the expiration date was extended.
As of March 31, 2025, the Company had approximately $0.6 million of unrecognized compensation expense associated with restricted stock awards.
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
The following table presents the computation of basic and diluted net earnings per share (in $000's):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Basic
Net income (loss)	$15,866	$(3,281)	$16,358	$(3,963)
Weighted average common shares outstanding	3,109,362	3,154,771	3,113,864	3,159,180
Basic earnings (loss) per share	$5.10	$(1.04)	$5.25	$(1.25)

Diluted
Net income (loss) applicable to common stock	$15,866	$(3,281)	$16,358	$(3,963)
Weighted average common shares outstanding	3,109,362	3,154,771	3,113,864	3,159,180
Add: Restricted Stock Units	29,110	—	29,110	—
Add: Series E Preferred Stock	239	—	239	—
Assumed weighted average common shares outstanding	3,138,711	3,154,771	3,143,213	3,159,180
Diluted earnings (loss) per share	$5.05	$(1.04)	$5.20	$(1.25)
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
Note 16: Related Party Transactions
Transactions with Isaac Capital Group, LLC
As of March 31, 2025, ICG beneficially owns 50.5% of the Company’s issued and outstanding capital stock. Jon Isaac, the Company's President and Chief Executive Officer, is the President and sole member of ICG, and, accordingly, has sole voting and dispositive power with respect to these shares. Mr. Isaac also personally owns 217,177 shares of common stock.
ICG Term Loan
During 2015, Marquis entered into a mezzanine loan in the amount of up to $7.0 million (the “ICF Loan”) with Isaac Capital Fund I, LLC (“ICF”), a private lender whose managing member is Jon Isaac. On July 10, 2020, (i) ICF released and discharged Marquis from all obligations under the loan, (ii) ICF assigned all of its rights and obligations under the instruments, documents, and agreements with respect to the ICF Loan to ICG, of which Jon Isaac, the Company’s President and Chief Executive Officer, is the sole member, and (iii) Live Ventures borrowed $2.0 million (the “ICG Loan”) from ICG. The ICG Loan bears interest at 12.5% and matures in May 2025. As of March 31, 2025 and September 30, 2024, the outstanding balance on this note was $2.0 million.
ICG Revolving Promissory Note
On April 9, 2020, the Company, as borrower, entered into an unsecured revolving line of credit promissory note whereby ICG agreed to provide the Company with a $1.0 million revolving credit facility (the “ICG Revolver”). On June 23, 2022, the amount of available revolving credit under the facility was increased to $6.0 million. No other terms of the Note were changed. On April 1, 2023, the Company entered into the Second Amendment of the ICG Revolver that extended the maturity date to April 8, 2024, increased the interest rate from 10% to 12% per annum, and decreased the amount of available revolving credit under the facility to $1.0 million. On January 11, 2024, the Company entered into the Third Amendment of the ICG Revolver that extended the maturity date to

April 8, 2025 and increased the amount of available revolving credit under the facility to $5.0 million. The ICG Revolver has been amended during the third quarter of 2025 to, among other items, increase the available revolving credit under the facility to $12.0 million. As of March 31, 2025 and September 30, 2024, the outstanding balance on the ICG Revolver was $6.9 million and 2.6 million, respectively.
ICG Flooring Liquidators Note
On January 18, 2023, in connection with the acquisition of Flooring Liquidators, Flooring Affiliated Holdings, LLC, a wholly-owned subsidiary of the Company, as borrower, entered into a promissory note for the benefit of ICG in the amount of $5.0 million (“ICG Flooring Liquidators Loan”). The ICG Flooring Liquidators Loan matures on January 18, 2028, and bears interest at 12%. Interest is payable in arrears on the last day of each calendar month. The note is fully guaranteed by the Company. As of March 31, 2025, the outstanding balance on this loan was $5.0 million.
ICG PMW Note
On Dec 14, 2024, in connection with the Settlement Agreement of the PMW Seller Financed Loans (see Note 12), the Company, as borrower, entered into a promissory note for the benefit of ICG in the amount of approximately $2.6 million (“ICG PMW Note”). The Company received proceeds of approximately $1.9 million from ICG, which was used to settle the loans plus accrued interest. The $0.7 million discount is being accreted to interest expense using the effective interest rate method, as required by U.S. GAAP, over the term of the note. The ICG PMW Note matures on Dec 17, 2029, and bears interest at the contractual rate of 12.0% per annum. Interest is payable in arrears on the first business day of each month commencing on January 2, 2025. As of March 31, 2025, the balance on this loan was approximately $2.6 million.
Transactions with Vintage Stock CEO
Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, a wholly owned subsidiary of the Company, is the sole member of Spriggs Investments, LLC (“Spriggs Investments”).
Spriggs Promissory Note I
On July 10, 2020, the Company executed a promissory note (the “Spriggs Promissory Note I”) in favor of Spriggs Investments that memorializes a loan by Spriggs Investments to the Company in the initial principal amount of $2.0 million (the “Spriggs Loan I”). The Spriggs Loan I originally matured on July 10, 2022; however, the maturity date was extended to July 10, 2023. The Spriggs Promissory Note I bears simple interest at a rate of 10.0% per annum. On January 19, 2023, the Company entered into a modification agreement of the Spriggs Loan I. Under the modification agreement, the Spriggs Promissory Note I will bear interest at a rate of 12.0% per annum, and the maturity date was extended to July 31, 2024. On February 29, 2024, the Company entered into a loan modification agreement of the Spriggs Loan I. Under the loan modification agreement, the Company was required to make a principal payment of $600,000 to Spriggs Investments within five business days following the effective date of the loan modification agreement, and make principal payments of not less than $300,000 each 90-day period thereafter, beginning on April 1, 2024, until the Spriggs Promissory Note I is fully repaid. Further, under the loan modification agreement, the maturity date of the Spriggs Promissory Note I was extended to July 31, 2025. All monthly payments under the original Spriggs Promissory Note I remain in effect through the maturity date as amended. As of March 31, 2025 and September 30, 2024, the principal amount owed was $0.2 million and $0.8 million, respectively.
Spriggs Promissory Note II
On January 19, 2023, in connection with the acquisition of Flooring Liquidators, the Company executed a promissory note in favor of Spriggs Investments in the initial principal amount of $1.0 million (the “Spriggs Loan II”). The Spriggs Loan II matures on July 31, 2024, and bears interest at a rate of 12% per annum. On February 29, 2024, the Company entered into a loan modification agreement of the Spriggs Loan II. Under the loan modification agreement, upon full principal repayment of the Spriggs Promissory Note I (see above), the Company will make principal payments of not less than $300,000, per each 90-day period, until the Spriggs Loan II is fully repaid. Further, under the loan modification agreement, the maturity date of the Spriggs Loan II was extended to July 31, 2025. All monthly payments under the original Spriggs Loan II remain in effect through the maturity date as amended. As of March 31, 2025 and September 30, 2024, the principal amount owed was $1.0 million.

Transactions with ALT5 Sigma Corporation, formerly JanOne Inc.
Tony Isaac, a member of the Company's board of directors, and father of the Company's Chief Executive Officer, Jon Isaac, is the President and a director of ALT5 Sigma Corporation (“ALT5”), formerly JanOne Inc. Richard Butler, a member of the Company's board of directors, is a director of ALT5.
Lease Agreement
Customer Connexx LLC, formerly a subsidiary of ALT5, previously rented approximately 9,900 square feet of office space from the Company at its Las Vegas office, which totals 16,500 square feet. ALT5 paid the Company $30,000 and $39,000 in rent and other reimbursed expenses for three months ended March 31, 2025 and 2024, respectively, and $58,000 and $75,000 for the six months ended March 31, 2025 and 2024, respectively.
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
Seller Notes
The Company routinely enters into seller notes in conjunction with its acquisitions. See Note 12 for the details related to existing seller notes.

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
Sieggreen Class Action
On August 13, 2021, Daniel E. Sieggreen, individually and on behalf of all others similarly situated claimants (the "Plaintiff"), filed a class action Complaint for violation of federal securities laws in the United States District Court for the District of Nevada, naming the Company, Jon Isaac, the Company's current President and Chief Executive Officer, and Virland Johnson, the Company's former Chief Financial Officer, as defendants (collectively, the "Company Defendants"). The allegations asserted are similar to those in the SEC Complaint. Among other sought relief, the complaint seeks damages in connection with the purchases and sales of the Company’s securities between December 28, 2016 and August 3, 2021. As of December 17, 2021, the judge granted a stipulation to stay proceedings pending the resolutions of the Motions to Dismiss in the SEC Complaint. On February 1, 2023, the final Motion to Dismiss relating to the SEC Complaint was denied, which was subsequently noticed in the Sieggreen action on February 2, 2023. Plaintiff filed an Amended Complaint on March 6, 2023. On May 5, 2023, the Company Defendants filed a Motion to Dismiss the Amended Complaint. The Motion to Dismiss was heard and granted with Leave to Amend on September 30, 2024. The Second Amended Complaint was filed on October 31, 2024. We filed a Motion to Dismiss the Second Amended Complaint on December 16, 2024 and the briefing is complete. We do not know when the motion will be heard.
Holdback Matter
On October 10, 2022, a representative for the former shareholders of Precision Industries, Inc. filed a civil complaint in the Court of Chancery of the State of Delaware. The complaint alleged that the Company violated the terms of an agreement and plan of merger dated July 14, 2020, by failing to pay the shareholders a certain indemnity holdback of $2,500,000. The Chancery Court dismissed that action for lack of jurisdiction. On January 12, 2023, the representative re-filed the same action in the United States District Court for the Western District of Pennsylvania. On October 26, 2023, the Company counterclaimed against the representative and all represented shareholders for fraudulently misrepresenting the seller’s inventory and accounting methodology and asserting damages in excess of $4,500,000. On April 10, 2024, the District Court dismissed the individual shareholders, leaving intact the Company's misrepresentation claims against the shareholder representative. The Court recently denied the plaintiff's Motion for Leave to Amend to assert statute of limitations defenses. While discovery is ongoing, the Company is optimistic that a settlement will be reached.
Wage and Hour Matter
On July 27, 2022, Irma Sanchez, a former employee of Elite Builder Services, Inc. (“Elite Builders”), filed a class action Complaint against Elite Builders in the Superior Court of California, County of Alameda, which case was transferred to Stanislaus Count. The Complaint alleges that Elite Builders failed to pay all minimum and overtime wages, failed to provide lawful meal periods and rest breaks, failed to provide accurate itemized wage statements, and failed to pay all wages due upon separation as required by California law. The Complaint was later amended as a matter of right on October 4, 2022. Further, Ms. Sanchez has put the Labor & Workforce Development Agency on notice to exhaust administrative remedies and enable her to bring an additional claim under the California Labor Code Private Attorneys General Act, which permits an employee to assert a claim for violations of certain California Labor Code provisions on behalf of all aggrieved employees to recover statutory penalties. The parties agreed to mediation on October 30, 2024 in an effort to minimize litigation costs and seek an early reasonable resolution. However, the mediation was postponed and is now set for June 2025.

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
The following tables summarize segment information (in $000's):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Revenues
Retail-Entertainment	$18,467	$16,842	$39,740	$37,428
Retail-Flooring	27,399	32,032	59,146	66,351
Flooring Manufacturing	29,820	34,180	55,815	63,425
Steel Manufacturing	31,321	35,488	63,757	68,841
Corporate & Other	6	84	63	174
Total revenues	$107,013	$118,626	$218,521	$236,219

Gross profit
Retail-Entertainment	$10,907	$9,836	$22,951	$21,364
Retail-Flooring	9,415	11,702	21,218	24,734
Flooring Manufacturing	8,193	8,760	13,716	15,182
Steel Manufacturing	6,629	5,090	12,571	10,352
Corporate & Other	4	79	54	162
Total gross profit	$35,148	$35,467	$70,510	$71,794

Operating income (loss)
Retail-Entertainment	$2,498	$1,784	$5,905	$4,973
Retail-Flooring	(2,741)	(3,023)	(4,915)	(2,935)
Flooring Manufacturing	1,483	1,978	1,401	2,923
Steel Manufacturing	2,196	872	3,362	1,855
Corporate & Other	(1,344)	(2,449)	(2,899)	(4,113)
Total operating income (loss)	$2,092	$(838)	$2,854	$2,703

Depreciation and amortization
Retail-Entertainment	$253	$226	$505	$492
Retail-Flooring	1,322	1,275	2,636	2,627
Flooring Manufacturing	937	1,055	1,872	2,112
Steel Manufacturing	1,885	1,627	3,794	3,244
Corporate & Other	4	5	9	8
Total depreciation and amortization	$4,401	$4,188	$8,816	$8,483

Interest expense
Retail-Entertainment	$—	$82	$39	$237
Retail-Flooring	1,132	1,275	2,452	2,474
Flooring Manufacturing	1,129	1,016	2,244	2,000
Steel Manufacturing	1,315	1,557	2,772	3,180
Corporate & Other	357	237	588	439
Total interest expense	$3,933	$4,167	$8,095	$8,330

Net income (loss) before provision for income taxes
Retail-Entertainment	$2,859	$1,845	$6,377	$4,954
Retail-Flooring	18,706	(4,485)	15,051	(6,115)
Flooring Manufacturing	206	826	(1,094)	662
Steel Manufacturing	240	(1,056)	3,130	(2,074)
Corporate & Other	(908)	(1,628)	(1,788)	(2,831)
Total net income (loss) before provision for income taxes	$21,103	$(4,498)	$21,676	$(5,404)
Note 19:     Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to disclosures in its condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and six months ended March 31, 2025, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (the “2024 Form 10-K”).
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
In addition, the foregoing factors may generally affect our business, results of operations, and financial position. Forward-looking statements speak only as of the date the statements were made. We do not undertake and specifically decline any obligation to update any forward-looking statements except as required by federal securities laws. Any information contained on our website www.liveventures.com or any other websites referenced in this Quarterly Report are not incorporated into and should not be deemed a part of this Quarterly Report.
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

Results of Operations Three Months Ended March 31, 2025 and 2024
The following table sets forth certain statement of income items and as a percentage of revenue, for the three months ended March 31, 2025 and 2024 (in $000’s):

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
		% of Total Revenue		% of Total Revenue
Selected Data
Revenue	$107,013		$118,626
Gross profit	35,148	32.8%	35,467	29.9%
General and administrative expenses	28,321	26.5%	29,824	25.1%
Sales and marketing expenses	4,735	4.4%	6,481	5.5%
Interest expense, net	3,933	3.7%	4,167	3.5%
Income (loss) before provision for income taxes	21,103	19.7%	(4,498)	(3.8%)
Provision for (benefit from) income taxes	5,237	4.9%	(1,217)	(1.0%)
Net income (loss)	$15,866	14.8%	$(3,281)	(2.8%)

Adjusted EBITDA (a)
Retail-Entertainment	$2,755		$2,153
Retail-Flooring	(1,778)		(1,849)
Flooring Manufacturing	2,272		2,897
Steel Manufacturing	3,742		2,331
Corporate & Other	(545)		(1,075)
Total Adjusted EBITDA	$6,446		$4,457

Adjusted EBITDA as a percentage of revenue
Retail-Entertainment	14.9%		12.8%
Retail-Flooring	(6.5%)		(5.8%)
Flooring Manufacturing	7.6%		8.5%
Steel Manufacturing	11.9%		6.6%
Corporate & Other	N/A		N/A
Consolidated adjusted EBITDA as a percentage of revenue	6.0%		3.8%
(a)See reconciliation of net income to Adjusted EBITDA below.

The following table sets forth revenue by segment (in $000’s):

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Revenue
Retail-Entertainment	$18,467	17.3%	$16,842	14.2%
Retail-Flooring	27,399	25.6%	32,032	27.0%
Flooring Manufacturing	29,820	27.9%	34,180	28.8%
Steel Manufacturing	31,321	29.3%	35,488	29.9%
Corporate & Other	6	—%	84	0.1%
Total Revenue	$107,013	100.0%	$118,626	100.0%
The following table sets forth gross profit earned by segment and gross profit as a percentage of total revenue for each segment (in $000’s):

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
	Gross Profit	Gross Profit % of Total Revenue	Gross Profit	Gross Profit % of Total Revenue
Gross Profit
Retail-Entertainment	$10,907	10.2%	$9,836	8.3%
Retail-Flooring	9,415	8.8%	11,702	9.9%
Flooring Manufacturing	8,193	7.7%	8,760	7.4%
Steel Manufacturing	6,629	6.2%	5,090	4.3%
Corporate & Other	4	—%	79	0.1%
Total Gross Profit	$35,148	32.8%	$35,467	29.9%
Revenue
Revenue decreased approximately $11.6 million, or 9.8%, to approximately $107.0 million for the quarter ended March 31, 2025, compared to revenue of approximately $118.6 million in the prior year period. The decrease is attributable to the Retail-Flooring, Flooring Manufacturing, and Steel Manufacturing segments, which decreased by approximately $13.2 million in the aggregate.
Gross Profit
Gross profit was 32.8% for three months ended March 31, 2025 as compared to 29.9% for the three months ended March 31, 2024. The increase was primarily attributable to increased margins in our Steel Manufacturing segment primarily due to improved efficiencies, as well as the acquisition of Central Steel during May 2024, which has historically generated higher margins.
General and Administrative Expense
General and Administrative expenses decreased by 5% to approximately $28.3 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease is primarily due to targeted cost reduction initiatives at Flooring Liquidators.
Sales and Marketing Expense
Sales and marketing expense decreased by 27% to approximately $4.7 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to reduced sales and marketing activities at Flooring Liquidators.

Interest Expense, net
Interest expense, net, decreased by approximately 5.6% to approximately $3.9 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 due to lower average debt balances.
Results of Operations Six Months Ended March 31, 2025 and 2024
The following table sets forth certain statement of income items and as a percentage of revenue, for the six months ended March 31, 2025 and 2024 (in $000’s):

	For the Six Months Ended March 31, 2025		For the Six Months Ended March 31, 2024
		% of Total Revenue		% of Total Revenue
Statement of Income Data:
Revenue	$218,521		$236,219
Gross profit	70,510	32.3%	71,794	30.4%
General and administrative expenses	58,392	26.7%	57,503	24.3%
Sales and marketing expenses	9,264	4.2%	11,588	4.9%
Interest expense, net	8,095	3.7%	8,330	3.5%
Income (loss) before provision for income taxes	21,676	9.9%	(5,404)	(2.3%)
Provision for (benefit from) income taxes	5,318	2.4%	(1,441)	(0.6%)
Net income (loss)	$16,358	7.5%	$(3,963)	(1.7%)

Adjusted EBITDA (a)
Retail-Entertainment	$6,565		$5,867
Retail-Flooring	(2,749)		(546)
Flooring Manufacturing	3,023		4,774
Steel Manufacturing	6,543		5,133
Corporate & Other	(1,191)		(2,075)
Total Adjusted EBITDA	$12,191		$13,153

Adjusted EBITDA as a percentage of revenue
Retail-Entertainment	16.5%		15.7%
Retail-Flooring	(4.6%)		(0.8%)
Flooring Manufacturing	5.4%		7.5%
Steel Manufacturing	10.3%		7.5%
Corporate & Other	N/A		N/A
Consolidated adjusted EBITDA as a percentage of revenue	5.6%		5.6%
(a)See reconciliation of net income to Adjusted EBITDA below.
The following table sets forth revenue by segment (in $000’s):

	For the Six Months Ended March 31, 2025		For the Six Months Ended March 31, 2024
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Revenue
Retail-Entertainment	$39,740	18.2%	$37,428	15.8%
Retail-Flooring	59,146	27.1%	66,351	28.1%
Flooring Manufacturing	55,815	25.5%	63,425	26.9%
Steel Manufacturing	63,757	29.2%	68,841	29.1%
Corporate & other	63	—%	174	0.1%
Total Revenue	$218,521	100.0%	$236,219	100.0%
The following table sets forth gross profit earned by segment and gross profit as a percentage of total revenue for each segment (in $000’s):

	For the Six Months Ended March 31, 2025			For the Six Months Ended March 31, 2024
	Gross Profit	Gross Profit % of Total Revenue		Gross Profit	Gross Profit % of Total Revenue
Gross Profit
Retail-Entertainment	$22,951	10.5%		$21,364	9.0%
Retail-Flooring	21,218	9.7%		24,734	10.5%
Flooring Manufacturing	13,716	6.3%		15,182	6.4%
Steel Manufacturing	12,571	5.8%		10,352	4.4%
Corporate & other	54	—%		162	0.1%
Total Gross Profit	$70,510	32.3%	0.322669217146178	$71,794	30.4%
Revenue
Revenue decreased approximately $17.7 million, or 7.5%, to approximately $218.5 million for the six months ended March 31, 2025, compared to revenue of approximately $236.2 million in the prior year period. The decrease is attributable to the Flooring Manufacturing, Retail-Flooring, and Steel Manufacturing segments, which decreased by approximately $20.0 million in the aggregate.
Gross Profit
Gross profit was 32.3% for six months ended March 31, 2025 as compared to 30.4% for the six months ended March 31, 2024. The increase was primarily attributable to increased margins in our Steel Manufacturing segment primarily due to improved efficiencies, as well as the acquisition of Central Steel during May 2024, which has historically generated higher margins.
General and Administrative Expense
General and administrative expense remained generally consistent at approximately $58.4 million and $57.5 million for the six months ended March 31, 2025 and 2024, respectively.
Sales and Marketing Expense
Sales and marketing expense decreased by 20.1% to approximately $9.3 million for the six months ended March 31, 2025, as compared to the six months ended March 31, 2024, primarily due to reduced sales and marketing activities at Flooring Liquidators.
Interest Expense, net
Interest expense, net, remained generally consistent at approximately $8.1 million and $8.3 million for the six months ended March 31, 2025 and 2024, respectively.

Results of Operations by Segment for the Three Months Ended March 31, 2025 and 2024

	For the Three Months Ended March 31, 2025						For the Three Months Ended March 31, 2024
	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total
Revenue	$18,467	$27,399	$29,820	$31,321	$6	$107,013	$16,842	$32,032	$34,180	$35,488	$84	$118,626
Cost of Revenue	7,560	17,984	21,627	24,692	2	71,865	7,006	20,330	25,420	30,398	5	83,159
Gross Profit	10,907	9,415	8,193	6,629	4	35,148	9,836	11,702	8,760	5,090	79	35,467
General and Administrative Expense	8,254	12,083	2,329	4,312	1,343	28,321	7,919	13,469	1,866	4,048	2,522	29,824
Selling and Marketing Expense	155	73	4,381	121	5	4,735	133	1,256	4,916	170	6	6,481
Operating Income (Loss)	$2,498	$(2,741)	$1,483	$2,196	$(1,344)	$2,092	$1,784	$(3,023)	$1,978	$872	$(2,449)	$(838)
Retail-Entertainment Segment
Retail-Entertainment segment revenue for the quarter ended March 31, 2025 was approximately $18.5 million, an increase of approximately $1.6 million, or 9.6%, compared to prior year period revenue of approximately $16.8 million. Revenue increased primarily due to increased consumer demand for new products. The increase in the sales of new products with higher margins contributed to the increase in gross margin to 59.1% for the quarter ended March 31, 2025, compared to 58.4% for the prior year period. Operating income for the quarter ended March 31, 2025 was approximately $2.5 million, compared to operating income of approximately $1.8 million for the prior year period.
Retail-Flooring Segment
The Retail-Flooring segment revenue for the quarter ended March 31, 2025, was approximately $27.4 million, a decrease of approximately $4.6 million, or 14.5%, compared to the prior year period revenue of approximately $32.0 million. The decrease in revenue was primarily attributable to the disposition of certain Johnson Floor & Home Carpet One stores in May 2024. Gross margin for the quarter ended March 31, 2025 was 34.4%, compared to 36.5% for the prior year period. The decrease in gross margin was primarily driven by a change in product mix. Operating loss for the quarter ended March 31, 2025 was approximately $2.7 million, compared to an operating loss of approximately $3.0 million for the prior year period.
Flooring Manufacturing Segment
Revenue for the quarter ended March 31, 2025 was approximately $29.8 million, a decrease of approximately $4.4 million, or 12.8%, compared to prior year period revenue of approximately $34.2 million. The decrease in revenue was primarily due to reduced consumer demand, as a result of the ongoing weakness in the housing market and uncertainty about the current economic outlook. Gross margin was 27.5% for the quarter ended March 31, 2025, compared to 25.6% for the prior year period. The increase in gross margin was primarily due to changes in product mix. Operating income for the quarter ended March 31, 2025 was approximately $1.5 million, compared to approximately $2.0 million in the prior year period.
Steel Manufacturing Segment
Revenue for the quarter ended March 31, 2025 was approximately $31.3 million, a decrease of approximately $4.2 million, or 11.7%, compared to prior-year period revenue of approximately $35.5 million. The decline was primarily driven by lower sales volumes at certain business units, partially offset by incremental revenue of $3.8 million at Central Steel Fabricators, LLC (“Central Steel”), which was acquired in May 2024. Gross margin was 21.2% for the quarter ended March 31, 2025, compared to 14.3% for the prior-year period. The increase in gross margin was primarily due to strategic price increases as well as the acquisition of Central Steel. Operating income for the quarter ended March 31, 2025 was approximately $2.2 million, compared to approximately $0.9 million in the prior-year period.

Corporate and Other Segment
Revenue for the quarter ended March 31, 2025 was approximately $6,000, a decrease of approximately $78,000, or 92.9%, compared to prior year period revenue of approximately $84,000. Operating loss was approximately $1.3 million and $2.4 million for the quarters ended March 31, 2025 and 2024, respectively.
Results of Operations by Segment for the Six Months Ended March 31, 2025 and 2024

	For the Six Months Ended March 31, 2025						For the Six Months Ended March 31, 2024
	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total
Revenue	$39,740	$59,146	$55,815	$63,757	$63	$218,521	$37,428	$66,351	$63,425	$68,841	$174	$236,219
Cost of Revenue	16,789	37,928	42,099	51,186	9	148,011	16,064	41,617	48,243	58,489	12	164,425
Gross Profit	22,951	21,218	13,716	12,571	54	70,510	21,364	24,734	15,182	10,352	162	71,794
General and Administrative Expense	16,735	25,792	3,963	8,959	2,943	58,392	16,074	25,491	3,471	8,204	4,263	57,503
Selling and Marketing Expense	311	340	8,352	250	11	9,264	317	2,178	8,788	293	12	11,588
Operating Income (Loss)	$5,905	$(4,914)	$1,401	$3,362	$(2,900)	$2,854	$4,973	$(2,935)	$2,923	$1,855	$(4,113)	$2,703
Retail-Entertainment Segment
Retail-Entertainment segment revenue for the six months ended March 31, 2025 was approximately $39.7 million, an increase of approximately $2.3 million, or 6.2%, compared to prior year period revenue of approximately $37.4 million. Revenue increased primarily due to increased consumer demand for new products. The increase in the sales of new products with higher margins contributed to the increase in gross margin to 57.8% for the six months ended March 31, 2025, compared to 57.1% for the prior year period. Operating income for the six months ended March 31, 2025 was approximately $5.9 million, compared to operating income of approximately $5.0 million for the prior year period.
Retail-Flooring Segment
The Retail-Flooring segment revenue for the six months ended March 31, 2025 was approximately $59.1 million, a decrease of approximately $7.2 million, or 10.9%, compared to the prior year period revenue of approximately $66.4 million. The decrease was primarily attributable to the disposition of certain Johnson Floor & Home Carpet One stores in May 2024. Gross margin for the six months ended March 31, 2025 was 35.9%, compared to 37.3% for the prior year period. The decrease in gross margin was primarily driven by a change in product mix. Operating loss for the six months ended March 31, 2025, was approximately $4.9 million, compared to an operating loss of approximately $2.9 million for the prior year period. The increase in operating loss was primarily due to the decrease in revenues and gross margin, partially offset by targeted cost reduction initiatives implemented during the second quarter of fiscal 2025.
Flooring Manufacturing Segment
Revenue for the Flooring Manufacturing segment for the six months ended March 31, 2025 was approximately $55.8 million, a decrease of approximately $7.6 million, or 12.0%, compared to prior year period revenue of approximately $63.4 million. The decrease in revenue was primarily due to reduced consumer demand as a result of the ongoing weakness in the housing market and uncertainty about the current economic outlook. Gross margin was 24.6% for the six months ended March 31, 2025, compared to 23.9% for the prior year period. The increase in gross margin was primarily due to changes in product mix. Operating income for the six months ended March 31, 2025 was approximately $1.4 million, compared to operating income of approximately $2.9 million for the prior year period.
Steel Manufacturing Segment
Revenue for the six months ended March 31, 2025 was approximately $63.8 million, a decrease of approximately $5.0 million or 7.4%, compared to prior year period revenue of approximately $68.8 million. The decline was primarily driven by lower sales volumes at certain business units partially offset by incremental revenue of $6.9 million at Central Steel, which was acquired in May 2024. Gross margin was 19.7% for the six months ended March 31, 2025, compared to 15.0% for the prior year period. The increase in gross margin was primarily due to strategic price increases, as well as the acquisition of Central Steel. Operating income for the six months ended March 31, 2025 was approximately $3.4 million, compared to operating income of approximately $1.9 million in the prior year period.

Corporate and Other Segment
Revenue for the six months ended March 31, 2025 was approximately $63,000, a decrease of approximately $111,000, or 63.8%, compared to prior year period revenue of approximately $174,000. Operating loss was approximately $2.9 million and $4.1 million for the six months ended March 31, 2025 and 2024, respectively.
Adjusted EBITDA Reconciliation
The following table presents a reconciliation of net income to Adjusted EBITDA for the three and six months ended March 31, 2025 and 2024 (in 000's):

	For the Three Months Ended		For the Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Net income (loss)	$15,866	$(3,281)	$16,358	$(3,963)
Depreciation and amortization	4,401	4,188	8,816	8,483
Stock-based compensation	49	50	100	100
Interest expense, net	3,933	4,167	8,095	8,330
Income tax expense (benefit)	5,237	(1,217)	5,318	(1,441)
Gain on extinguishment of debt	—	—	(713)	—
Gain on modification of seller note	(22,784)	—	(22,784)	—
Gain on settlement of earnout liability	—	—	(2,840)	—
Acquisition costs	—	468	—	874
Debt acquisition costs	—	—	—	183
Other non-recurring charges	(256)	82	(159)	587
Adjusted EBITDA	$6,446	$4,457	$12,191	$13,153
Adjusted EBITDA for the quarter ended March 31, 2025 was approximately $6.4 million, an increase of approximately $2.0 million, or 44.6%, compared to the prior year period. The increase is primarily due to decreases in operating expenses targeted cost reduction initiatives.
Adjusted EBITDA for the six months ended March 31, 2025 was approximately $12.2 million, a decrease of approximately $1.0 million, or 7.3%, compared to the prior year period. The decrease is primarily due to a decrease in gross profit.
Liquidity and Capital Resources
As of March 31, 2025, we had total cash on hand of approximately $6.9 million and approximately $19.7 million of available borrowing under our revolving credit facilities. As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature, and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
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
Working Capital
We had working capital of approximately $49.1 million as of March 31, 2025, as compared to working capital of approximately $52.3 million as of September 30, 2024; a decrease of approximately $3.2 million. The decrease is primarily due to increases in accrued liabilities, the current portion of long-term debt, and the current portion of operating lease obligations, and a decrease in income taxes receivable, partially offset by decreases in the current portion of notes payable to related parties and accounts payable, and an increase in accounts receivable.

Cash Flows from Operating Activities
The Company’s cash, as of March 31, 2025, was approximately $6.9 million compared to approximately $4.6 million as of September 30, 2024, an increase of approximately $2.3 million. Net cash provided by operations was approximately $9.6 million and $2.1 million for the six months ended March 31, 2025 and 2024, respectively. The increase was primarily due to collections of accounts receivable and reduction in inventory, partially offset by decreases in income taxes payable.
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
Cash Flows from Investing Activities
Our cash flows used in investing activities of approximately $4.3 million for the six months ended March 31, 2025 consisted of purchases of property and equipment. Our cash flows used in investing activities of approximately $4.9 million for the six months ended March 31, 2024 consisted of the acquisitions of CRO by Flooring Liquidators, and Johnson by CRO, and purchases of property and equipment.
Cash Flows from Financing Activities
Our cash flows used in financing activities of approximately $3.0 million during the six months ended March 31, 2025 consisted of payments on notes payable of approximately $3.4, payments for finance leases of approximately $2.0 million, cash paid for the settlement of seller notes of approximately $1.9 million, net borrowings under revolver loans of approximately $1.3 million, payments of related party notes payable of $0.6 million, and purchases of treasury stock of approximately $0.4 million, partially offset by net borrowings under related party revolver loans of approximately $4.3 million, proceeds from the issuance related party notes payable of approximately $1.9 million, and proceeds from the issuance of notes payable of approximately $0.5 million.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2025, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures. We carried out an evaluation, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based

upon that evaluation, we concluded that, as of March 31, 2025, the period covered in this report, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting further described below.
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
Our management assessed the design and effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal controls over financial reporting were ineffective as of March 31, 2025. Management noted the following deficiency that management believes to be a material weakness:
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
There were no changes in our internal control over financial reporting that occurred during the six months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors
None.
ITEM 2. Unregistered Sales of Equity Securities and Use of funds
On June 4, 2024, the Company announced a $10 million common stock repurchase program which will remain effective until May 31, 2025, unless extended, canceled , or modified by the Company's Board of Directors. During the three months ended March 31, 2025, the Company made the following repurchases:

Month	Number of Shares Purchased	Average Purchase Price Paid	Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Amount that May be Purchased Under the Announced Plan or Program
January 2025	9,243	$9.68	9,243	$9,749,315
February 2025	6,503	$8.61	6,503	$9,693,303
March 2025	15,577	$7.31	15,577	$9,579,497
Totals	31,323	$8.28	31,323	$9,579,497
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
The following exhibits are filed with or incorporated by reference into this Quarterly Report.

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1		Amended and Restated Articles of Incorporation	8-K	001-33937	3.1	08/15/07
3.2		Certificate of Change	8-K	001-33937	3.1	09/07/10
3.3		Certificate of Correction	8-K	001-33937	3.1	03/11/13
3.4		Certificate of Change	10-Q	001-33937	3.1	02/14/14
3.5		Articles of Merger	8-K	001-33937	3.1.4	10/08/15
3.6		Certificate of Change	8-K	001-33937	3.1.5	11/25/16
3.7		Certificate of Designation for Series B Convertible Preferred Stock filed with Secretary of State for the State of Nevada on December 23, 2016, and effective as of December 27, 2016	10-K	001-33937	3.1.6	12/29/16
3.8		Bylaws	10-Q	001-33937	3.8	08/14/18
10.138	*	Second Amendment to Securities Purchase Agreement by and among Flooring Affiliated Holdings, LLC, and Stephen J. Kellogg, individually, dated January 18, 2023, as amended February 25, 2025.
10.139	*
Second Amendment to the Subordinated Promissory Note dated January 18, 2023 issued by Flooring Affiliated Holdings, LLC in favor of (i) the Stephen J. Kellogg Revocable Trust Dated April 17, 2015, (ii) the Kaitlyn Kellogg 2022 Irrevocable Trust, (iii) the Augustus Kellogg 2022 Irrevocable Trust, and (iv) the Kellogg 2022 Family Irrevocable Nevada Trust, as amended February 25, 2025.

10.140	*	Amended and Restated Employment Agreement by and between Flooring Liquidators, Inc. and Stephen J. Kellogg, dated January 18, 2023, as amended February 25, 2025.
31.1	*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
_________________________
*Filed herewith
†    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Ventures Incorporated

Dated: May 8, 2025	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2025	/s/ David Verret
Chief Financial Officer
(Principal Financial Officer)