Form 10-Q
period 2025-06-30
LIVE VENTURES Inc
filed 2025-08-08
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
_________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, par value $0.001 per share, outstanding as of August 1, 2025 was 3,071,656.

INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2025

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE VENTURES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share amounts)

	June 30, 2025	September 30, 2024
	(Unaudited)
Assets
Cash	$7,625	$4,601
Trade receivables, net of allowance for doubtful accounts of $1.3 million at June 30, 2025 and $1.5 million at September 30, 2024	39,038	46,861
Inventories, net	120,456	126,350
Prepaid expenses and other current assets	2,766	4,123
Total current assets	169,885	181,935
Property and equipment, net	78,685	82,869
Right of use asset - operating leases	55,168	55,701
Deposits and other assets	1,238	787
Intangible assets, net	21,336	25,103
Goodwill	61,152	61,152
Total assets	$387,464	$407,547
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$25,109	$31,002
Accrued liabilities	31,232	31,740
Income taxes payable	1,230	948
Current portion of lease obligations - operating leases	12,385	12,885
Current portion of lease obligations - finance leases	562	368
Current portion of long-term debt	31,838	43,816
Current portion of notes payable related parties	900	6,400
Current portion of seller notes - related parties	—	2,500
Total current liabilities	103,256	129,659
Long-term debt, net of current portion	51,748	54,994
Lease obligation long term - operating leases	47,457	50,111
Lease obligation long term - finance leases	42,265	41,677
Notes payable related parties, net of current portion	16,599	4,934
Seller notes - related parties	18,214	40,361
Deferred tax liability	11,198	6,267
Other non-current obligations	2,470	6,655
Total liabilities	293,207	334,658
Commitments and contingencies
Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 47,840 shares issued and outstanding at June 30, 2025 and September 30, 2024, with a liquidation preference of $0.30 per share outstanding	—	—
Common stock, $0.001 par value, 10,000,000 shares authorized, 3,071,656 and 3,131,360 shares issued and outstanding at June 30, 2025 and September 30, 2024, respectively	2	2
Paid in capital	75,798	69,692
Treasury stock common 754,391 and 694,687 shares as of June 30, 2025 and September 30, 2024, respectively	(9,600)	(9,072)
Treasury stock Series E preferred 80,000 shares as of June 30, 2025 and September 30, 2024	(7)	(7)
Retained earnings	28,064	12,274
Total stockholders' equity	94,257	72,889
Total liabilities and stockholders' equity	$387,464	$407,547
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(dollars in thousands, except per-share amounts)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Revenue	$112,530	$123,878	$331,051	$360,097
Cost of revenue	74,243	86,833	222,254	251,258
Gross profit	38,287	37,045	108,797	108,839

Operating expenses:
General and administrative expenses	26,275	30,062	84,667	87,565
Sales and marketing expenses	4,009	5,852	13,273	17,440
Total operating expenses	30,284	35,914	97,940	105,005
Operating income	8,003	1,131	10,857	3,834
Other income (expense):
Interest expense, net	(3,854)	(4,233)	(11,949)	(12,563)
Gain on extinguishment of debt	—	—	713	—
Gain on settlement of earnout liability	—	—	2,840	—
Gain on modification of seller note	—	—	22,784	—
Gain on settlement of holdback liability	1,282	—	1,186	—
Gain on Employee Retention Credits	1,469	—	1,824	—
Loss on disposition of Johnson	—	(301)	—	(301)
Other income (expense)	555	(420)	876	(197)
Total other (expense) income, net	(548)	(4,954)	18,274	(13,061)
Income (loss) before provision for income taxes	7,455	(3,823)	29,131	(9,227)
Provision for (benefit from) income taxes	2,067	(968)	7,385	(2,409)
Net income (loss)	$5,388	$(2,855)	$21,746	$(6,818)

Income (loss) per share:
Basic	$1.75	$(0.91)	$7.01	$(2.16)
Diluted	$1.24	$(0.91)	$4.97	$(2.16)

Weighted average common shares outstanding:
Basic	3,081,970	3,140,191	3,101,646	3,153,034
Diluted	4,356,355	3,140,191	4,376,031	3,153,034
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Nine Months Ended June 30,
	2025	2024
Operating Activities:
Net income (loss)	$21,746	$(6,818)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	13,362	12,832
Amortization of seller note discount	1,120	2,048
Gain on settlement of holdback liability	(1,186)	—
Gain on extinguishment of debt	(713)	—
Loss on disposal of fixed assets	339	—
Loss on disposition of Johnson	—	301
Gain on settlement of earnout liability	(2,840)	—
Gain on modification of seller note	(22,784)	—
Amortization of debt issuance cost	38	64
Stock based compensation expense	150	274
Amortization of right-of-use assets	2,937	2,913
Change in deferred income taxes	4,931	(4,175)
Change in reserve for uncollectible accounts	(151)	(396)
Change in reserve for obsolete inventory	1,921	2,065
Changes in assets and liabilities, net of acquisitions:
Trade receivables	7,974	(3,216)
Inventories	3,973	3,274
Prepaid expenses and other current assets	1,359	1,324
Deposits and other assets	(453)	(167)
Accounts payable	(5,893)	1,649
Accrued liabilities	(4,204)	164
Income taxes payable/receivable	282	1,741
Net cash provided by operating activities	21,908	13,877

Investing Activities:
Acquisition of CRO	—	(1,034)
Acquisition of Johnson	—	(500)
Acquisition of Midwest Grinding	—	(1,000)
Acquisition of Central Steel, net of cash received	—	(10,474)
Purchase of property and equipment	(5,753)	(4,994)
Net cash used in investing activities	(5,753)	(18,002)

Financing Activities:
Net (payments) borrowings under revolver loans	(9,290)	1,990
Proceeds from failed sales and leaseback transaction	—	7,869
Cash paid for net settlement of stock option exercise	—	(20)
Proceeds from issuance of notes payable	496	2,711
Payments on notes payable	(5,248)	(5,064)
Proceeds from issuance of related party notes payable	1,932	—
Payments on related party notes payable	(2,900)	(900)
Net borrowings under related party revolver loans	7,080	1,300
Purchase of common treasury stock	(528)	(862)
Payments on financing leases	(2,741)	(2,497)
Cash paid for settlement of seller notes	(1,932)	—
Net cash (used in) provided by financing activities	(13,131)	4,527

Change in cash	3,024	402
Cash, beginning of period	4,601	4,309
Cash, end of period	$7,625	$4,711

Supplemental cash flow disclosures:
Interest paid	$10,684	$10,306
Income taxes paid, net	$2,195	$—
Noncash financing and investing activities:
Noncash in-substance distribution	$5,956	$—
Noncash stock option exercise	$—	$94
PMW goodwill adjustment	$—	$233
Noncash items related to Central Steel acquisition	$—	$3,400
Noncash items related to CRO acquisition	$—	$725
Noncash items related to Johnson acquisition	$—	$1,501
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
(dollars in thousands)

	Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Retained Earnings	Total Equity
Balance, September 30, 2024	47,840	$—	3,131,360	$2	$69,692	$(7)	$(9,072)	$12,274	$72,889
Stock based compensation	—	—	—	—	51	—	—	—	51
Purchase of common treasury stock	—	—	(15,686)	—	—	—	(157)	—	(157)
Net income	—	—	—	—	—	—	—	492	492
Balance, December 31, 2024	47,840	$—	3,115,674	$2	$69,743	$(7)	$(9,229)	$12,766	$73,275
Stock based compensation	—	—	—	—	49	—	—	—	49
Purchase of common treasury stock	—	—	(31,323)	—	—	—	(259)	—	(259)
Net income	—	—	—	—	—	—	—	15,866	15,866
Balance, March 31, 2025	47,840	$—	3,084,351	$2	$69,792	$(7)	$(9,488)	$28,632	$88,931
Stock based compensation	—	—	—	—	50	—	—	—	50
Purchase of common treasury stock	—	—	(12,695)	—	—	—	(112)	—	(112)
In-substance distribution	—	—	—	—	5,956	—	—	(5,956)	—
Net income	—	—	—	—	—	—	—	5,388	5,388
Balance, June 30, 2025	47,840	$—	3,071,656	$2	$75,798	$(7)	$(9,600)	$28,064	$94,257

	Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Retained Earnings	Total Equity
Balance, September 30, 2023	47,840	$—	3,164,330	$2	$69,387	$(7)	$(8,206)	$38,959	$100,135
Stock based compensation	—	—	—	—	50	—	—	—	50
Purchase of common treasury stock	—	—	(4,346)	—	—	—	(106)	—	(106)
Net loss	—	—	—	—	—	—	—	(682)	(682)
Balance, December 31, 2023	47,840	$—	3,159,984	$2	$69,437	$(7)	$(8,312)	$38,277	$99,397
Purchase of common treasury stock	—	—	(11,849)	—	—	—	(298)	—	(298)
Stock based compensation	—	—	—	—	50	—	—	—	50
Net loss	—	—	—	—	—	—	—	(3,281)	(3,281)
Balance, March 31, 2024	47,840	$—	3,148,135	$2	$69,487	$(7)	$(8,610)	$34,996	$95,868
Stock based compensation	—	—	—	—	175	—	—	—	175
Stock option exercise	—	—	1,654	—	—	—	—	—	—
Taxes paid on net settlement of stock options exercised	—	—	—	—	$(20)	—	—	—	(20)
Purchase of common treasury stock	—	—	(18,156)	—	—	—	(458)	—	(458)
Net loss	—	—	—	—	—	—	—	$(2,855)	(2,855)
Balance, June 30, 2024	47,840	$—	3,131,633	$2	$69,642	$(7)	$(9,068)	$32,141	$92,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2025 AND 2024
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
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended June 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2025. The financial information included in these statements should be read in conjunction with the condensed consolidated financial statements and related notes thereto as of September 30, 2024 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 19, 2024 (the “2024 Form 10-K”).
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
Flooring and Steel Manufacturing Segments
The Flooring Manufacturing Segment derives revenue primarily from the sale of carpet and hard surface flooring products, including shipping and handling amounts. The Steel Manufacturing Segment derives revenue primarily from the sale of steel plates, ground flat stock and drill rods, fabricated products, and tooling, including shipping and handling amounts. Revenue for these segments generally contains a single performance obligation and is recognized at the point title passes to the customer. At the time revenue is recognized, the Company records a provision for the estimated amount of future returns based primarily on historical experience and any known trends or conditions that exist at the time revenue is recognized. Revenue is recorded net of taxes collected from customers. All direct costs are either paid or accrued for in the period in which the sale is recorded.
Spare Parts
For spare parts sales, the Company transfers control and recognizes a sale when it ships the product to the customer or when the customer receives the product based upon agreed shipping terms. Each unit sold is considered an independent, unbundled performance obligation. The Company has no additional performance obligations other than spare parts sales that are material in the context of the contract. The amount of consideration received and revenue recognized varies due to sales incentives and returns offered to customers. When customers retain the right to return eligible products, the Company reduces revenue for the estimate of the expected returns, which is primarily based on an analysis of historical experience.
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
In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”) which requires entities to (i) disclose amounts of (a) purchase of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil-and gas-producing activities, (ii) include certain amounts that are already required to be disclosed under U.S. GAAP in the same disclosures as other disaggregation requirements, (iii) disclose a qualitative description of the amounts remaining in relevant expense captions that are not necessarily disaggregated quantitatively, and (iv) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expense. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating ASU 2024-03 to determine the impact it may have on its consolidated financial statements.
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
The table below outlines the purchase price allocation for the purchase of Central Steel to the acquired identifiable assets, liabilities assumed, and goodwill as of June 30, 2025 (in $000’s):

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
The table below outlines the purchase price allocation of the purchase for CRO to the acquired identifiable assets, liabilities assumed and goodwill (in $000’s):

Total purchase price	$1,423
Accounts payable	770
Accrued liabilities	1,298
Total liabilities assumed	2,068
Total consideration	3,491
Accounts receivable	259
Inventory	1,406
Property, plant and equipment	261
Intangible assets	1,190
Other assets	286
Total assets acquired	3,402
Total goodwill	$89

Note 4:    Inventory
The following table details the Company's inventory as of June 30, 2025 and September 30, 2024 (in $000's):

Inventory, net	June 30, 2025	September 30, 2024
Raw materials	$29,404	$31,994
Work in progress	8,872	7,581
Finished goods	49,925	49,264
Merchandise	40,600	43,935
	128,801	132,774
Less: Inventory reserves	(8,345)	(6,424)
Total inventory, net	$120,456	$126,350

Note 5:    Property and Equipment
The following table details the Company's property and equipment as of June 30, 2025 and September 30, 2024 (in $000's):

	June 30, 2025	September 30, 2024
Property and equipment, net:
Land	$3,469	$3,469
Building and improvements	41,333	40,490
Transportation equipment	3,037	2,765
Machinery and equipment	75,483	73,309
Furnishings and fixtures	6,380	6,301
Office, computer equipment and other	4,486	4,285
	134,188	130,619
Less: Accumulated depreciation	(55,503)	(47,750)
Total property and equipment, net	$78,685	$82,869
Depreciation expense was $3.3 million and $3.1 million for the three months ended June 30, 2025 and 2024, respectively, and $9.6 million and $9.2 million for the nine months ended June 30, 2025 and 2024, respectively.
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
The following table details the Company's right of use assets and lease liabilities as of June 30, 2025 and September 30, 2024 (in $000's):

	June 30, 2025	September 30, 2024
Right of use asset - operating leases	$55,168	$55,701
Lease liabilities:
Current - operating	12,385	12,885
Current - finance	562	368
Long term - operating	47,457	50,111
Long term - finance	42,265	41,677
As of June 30, 2025, the weighted average remaining lease term for operating leases is 9.5 years. The Company's weighted average discount rate for operating leases is 9.8%. Total cash payments for operating leases for the nine months ended June 30, 2025 and 2024 were approximately $14.5 million and $13.8 million, respectively. Additionally, the Company recognized approximately $12.8 million in right of use assets and liabilities upon commencement of operating leases during the nine months ended June 30, 2025.

Total present value of future lease payments of operating leases as of June 30, 2025 (in $000's):

Twelve months ended June 30,
2026	$17,238
2027	14,270
2028	11,633
2029	8,842
2030	5,746
Thereafter	27,981
Total	85,710
Less implied interest	(25,868)
Present value of payments	$59,842
As of June 30, 2025, the weighted average remaining lease term for finance leases is 26.4 years. The Company's weighted average discount rate for finance leases is 11.3%. Total cash payments for finance leases for the nine months ended June 30, 2025 and 2024 were approximately $2.7 million and $2.5 million, respectively. Additionally, the Company recognized no right of use assets and liabilities upon commencement of finance leases during the nine months ended June 30, 2025.
The Company records finance lease right-of-use assets as property and equipment. The balance, as of June 30, 2025 and September 30, 2024 is as follows (in $000’s):

	June 30, 2025	September 30, 2024
Property and equipment, at cost	$27,102	$26,495
Accumulated depreciation	$(2,018)	$(1,662)
Property and equipment, net	$25,084	$24,833
Total present value of future lease payments of finance leases as of June 30, 2025 (in $000's):

Twelve months ended June 30,
2026	$4,172
2027	4,251
2028	4,363
2029	4,491
2030	4,532
Thereafter	122,833
Total	144,642
Less implied interest	(101,815)
Present value of payments	$42,827

Note 7:    Intangibles
The following table details the Company's intangibles as of June 30, 2025 and September 30, 2024 (in $000's):

	June 30, 2025	September 30, 2024
Intangible assets, net:
Intangible assets - Tradenames	$15,356	$15,356
Intangible assets - Customer relationships	13,599	14,799
Intangible assets - Other	4,330	4,330
	33,285	34,485
Less: Accumulated amortization	(11,949)	(9,382)
Total intangibles, net	$21,336	$25,103
Amortization expense was $1.3 million and $1.2 million for the three months ended June 30, 2025 and 2024, respectively, and $3.8 million and $3.7 million for the nine months ended June 30, 2025 and 2024, respectively.
The following table summarizes estimated future amortization expense related to intangible assets that have net balances (in $000’s):

Twelve months ending June 30,
2026	$5,027
2027	4,929
2028	4,739
2029	4,161
2030	2,389
Thereafter	91
$21,336
Note 8:    Goodwill
The following table details the Company's goodwill as of September 30, 2024 and June 30, 2025 (in $000's):

	Retail - Entertainment	Retail - Flooring	Flooring Manufacturing	Steel Manufacturing	Total
September 30, 2024	36,947	13,451	807	9,947	61,152
June 30, 2025	$36,947	$13,451	$807	$9,947	$61,152

Note 9:     Accrued Liabilities
The following table details the Company's accrued liabilities as of June 30, 2025 and September 30, 2024 (in $000's):

	June 30, 2025	September 30, 2024
Accrued liabilities:
Accrued payroll and bonuses	$7,286	$8,125
Accrued sales and use taxes	1,323	1,326
Accrued customer deposits	4,115	4,675
Accrued gift card and escheatment liability	2,024	1,986
Accrued overdrafts	948	890
Accrued rent	982	883
Accrued inventory	5,471	6,722
Accrued professional fees	2,501	2,644
Accrued expenses - other	6,582	4,489
Total accrued liabilities	$31,232	$31,740
Note 10:     Long-Term Debt
Long-term debt as of June 30, 2025 and September 30, 2024 consisted of the following (in $000's):

	June 30, 2025	September 30, 2024
Revolver loans	$50,909	$60,199
Equipment loans	10,554	13,346
Term loans	9,319	10,465
Other notes payable	13,246	15,227
Total notes payable	84,028	99,237
Less: unamortized debt issuance costs	(442)	(427)
Net amount	83,586	98,810
Less: current portion	(31,838)	(43,816)
Total long-term debt	$51,748	$54,994
Future maturities of long-term debt at June 30, 2025, are as follows which does not include related party debt separately stated (in $000's):

Twelve months ending June 30,
2026	$31,838
2027	36,187
2028	3,591
2029	1,621
2030	1,601
Thereafter	8,748
Total future maturities of long-term debt	$83,586
Bank of America Revolver Loan
On January 31, 2020, as amended on July 25, 2025, Marquis entered into an amended $28.0 million revolving credit agreement (“BofA Revolver”) with Bank of America Corporation (“BofA”). The BofA Revolver is an asset-based facility that is secured by substantially all of Marquis’ assets. Availability under the BofA Revolver is subject to a monthly borrowing base calculation. Marquis’ ability to borrow under the BofA Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with BofA. The BofA Revolver has a variable interest rate and matures in July 2026. As of June 30, 2025 and September 30, 2024, the outstanding balance was approximately $14.6 million and $17.6 million, respectively.
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
As of June 30, 2025 and September 30, 2024, the outstanding balance on the revolving loan was approximately $21.9 million and $21.3 million, respectively, and the outstanding balance on the original M&E lending, which is documented as a term note, was approximately $1.5 million and $1.8 million, respectively. The revolving loan has a variable interest rate and matures in January 2027. As of June 30, 2025 and September 30, 2024, the outstanding balance on Kinetic Term Loan #1 was approximately $2.3 million and $2.7 million, respectively.
On April 12, 2023, in connection with its existing credit facility with Fifth Third Bank, Precision Marshall took an advance against its Capex term lending in the amount of approximately $1.4 million. Additionally, during June 2024, in connection with Kinetic's acquisition of Midwest Grinding (see Note 3), Precision Marshall took an additional advance against its Capex term lending in the amount of approximately $0.4 million. The loan matures January 2027 and bears interest on the same terms as for Capex lending as stated above. As of June 30, 2025 and September 30, 2024, the outstanding balance on the Capex loan was $1.8 million and $1.6 million, respectively.
Eclipse Business Capital Loans
In connection with the acquisition of Flooring Liquidators, on January 18, 2023, Flooring Liquidators entered into a credit facility with Eclipse Business Capital, LLC (“Eclipse”). The facility consists of $25.0 million in revolving credit (“Eclipse Revolver”) and $3.5 million in M&E lending (“Eclipse M&E”). The Eclipse Revolver is a three-year, asset-based facility that is secured by substantially all of Flooring Liquidators’ assets. Availability under the Eclipse Revolver is subject to a monthly borrowing base calculation. Flooring Liquidators’ ability to borrow under the Eclipse Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with Eclipse. The Eclipse Revolver bears interest at 3.5% per annum in excess of Adjusted Term SOFR. The Eclipse M&E loan bears interest at 6.0% per annum in excess of Adjusted Term SOFR prior to April 1, 2023, and 5.0% per annum in excess of Adjusted Term SOFR after April 1, 2023. The credit facility matures in January 2026. As of June 30, 2025 and September 30, 2024, the outstanding balance on the Eclipse Revolver was approximately $7.2 million and $9.3 million, respectively, and the outstanding balance on the Eclipse M&E loan was approximately $1.2 million and $1.8 million, respectively.
Loan with Fifth Third Bank (PMW)
In connection with the acquisition of PMW, on July 20, 2023, as amended on March 5, 2025, PMW entered into a revolving credit facility (the “Revolving Credit Facility”) with Fifth Third Bank. The facility consists of $15.0 million in revolving credit (the “Fifth Third Revolver”) and approximately $5.0 million in M&E lending (the “Fifth Third M&E Loan”). The Fifth Third Revolver is a three-year, asset-based facility that is secured by substantially all of PMW's assets. Availability under the Fifth Third Revolver is subject to a monthly borrowing base calculation. PMW's ability to borrow under the Fifth Third Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with Fifth Third Bank. Loans made under the Revolving Credit Facility are considered Reference Rate Loans, and bear interest at a rate equal to the sum of the Reference Rate plus the Applicable Margin. Reference Rate means the greater of (a) 3.0% or (b) the Lender’s publicly announced prime rate (which is not intended to be Lender’s lowest or most favorable rate in effect at any time) in effect from time to time. The Applicable Margin for revolving loans is zero, while for the Fifth Third M&E Loan or any capital expenditure term loan, it is 50 basis points (0.5%). The credit facility matures in July 2026. As of June 30, 2025 and September 30, 2024, the outstanding balance on the Fifth Third Revolver was approximately $7.2 million and $10.1 million, respectively, and the balance on the Fifth Third M&E Loan was approximately $3.6 million and $4.1 million, respectively.
Bank Midwest Revolver Loan
On October 17, 2024, Vintage entered into an amended $10.0 million credit agreement with Bank Midwest (“Bank Midwest Revolver”). The amended Bank Midwest Revolver accrues interest daily on the outstanding principal at a rate of the greater of (a) the one-month forward-looking term rate based on SOFR, plus 2.36% per annum, or (b) 5.0% per annum, and matures on October 17, 2025. As of June 30, 2025 and September 30, 2024, the outstanding balance on the Bank Midwest Revolver was $0 and $1.9 million, respectively.
Note payable to JCM Holdings
During October 2020, Marquis purchased a manufacturing facility, which it had previously leased, for approximately $2.5 million. Marquis entered into a $2.0 million loan agreement, secured by the facility, with the seller of the facility, in order to complete the purchase of the facility. The loan bears interest at 6.0%, due monthly, and matures January 2030. As of June 30, 2025 and September 30, 2024, the outstanding principal balance was approximately $1.1 million and $1.3 million, respectively.
Note Payable to Store Capital Acquisitions, LLC
On June 14, 2016, Marquis entered into a transaction with Store Capital Acquisitions, LLC. The transaction included a sale-leaseback of land owned by Marquis and a loan secured by the improvements on such land. The total aggregate proceeds received from the sale of the land and the loan was $10.0 million, which consisted of approximately $0.6 million from the sale of the land and a note payable of approximately $9.4 million. In connection with the transaction, Marquis entered into a lease with a 15-year term commencing on the closing of the transaction, which provides Marquis with an option to extend the lease upon the expiration of its term. The initial annual lease rate is $60,000. The proceeds from this transaction were used to pay down the BofA Revolver and Term loans, and related party loan, as well as to purchase a building from the previous owners of Marquis that was not purchased in the July 2015 transaction. The note payable bears interest at 9.3% per annum, with principal and interest due monthly. The note payable matures June 13, 2056. For the first five years of the note payable, there is a pre-payment penalty of 5.0%, which declines by 1.0% for each year the loan remains unpaid for the next five years. At the end of ten years, there is no pre-payment penalty. In connection with the note payable, Marquis incurred approximately $458,000 in transaction costs that are being recognized as a debt issuance cost and are being amortized and recorded as interest expense over the term of the note payable. The remaining principal balance was approximately $8.7 million and $9.0 million as of June 30, 2025 and September 30, 2024, respectively.
Equipment Loans
On June 20, 2016 and August 5, 2016, Marquis entered into a transaction that provided for a master agreement and separate loan schedules (the “Equipment Loans”) with Banc of America Leasing & Capital, LLC that provided for the following as of June 30, 2025:
Note #5 is for approximately $4.0 million, secured by equipment. The Equipment Loan #5 was due December 2024, payable in 84 monthly payments of $55,000 beginning January 2018, bearing interest at 4.7% per annum. As of June 30, 2025 and September 30, 2024, the balance was approximately $0 and $164,000, respectively.
Note #7 is for $5.0 million, secured by equipment. The Equipment Loan #7 is due February 2027, payable in 84 monthly payments of $59,000 beginning March 2020, with the final payment of $809,000, bearing interest at 3.2% per annum. As of June 30, 2025 and September 30, 2024, the balance was approximately $1.9 million and $2.3 million, respectively.
Note #8 is for approximately $3.4 million, secured by equipment. The Equipment Loan #8 is due September 2027, payable in 84 monthly payments of $46,000 beginning October 2020, bearing interest at 4.0%. As of June 30, 2025 and September 30, 2024, the balance was approximately $1.2 million and $1.6 million, respectively.
In December 2021, Marquis funded the acquisition of $5.5 million of new equipment under Note #9 of its master agreement. The Equipment Loan #9, which is secured by the equipment, matures December 2026, and is payable in 60 monthly payments of $92,000 beginning January 2022, with the final payment in the amount of approximately $642,000, bearing interest at 3.75% per annum. As of June 30, 2025 and September 30, 2024, the balance was approximately $2.1 million and $2.9 million, respectively.
In December 2022, Marquis funded the acquisition of $5.7 million of new equipment under Note #10 of its master agreement. The Equipment Loan #10, which is secured by the equipment, matures December 2029, and is payable in 84 monthly payments of $79,000, beginning January 2023, with the final payment in the amount of approximately $650,000, bearing interest at 6.5%. As of June 30, 2025 and September 30, 2024, the balance was approximately $4.1 million and $4.6 million, respectively.
Loan Covenant Compliance
As of June 30, 2025, the Company was in compliance with all covenants under its existing revolving and other loan agreements.
Note 11:     Notes Payable-Related Parties
Long-term debt payable to related parties (see Note 16) as of June 30, 2025 and September 30, 2024 consisted of the following (in $000's):

	June 30, 2025	September 30, 2024
Isaac Capital Group, LLC, 12.5% interest rate, matures May 2025	$—	$2,000
Isaac Capital Group, LLC, 12% interest rate, matures December 2029	2,645	—
Spriggs Investments, LLC, 10% interest rate, matures July 2025	—	800
Spriggs Investments, LLC for Flooring Liquidators, 12% interest rate, matures July 2025	900	1,000
Isaac Capital Group, LLC revolver, 12% interest rate, matures April 2030	9,680	2,600
Isaac Capital Group, LLC for Flooring Liquidators, 12% interest rate, matures January 2028	5,000	5,000
Total notes payable - related parties	18,225	11,400
Less: unamortized debt issuance costs	(726)	(66)
Net amount	17,499	11,334
Less: current portion	(900)	(6,400)
Total long-term portion, related parties	$16,599	$4,934
Future maturities of related party notes at June 30, 2025 are as follows (in $000’s):

Twelve months ending June 30,
2026	$900
2028	4,948
2029	1,971
2030	9,680
Total future maturities of long-term debt, related parties	$17,499

Note 12: Related Party Seller Notes
Seller notes as of June 30, 2025 and September 30, 2024 consisted of the following (in $000’s):

	June 30, 2025	September 30, 2024
Related Party Seller Notes
Seller of PMW, 8.0% interest rate, matures July 2028	$—	$2,500
Seller of Kinetic, 7.0% interest rate, matures September 2027	3,000	3,000
Seller of Central Steel, 8.0% interest rate, matures May 2029	1,100	1,100
Seller of Flooring Liquidators, 8.24% interest rate, matures January 2028	—	$34,000
Seller of Flooring Liquidators, 8.24% interest rate, matures February 2028	15,000	—
Total Related Party Seller Notes	19,100	40,600
Unamortized debt premium (discount)	(886)	2,261
Net amount	18,214	42,861
Less current portion	—	(2,500)
Long-term portion of seller notes payable	$18,214	$40,361
Future maturities of seller notes at June 30, 2025 are as follows (in $000’s):

Twelve months ending June 30,
2027	$3,000
2028	14,114
2029	1,100
Total	$18,214
Note Payable to the Seller of PMW
In connection with the purchase of PMW, on July 20, 2023, the Company entered into a consulting agreement with the previous owner of PMW to serve as its part-time President and Chief Executive Officer. The consulting agreement shall terminate upon the later of (i) sellers’ receipt of earn-out payments in an aggregate amount equal to $3.0 million and (ii) the full satisfaction and payment of all amounts due and that are to become due under the seller note, unless earlier terminated in accordance with the terms set forth in the consulting agreement. Additionally, PMW entered into two seller financed loans, in the aggregate amount of $2.5 million, which are fully guaranteed by the Company (the "Seller Financed Loans"). The Seller Financed Loans bear interest at 8.0% per annum, with interest payable quarterly in arrears.
On December 24, 2024, the Company entered into a Settlement Agreement and Release (“Settlement Agreement”) to settle the Seller Financed Loans of $2.5 million, plus accrued interest of approximately $0.1 million, for approximately $1.9 million with the previous owners of PMW. The funds to settle the loans were borrowed from Isaac Capital Group, LLC (“ICG”) (see Note 16). The Company evaluated this transaction under ASC 470-50 “Debt - Modification and Extinguishment”, and concluded that, because PMW was legally released as the primary obligor, and has no other debt with these lenders, this transaction should be accounted for as a debt extinguishment. As such, the Company recorded a gain on extinguishment of debt in the amount of approximately $0.7 million. Additionally, under the Settlement Agreement, the Company was released of claims for earnout payments, as stipulated under the Stock Purchase Agreement. Consequently, the Company recorded a gain on settlement of the earnout liability in the amount of approximately $2.8 million. As of June 30, 2025 and September 30, 2024, the carrying value of the seller financed loans was $0 and $2.5 million, respectively.
Note Payable to the Sellers of Kinetic
In connection with the purchase of Kinetic, on June 28, 2022, Kinetic entered into an employment agreement with the previous owner of Kinetic to serve as its Head of Equipment Operations. The employment agreement is for an initial term of five years and shall be automatically extended in 90-day increments unless either party provides notice as required under the agreement. Additionally, Precision Marshall entered into a seller financed loan in the amount of $3.0 million with the previous owner of Kinetic. The Sellers Subordinated Acquisition Note bears interest at 7.0% per annum, with interest payable quarterly in arrears. The Sellers Subordinated Acquisition Note has a maturity date of September 27, 2027. As of June 30, 2025 and September 30, 2024, the remaining principal balance was $3.0 million.
Note Payable to the Seller of Central Steel
In connection with the purchase of Central Steel, on May 15, 2024 (see Note 3), Precision Marshall entered into an employment agreement with the previous owner of Central Steel to serve as its President. The employment agreement is for an initial term of two years and shall be deemed to be automatically extended, upon the same terms and conditions, for a period of one year, unless either party provides written notice of its or his intention not to extend the term at least 90 days prior to the end of the initial term. Additionally, Precision Marshall entered into a seller financed loan in the amount of $1.1 million with the previous owner of Central Steel (the "Sellers Subordinated Promissory Note"). The Sellers Subordinated Promissory Note bears interest at 8.0% per annum, with interest payable quarterly in arrears. The Sellers Subordinated Promissory Note has a maturity date of May 15, 2029. As of June 30, 2025 and September 30, 2024, the remaining principal balance was $1.1 million.
Note Payable to the Seller of Flooring Liquidators
In connection with the purchase of Flooring Liquidators, on January 18, 2023, Flooring Liquidators entered into an employment agreement with the previous owner of Flooring Liquidators to serve as its Chief Executive Officer. The employment agreement was for an initial term of five years and automatically extended in 90-day increments unless either party provides notice as required under the agreement. Additionally, Flooring Affiliated Holdings, LLC, a Company subsidiary, entered into a seller financed mezzanine loan (the "Seller Note"), which was fully guaranteed by the Company, in the amount of $34.0 million with the previous owners of Flooring Liquidators. The Seller Note bore interest at the contractual rate of 8.24% per annum, with interest payable monthly in arrears beginning on January 18, 2024. The Seller Note had a maturity date of January 18, 2028. The fair value assigned to the Seller Note, as calculated by an independent third-party firm, was $31.7 million, or a discount of $2.3 million.
On February 25, 2025, Flooring Liquidators, Flooring Affiliated Holdings, and the Company entered into a binding Memorandum of Understanding (“MOU”) with the previous owner of Flooring Liquidators under which the principal amount of the Seller Note was reduced from $34.0 million to $15.0 million. The relevant portion of the MOU was later superseded by a Second Amendment to Secured Promissory Note.The Seller Note bears interest at 8.24% per annum effective January 1, 2025, and matures in February 2028, with interest payments due monthly beginning February 28, 2025. The Company determined that the fair value of the amended Seller Note was approximately $14.0 million, or a discount of $1.0 million. In an event of default under the Seller Note, or if the Company defaults in making any payment it is required to make pursuant to the Seller Note, the note holders may revoke the principal reduction, in which case the aggregate outstanding principal balance of the Seller Note will increase by $19 million to $34.0 million.
In addition to the reduction in the principal amount of the Seller Note, the MOU provides for the following:
•An increase in the existing holdback principal amount of approximately $0.5 million to $1.5 million, and that no further claims against the holdback shall be made or permitted. Under the MOU, the holdback bears interest at 8.24% per annum effective January 1, 2025, with interest payments due monthly beginning February 28, 2025. Full payment of the holdback principal is due in August 2025.
•The previous owner’s title was revised to be Founder and Vice President, his employment was made part-time, and he resigned from each other office and as director or manager of Flooring Liquidators and each of its related entities. Mr. Kellogg's tenure at Flooring Liquidators terminated effective May 13, 2025.
The Company evaluated this transaction under ASC 470-50 “Debt - Modification and Extinguishment”, and concluded that, because the change in present value of cash flows between the original and revised debt exceeds 10%, and the debt revision does not meet the accounting requirements for troubled debt restructuring, this transaction should be accounted for as a debt extinguishment. In connection with the debt extinguishment and the increase in the holdback principal amount, the Company recorded a gain of approximately $22.8 million. As of June 30, 2025 and September 30, 2024, the carrying value of the Seller Note was approximately $14.1 million and $36.3 million, respectively
Note 13:     Stockholders’ Equity
Series E Convertible Preferred Stock
As of June 30, 2025 and September 30, 2024, there were 47,840 shares of Series E Convertible Preferred Stock issued and outstanding.

Treasury Stock
As of June 30, 2025 and September 30, 2024, the Company had 754,391 and 694,687 shares of Treasury Stock, respectively. During the nine months ended June 30, 2025 and 2024, the Company repurchased 59,704 and 34,351 shares of its common stock for approximately $528,000 and $862,000, respectively. During the nine months ended June 30, 2025 and 2024, the average price paid per share was $8.85 and $25.09, respectively.
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
The following table summarizes stock option activity for the fiscal year ended September 30, 2024 and the nine months ended June 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2023	53,750	$21.51	1.54	$540
Granted	17,500	$40.00
Exercised	(6,250)	$15.00
Forfeited	(5,000)	$40.00
Outstanding at June 30, 2024	60,000	$26.04	1.54	$317
Exercisable at June 30, 2024	60,000	$26.04	1.54	$317

Outstanding at September 30, 2024	60,000	$26.04	1.29	$130
Forfeited	(60,000)	$26.04
Outstanding at June 30, 2025	0	$—	0.00	$—
Exercisable at June 30, 2025	0	$—	0.00	$—
The Company recognized compensation expense of approximately $50,000 and $0.2 million during the three months ended June 30, 2025 and 2024, respectively, and approximately $150,000 and $0.3 million during the nine months ended June 30, 2025 and 2024, related to stock option awards and restricted stock awards granted to certain employees and officers based on the grant date fair value of the awards, and the revaluation for existing options whereby the expiration date was extended.
As of June 30, 2025, the Company had approximately $0.5 million of unrecognized compensation expense associated with restricted stock awards.
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

The following table presents the computation of basic and diluted net earnings per share (in $000's):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Basic
Net income (loss)	$5,388	$(2,855)	$21,746	$(6,818)
Weighted average common shares outstanding	3,081,970	3,140,191	3,101,646	3,153,034
Basic earnings (loss) per share	$1.75	$(0.91)	$7.01	$(2.16)

Diluted
Net income (loss) applicable to common stock	$5,388	$(2,855)	$21,746	$(6,818)
Weighted average common shares outstanding	3,081,970	3,140,191	3,101,646	3,153,034
Add: Restricted stock units	29,116	—	29,116	—
Add: ICG convertible debt	1,245,030	—	1,245,030	—
Add: Series E Preferred Stock	239	—	239	—
Assumed weighted average common shares outstanding	4,356,355	3,140,191	4,376,031	3,153,034
Diluted earnings (loss) per share	$1.24	$(0.91)	$4.97	$(2.16)
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
Note 16: Related Party Transactions
Transactions with Isaac Capital Group, LLC
Jon Isaac, the Company’s President and Chief Executive Officer, is the President and sole member of ICG, and accordingly has sole voting and dispositive power over the shares held by ICG.
ICG Term Loan
During 2015, Marquis entered into a mezzanine loan in the amount of up to $7.0 million (the “ICF Loan”) with Isaac Capital Fund I, LLC (“ICF”), a private lender whose managing member is Jon Isaac. On July 10, 2020, (i) ICF released and discharged Marquis from all obligations under the loan, (ii) ICF assigned all of its rights and obligations under the instruments, documents, and agreements with respect to the ICF Loan to ICG, of which Jon Isaac, the Company’s President and Chief Executive Officer, is the sole member, and (iii) Live Ventures borrowed $2.0 million (the “ICG Loan”) from ICG. The ICG Loan accrued interest at 12.5% and matured in May 2025. As of June 30, 2025 and September 30, 2024, the outstanding balance on this note was $0 and $2.0 million, respectively.
ICG Revolving Promissory Note
On April 9, 2020, the Company, as borrower, entered into an unsecured revolving line of credit promissory note whereby ICG agreed to provide the Company with a $1.0 million revolving credit facility. On June 23, 2022, the amount of available revolving credit under the facility was increased to $6.0 million. No other terms of the Note were changed. On April 1, 2023, the Company entered into the Second Amendment of the ICG Revolver that extended the maturity date to April 8, 2024, increased the interest rate from 10% to 12% per annum, and decreased the amount of available revolving credit under the facility to $1.0 million. On January 11, 2024, the Company entered into the Third Amendment of the ICG Revolver that extended the maturity date to April 8, 2025 and increased the amount of available revolving credit under the facility to $5.0 million.

On Apr 8, 2025, the Company entered into the Fourth Amendment to the ICG Revolver, which (i) extended the maturity date to April 8, 2030, (ii) increased the maximum credit amount under the facility to $12.0 million, and (iii) established a Fixed Conversion Price of $7.85 per share for obligations outstanding under the ICG Revolver. The Company evaluated the amendment under ASC 470-50 and concluded that the transaction represented an extinguishment of the existing debt given that the amendment introduced a substantive conversion feature. Management assessed that the fair value of the amended instrument as of the amendment date. That assessment indicated that the fair value of the amended note, inclusive of the conversion feature, exceeded the fair value of the note without the conversion feature by approximately $6.0 million, which was treated as a non-cash capital contribution from the lender for accounting purposes because the lender was the majority shareholder of the Company. Accordingly, the Company recorded the excess as a distribution from Retained Earnings, with a corresponding credit to Additional Paid-In Capital, which is presented on the Condensed Consolidated Statements Of Changes In Stockholders’ Equity as an “In-Substance Distribution”.
As of June 30, 2025, Jon Isaac had the contractual right to acquire up to 1,245,030 shares of the Company’s common stock pursuant to the amended terms of the ICG Revolving Promissory Note (the “ICG Revolver”), as discussed below, based on the outstanding balance of the debt as of that date. As of June 30, 2025, no obligations under the ICG Revolver have been converted into the Company’s common stock. As of June 30, 2025 and September 30, 2024, the outstanding balance on the ICG Revolver was $9.7 million and $2.6 million, respectively.
ICG Flooring Liquidators Note
On January 18, 2023, in connection with the acquisition of Flooring Liquidators, Flooring Affiliated Holdings, LLC, a wholly-owned subsidiary of the Company, as borrower, entered into a promissory note for the benefit of ICG in the amount of $5.0 million (“ICG Flooring Liquidators Loan”). The ICG Flooring Liquidators Loan matures on January 18, 2028, and bears interest at 12%. Interest is payable in arrears on the last day of each calendar month. The note is fully guaranteed by the Company. As of June 30, 2025, the outstanding balance on this loan was $5.0 million.
ICG PMW Note
On Dec 14, 2024, in connection with the Settlement Agreement of the PMW Seller Financed Loans (see Note 12), the Company, as borrower, entered into a promissory note for the benefit of ICG in the amount of approximately $2.6 million (“ICG PMW Note”). The Company received proceeds of approximately $1.9 million from ICG, which was used to settle the loans plus accrued interest. The $0.7 million discount is being accreted to interest expense using the effective interest rate method, as required by U.S. GAAP, over the term of the note. The ICG PMW Note matures on Dec 17, 2029, and bears interest at the contractual rate of 12.0% per annum. Interest is payable in arrears on the first business day of each month commencing on January 2, 2025. As of June 30, 2025, the balance on this loan was approximately $2.6 million.
Transactions with Vintage Stock CEO
Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, a wholly owned subsidiary of the Company, is the sole member of Spriggs Investments, LLC (“Spriggs Investments”).
Spriggs Promissory Note I
On July 10, 2020, the Company executed a promissory note (the “Spriggs Promissory Note I”) in favor of Spriggs Investments that memorializes a loan by Spriggs Investments to the Company in the initial principal amount of $2.0 million (the “Spriggs Loan I”). The Spriggs Loan I originally matured on July 10, 2022; however, the maturity date was extended to July 10, 2023. The Spriggs Promissory Note I bears simple interest at a rate of 10.0% per annum. On January 19, 2023, the Company entered into a modification agreement of the Spriggs Loan I. Under the modification agreement, the Spriggs Promissory Note I will bear interest at a rate of 12.0% per annum, and the maturity date was extended to July 31, 2024. On February 29, 2024, the Company entered into a loan modification agreement of the Spriggs Loan I. Under the loan modification agreement, the Company was required to make a principal payment of $600,000 to Spriggs Investments within five business days following the effective date of the loan modification agreement, and make principal payments of not less than $300,000 each 90-day period thereafter, beginning on April 1, 2024, until the Spriggs Promissory Note I is fully repaid. Further, under the loan modification agreement, the maturity date of the Spriggs Promissory Note I was extended to July 31, 2025. All monthly payments under the original Spriggs Promissory Note I remain in effect through the maturity date as amended. As of June 30, 2025 and September 30, 2024, the principal amount owed was $0 and $0.8 million, respectively.

Spriggs Promissory Note II
On January 19, 2023, in connection with the acquisition of Flooring Liquidators, the Company executed a promissory note in favor of Spriggs Investments in the initial principal amount of $1.0 million (the “Spriggs Loan II”). The Spriggs Loan II matures on July 31, 2024, and bears interest at a rate of 12% per annum. On February 29, 2024, the Company entered into a loan modification agreement of the Spriggs Loan II. Under the loan modification agreement, upon full principal repayment of the Spriggs Promissory Note I (see above), the Company will make principal payments of not less than $300,000, per each 90-day period, until the Spriggs Loan II is fully repaid. Further, under the loan modification agreement, the maturity date of the Spriggs Loan II was extended to July 31, 2025. On July 30, 2025, the Company entered into a loan modification agreement of the Spriggs Loan II that extends the maturity date to July 31, 2026. All monthly payments under the original Spriggs Loan II remain in effect through the maturity date as amended. As of June 30, 2025 and September 30, 2024, the principal amount owed was $0.9 million and $1.0 million, respectively.
Transactions with ALT5 Sigma Corporation, formerly JanOne Inc.
Tony Isaac, a member of the Company's board of directors, and father of the Company's Chief Executive Officer, Jon Isaac, is the President and a director of ALT5 Sigma Corporation (“ALT5”), formerly JanOne Inc.
Lease Agreement
Customer Connexx LLC, formerly a subsidiary of ALT5, previously rented approximately 9,900 square feet of office space from the Company at its Las Vegas office, which totals 16,500 square feet. ALT5 paid the Company $28,000 and $35,000 in rent and other reimbursed expenses for three months ended June 30, 2025 and 2024, respectively, and $86,000 and $109,000 for the nine months ended June 30, 2025 and 2024, respectively.
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
Sieggreen Class Action
On August 13, 2021, Daniel E. Sieggreen, individually and on behalf of all others similarly situated claimants (the "Plaintiff"), filed a class action Complaint for violation of federal securities laws in the United States District Court for the District of Nevada, naming the Company, Jon Isaac, the Company's current President and Chief Executive Officer, and Virland Johnson, the Company's former Chief Financial Officer, as defendants (collectively, the "Company Defendants"). The allegations asserted are similar to those in the SEC Complaint. Among other sought relief, the complaint seeks damages in connection with the purchases and sales of the Company’s securities between December 28, 2016 and August 3, 2021. As of December 17, 2021, the judge granted a stipulation to stay proceedings pending the resolutions of the Motions to Dismiss in the SEC Complaint. On February 1, 2023, the final Motion to Dismiss relating to the SEC Complaint was denied, which was subsequently noticed in the Sieggreen action on February 2, 2023. Plaintiff filed an Amended Complaint on March 6, 2023. On May 5, 2023, the Company Defendants filed a Motion to Dismiss the Amended Complaint. The Motion to Dismiss was heard and granted with Leave to Amend on September 30, 2024. The Second Amended Complaint was filed on October 31, 2024. We filed a Motion to Dismiss the Second Amended Complaint on December 16, 2024 and the briefing is complete. A hearing on the motion has not been set.
Holdback Matter
On October 10, 2022, a representative for the former shareholders of Precision Industries, Inc. filed a civil complaint in the Court of Chancery of the State of Delaware. The complaint alleged that the Company violated the terms of an agreement and plan of merger dated July 14, 2020, by failing to pay the shareholders a certain indemnity holdback of $2,500,000. The Chancery Court dismissed that action for lack of jurisdiction. On January 12, 2023, the representative re-filed the same action in the United States District Court for the Western District of Pennsylvania. On October 26, 2023, the Company counterclaimed against the representative and all represented shareholders for fraudulently misrepresenting the seller’s inventory and accounting methodology and asserting damages in excess of $4,500,000. On April 10, 2024, the District Court dismissed the individual shareholders, leaving intact the Company's misrepresentation claims against the shareholder representative. The Court denied the plaintiff's Motion for Leave to Amend to assert statute of limitations defenses. On May 2, 2025, the parties entered into a Settlement and Release agreement whereby the Company agreed to pay the shareholder representative $850,000 in four installments, with the last installment due on December 15, 2025. Subject to the terms of the Settlement and Release Agreement, each party shall be deemed to have released the other party from any and all liabilities, obligations, actions, suits, judgments, claims, causes of action, and demands arising from, in connection with or related to the claims asserted. In connection with the Settlement and Release Agreement, the Company recorded a gain in the amount of approximately $1.3 million for the nine months ended June 30, 2025, net of related expenses incurred, related to the balance of the indemnity holdback amount.
Wage and Hour Matter
On July 27, 2022, Irma Sanchez, a former employee of Elite Builder Services, Inc. (“Elite Builders”), filed a class action Complaint against Elite Builders in the Superior Court of California, County of Alameda, which case was transferred to Stanislaus Count. The Complaint alleges that Elite Builders failed to pay all minimum and overtime wages, failed to provide lawful meal periods and rest breaks, failed to provide accurate itemized wage statements, and failed to pay all wages due upon separation as required by California law. The Complaint was later amended as a matter of right on October 4, 2022. Further, Ms. Sanchez has put the Labor & Workforce Development Agency on notice to exhaust administrative remedies and enable her to bring an additional claim under the California Labor Code Private Attorneys General Act, which permits an employee to assert a claim for violations of certain California Labor Code provisions on behalf of all aggrieved employees to recover statutory penalties. The parties agreed to mediation and have exchanged materials relevant to a mediation that will be held in the Fall of 2025.

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
The following tables summarize segment information (in $000's):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Revenues
Retail-Entertainment	$19,017	$16,503	$58,758	$53,930
Retail-Flooring	30,373	36,981	89,519	103,332
Flooring Manufacturing	29,487	31,264	85,302	94,689
Steel Manufacturing	33,645	39,047	97,402	107,889
Corporate & Other	8	83	70	257
Total revenues	$112,530	$123,878	$331,051	$360,097

Gross profit
Retail-Entertainment	$10,926	$9,552	$33,877	$30,916
Retail-Flooring	10,768	13,525	31,986	38,259
Flooring Manufacturing	8,816	7,731	22,532	22,913
Steel Manufacturing	7,772	6,161	20,342	16,513
Corporate & Other	5	76	60	238
Total gross profit	$38,287	$37,045	$108,797	$108,839

Operating income (loss)
Retail-Entertainment	$2,318	$1,332	$8,223	$6,305
Retail-Flooring	(733)	(1,498)	(5,648)	(4,433)

Flooring Manufacturing	4,135	1,856	5,536	4,779
Steel Manufacturing	2,277	1,370	5,639	3,225
Corporate & Other	6	(1,929)	(2,893)	(6,042)
Total operating income	$8,003	$1,131	$10,857	$3,834

Depreciation and amortization
Retail-Entertainment	$250	$208	$755	$700
Retail-Flooring	1,316	1,304	3,951	3,931
Flooring Manufacturing	943	1,036	2,814	3,148
Steel Manufacturing	2,033	1,796	5,827	5,040
Corporate & Other	4	5	15	13
Total depreciation and amortization	$4,546	$4,349	$13,362	$12,832

Interest expense
Retail-Entertainment	$—	$41	$39	$278
Retail-Flooring	901	1,277	3,354	3,751
Flooring Manufacturing	1,092	1,126	3,336	3,126
Steel Manufacturing	1,429	1,577	4,200	4,756
Corporate & Other	432	212	1,020	652
Total interest expense	$3,854	$4,233	$11,949	$12,563

Net income (loss) before provision for income taxes
Retail-Entertainment	$2,323	$1,327	$8,700	$6,282
Retail-Flooring	(209)	(3,223)	14,843	(9,338)
Flooring Manufacturing	2,926	635	1,833	1,297
Steel Manufacturing	2,056	(1,105)	5,186	(3,180)
Corporate & Other	359	(1,457)	(1,431)	(4,288)
Total net income (loss) before provision for income taxes	$7,455	$(3,823)	$29,131	$(9,227)
Note 19:     Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to disclosures in its condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and nine months ended June 30, 2025, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (the “2024 Form 10-K”).
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

Vintage Stock is an award-winning specialty entertainment retailer that offers a large selection of entertainment products, including new and pre-owned movies, video games and music products, as well as ancillary products, such as books, comics, toys and collectibles, in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells and trades new and pre-owned movies, music, video games, electronics and collectibles through 72 retail locations strategically positioned across Alabama, Arkansas, Colorado, Idaho, Illinois, Kansas, Missouri, Montana, Nebraska, New Mexico, Oklahoma, Tennessee, Texas, and Utah.
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
Critical Accounting Policies
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP"). Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant and material impact on amounts reported in these financial statements. Estimates and assumptions are based on management's experience and other information available prior to the issuance of our financial statements. Our actual realized results may differ materially from management’s initial estimates as reported. Our critical and significant accounting policies include Trade and Other Receivables, Inventories, Goodwill, Revenue Recognition, Fair Value Measurements, Income Taxes. For a summary of our significant accounting policies and the means by which we develop estimates thereon, see Part II, Item 8 – Financial Statements – Notes to unaudited condensed consolidated financial statements Note 2 – summary of significant accounting policies in our 2024 Form 10-K.
Adjusted EBITDA
We evaluate the performance of our operations based on financial measures such as “Adjusted EBITDA”, which is a non-U.S. GAAP financial measure. We define Adjusted EBITDA as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization, stock-based compensation, and other non-cash or nonrecurring charges. We believe that Adjusted EBITDA is an important indicator of the operational strength and performance of the business, including the business’ ability to fund acquisitions and other capital expenditures, and to service its debt. Additionally, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance. Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate a company's financial performance, subject to certain adjustments. Adjusted EBITDA does not represent cash flows from operations, as defined by U.S. GAAP, and should not be construed as an alternative to net income or loss and is not indicative of our results of operations, or of cash flows available to fund all our cash needs. It is, however, a measurement that the Company believes is useful to investors in analyzing its operating performance. Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities, and other measures of financial performance prepared in accordance with U.S. GAAP. As companies often define non-U.S. GAAP financial measures differently, Adjusted EBITDA, as calculated by the Company, should not be compared to any similarly titled measures reported by other companies.

Results of Operations Three Months Ended June 30, 2025 and 2024
The following table sets forth certain statement of income items and as a percentage of revenue, for the three months ended June 30, 2025 and 2024 (in $000’s):

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
		% of Total Revenue		% of Total Revenue
Selected Data
Revenue	$112,530		$123,878
Gross profit	38,287	34.0%	37,045	29.9%
General and administrative expenses	26,275	23.3%	30,062	24.3%
Sales and marketing expenses	4,009	3.6%	5,852	4.7%
Interest expense, net	3,854	3.4%	4,233	3.4%
Income (loss) before provision for income taxes	7,455	6.6%	(3,823)	(3.1%)
Provision for (benefit from) income taxes	2,067	1.8%	(968)	(0.8%)
Net income (loss)	$5,388	4.8%	$(2,855)	(2.3%)

Adjusted EBITDA (a)
Retail-Entertainment	$2,573		$1,575
Retail-Flooring	590		(258)
Flooring Manufacturing	4,960		2,797
Steel Manufacturing	4,271		3,102
Corporate & Other	794		(1,093)
Total Adjusted EBITDA	$13,188		$6,123

Adjusted EBITDA as a percentage of revenue
Retail-Entertainment	13.5%		9.5%
Retail-Flooring	1.9%		(0.7%)
Flooring Manufacturing	16.8%		8.9%
Steel Manufacturing	12.7%		7.9%
Corporate & Other	N/A		N/A
Consolidated adjusted EBITDA as a percentage of revenue	11.7%		4.9%
(a)See reconciliation of net income to Adjusted EBITDA below.

The following table sets forth revenue by segment (in $000’s):

	For the Three Months Ended June 30, 2025		For the Three Months Ended June 30, 2024
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Revenue
Retail-Entertainment	$19,017	16.9%	$16,503	13.3%
Retail-Flooring	30,373	27.0%	36,981	29.9%
Flooring Manufacturing	29,487	26.2%	31,264	25.2%
Steel Manufacturing	33,645	29.9%	39,047	31.5%
Corporate & Other	8	—%	83	0.1%
Total Revenue	$112,530	100.0%	$123,878	100.0%
The following table sets forth gross profit earned by segment and gross profit as a percentage of total revenue for each segment (in $000’s):

	For the Three Months Ended June 30, 2025		For the Three Months Ended June 30, 2024
	Gross Profit	Gross Profit % of Total Revenue	Gross Profit	Gross Profit % of Total Revenue
Gross Profit
Retail-Entertainment	$10,926	9.7%	$9,552	7.7%
Retail-Flooring	10,768	9.6%	13,525	10.9%
Flooring Manufacturing	8,816	7.8%	7,731	6.2%
Steel Manufacturing	7,772	6.9%	6,161	5.0%
Corporate & Other	5	—%	76	0.1%
Total Gross Profit	$38,287	34.0%	$37,045	29.9%
Revenue
Revenue decreased approximately $11.3 million, or 9.2%, to approximately $112.5 million for the quarter ended June 30, 2025, compared to approximately $123.9 million in the prior-year period. The decrease is primarily attributable to the Retail-Flooring and Steel Manufacturing segments, which decreased by approximately $12.0 million.
Gross Profit
Gross profit was 34.0% for the three months ended June 30, 2025 as compared to 29.9% for the three months ended June 30, 2024. The increase was primarily driven by higher margins in our Steel Manufacturing segment, reflecting improved efficiencies and the May 2024 acquisition of Central Steel, which has historically generated stronger margins. Additionally, our Flooring Manufacturing segment contributed to the increase through improved efficiencies and a more favorable product mix.
General and Administrative Expense
General and Administrative expenses decreased by 12.6% to approximately $26.3 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease is primarily due to targeted cost reduction initiatives in our Retail-Flooring segment.
Sales and Marketing Expense
Sales and marketing expense decreased by 31.5% to approximately $4.0 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to reduced sales and marketing activities in our Retail-Flooring and Flooring Manufacturing segments.

Interest Expense, net
Interest expense, net, decreased by approximately 9.0% to approximately $3.9 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024 due to lower average debt balances.
Results of Operations Nine Months Ended June 30, 2025 and 2024
The following table sets forth certain statement of income items and as a percentage of revenue, for the nine months ended June 30, 2025 and 2024 (in $000’s):

	For the Nine Months Ended June 30, 2025		For the Nine Months Ended June 30, 2024
		% of Total Revenue		% of Total Revenue
Statement of Income Data:
Revenue	$331,051		$360,097
Gross profit	108,797	32.9%	108,839	30.2%
General and administrative expenses	84,667	25.6%	87,565	24.3%
Sales and marketing expenses	13,273	4.0%	17,440	4.8%
Interest expense, net	11,949	3.6%	12,563	3.5%
Income (loss) before provision for income taxes	29,131	8.8%	(9,227)	(2.6%)
Provision for (benefit from) income taxes	7,385	2.2%	(2,409)	(0.7%)
Net income (loss)	$21,746	6.6%	$(6,818)	(1.9%)

Adjusted EBITDA (a)
Retail-Entertainment	$9,139		$7,441
Retail-Flooring	(2,159)		(803)
Flooring Manufacturing	7,983		7,571
Steel Manufacturing	10,814		8,235
Corporate & Other	(398)		(3,169)
Total Adjusted EBITDA	$25,379		$19,275

Adjusted EBITDA as a percentage of revenue
Retail-Entertainment	15.6%		13.8%
Retail-Flooring	(2.4%)		(0.8%)
Flooring Manufacturing	9.4%		8.0%
Steel Manufacturing	11.1%		7.6%
Corporate & Other	N/A		N/A
Consolidated adjusted EBITDA as a percentage of revenue	7.7%		5.4%
(a)See reconciliation of net income to Adjusted EBITDA below.
The following table sets forth revenue by segment (in $000’s):

	For the Nine Months Ended June 30, 2025		For the Nine Months Ended June 30, 2024
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Revenue
Retail-Entertainment	$58,758	17.7%	$53,930	15.0%
Retail-Flooring	89,519	27.0%	103,332	28.7%
Flooring Manufacturing	85,302	25.8%	94,689	26.3%
Steel Manufacturing	97,402	29.4%	107,889	30.0%
Corporate & other	70	—%	257	0.1%
Total Revenue	$331,051	100.0%	$360,097	100.0%
The following table sets forth gross profit earned by segment and gross profit as a percentage of total revenue for each segment (in $000’s):

	For the Nine Months Ended June 30, 2025			For the Nine Months Ended June 30, 2024
	Gross Profit	Gross Profit % of Total Revenue		Gross Profit	Gross Profit % of Total Revenue
Gross Profit
Retail-Entertainment	$33,877	10.2%		$30,916	8.6%
Retail-Flooring	31,986	9.7%		38,259	10.6%
Flooring Manufacturing	22,532	6.8%		22,913	6.4%
Steel Manufacturing	20,342	6.1%		16,513	4.6%
Corporate & other	60	—%		238	0.1%
Total Gross Profit	$108,797	32.9%	0.328641206339809	$108,839	30.2%
Revenue
Revenue decreased approximately $29.0 million, or 8.1%, to approximately $331.1 million for the nine months ended June 30, 2025, compared to revenue of approximately $360.1 million in the prior-year period. The decrease is attributable to the Flooring Manufacturing, Retail-Flooring, and Steel Manufacturing segments, which decreased by approximately $33.7 million in the aggregate, partially offset by an increase of approximately $4.8 million in the Retail-Entertainment segment.
Gross Profit
Gross profit was 32.9% for nine months ended June 30, 2025 as compared to 30.2% for the nine months ended June 30, 2024. The increase was primarily attributable to increased margins in our Steel Manufacturing segment primarily due to improved efficiencies, as well as the acquisition of Central Steel during May 2024, which has historically generated higher margins.
General and Administrative Expense
General and Administrative expenses decreased by 3.3% to approximately $84.7 million for the nine months ended June 30, 2025 and 2024, respectively. The decrease is primarily due to targeted cost reduction initiatives in our Retail-Flooring segment.
Sales and Marketing Expense
Sales and marketing expense decreased by 23.9% to approximately $13.3 million for the nine months ended June 30, 2025, as compared to the nine months ended June 30, 2024, primarily due to reduced sales and marketing activities in our Retail-Flooring and Flooring Manufacturing segments.

Interest Expense, net
Interest expense, net, decreased by approximately 4.9% to approximately $11.9 million for the nine months ended June 30, 2025 and 2024, respectively, due to lower average debt balances.
Results of Operations by Segment for the Three Months Ended June 30, 2025 and 2024

	For the Three Months Ended June 30, 2025						For the Three Months Ended June 30, 2024
	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total
Revenue	$19,017	$30,373	$29,487	$33,645	$8	$112,530	$16,503	$36,981	$31,264	$39,047	$83	$123,878
Cost of Revenue	8,091	19,605	20,671	25,873	3	74,243	6,951	23,456	23,533	32,886	7	86,833
Gross Profit	10,926	10,768	8,816	7,772	5	38,287	9,552	13,525	7,731	6,161	76	37,045
General and Administrative Expense	8,444	11,533	964	5,342	(8)	26,275	8,043	13,760	1,662	4,596	2,001	30,062
Selling and Marketing Expense	164	(32)	3,717	153	7	4,009	177	1,263	4,213	195	4	5,852
Operating Income (Loss)	$2,318	$(733)	$4,135	$2,277	$6	$8,003	$1,332	$(1,498)	$1,856	$1,370	$(1,929)	$1,131
Retail-Entertainment Segment
The Retail-Entertainment segment revenue for the quarter ended June 30, 2025, was approximately $19.0 million, an increase of approximately $2.5 million, or 15.2%, compared to approximately $16.5 million in the prior-year period. Revenue increased primarily due to changes in product mix toward new products, which typically have higher selling prices. The increase in the sales of new products with lower margins contributed to a slight decrease in gross margin to 57.5% for the quarter ended June 30, 2025, compared to 57.9% for the prior-year period. Operating income for the quarter ended June 30, 2025, was approximately $2.3 million, compared to approximately $1.3 million in the prior-year period.
Retail-Flooring Segment
The Retail-Flooring segment revenue for the quarter ended June 30, 2025, was approximately $30.4 million, a decrease of approximately $6.6 million, or 17.9%, compared to approximately $37.0 million in the prior-year period. The decrease in revenue was primarily attributable to the disposition of certain Johnson stores in May 2024, as well as decreased demand due to broader economic conditions. Gross margin for the quarter ended June 30, 2025, was 35.5%, compared to 36.6% for the prior-year period. The decrease in gross margin was primarily driven by a change in the product mix. Operating loss for the quarter ended June 30, 2025, was approximately $0.7 million, compared to an operating loss of approximately $1.5 million in the prior-year period. The decrease in operating loss is attributable to lower general and administrative expenses and sales and marketing expenses as a result of targeted cost reduction initiatives. .
Flooring Manufacturing Segment
The Flooring Manufacturing segment revenue for the quarter ended June 30, 2025, was approximately $29.5 million, a decrease of approximately $1.8 million, or 5.7%, compared to approximately $31.3 million in the prior-year period. The decrease in revenue was primarily due to reduced consumer demand, as a result of the ongoing weakness in the housing market and uncertainty about the current economic outlook. Gross margin was 29.9% for the quarter ended June 30, 2025, compared to 24.7% for the prior-year period. The increase in gross margin was primarily due to changes in product mix. Operating income for the quarter ended June 30, 2025, was approximately $4.1 million, compared to approximately $1.9 million in the prior-year period. The improvement in operating income is attributable to lower general and administrative expenses and sales and marketing expenses. .
Steel Manufacturing Segment
The Steel Manufacturing segment revenue for the quarter ended June 30, 2025, was approximately $33.6 million, a decrease of approximately $5.4 million, or 13.8%, compared to approximately $39.0 million in the prior-year period. The decline was primarily driven by lower sales volumes at certain business units, partially offset by incremental revenue of $5.0 million at Central Steel Fabricators, LLC (“Central Steel”), which was acquired in May 2024. Gross margin was 23.1% for the quarter ended June 30, 2025, compared to 15.8% for the prior-year period. The increase in gross margin was primarily due to strategic price increases as well as the acquisition of Central Steel, which has historically generated higher margins. Operating income for the quarter ended June 30, 2025, was approximately $2.3 million, compared to approximately $1.4 million in the prior-year period.

Corporate and Other Segment
The Corporate and Other segment operating income for the quarter ended June 30, 2025, was approximately $6,000 compared to an operating loss of $1.9 million in the prior-year period. The change in operating income is due to the reallocation of certain costs from the Corporate holding company level to the segment level, along with a reduction in expenses as compared to the prior-year period.
Results of Operations by Segment for the Nine Months Ended June 30, 2025 and 2024

	For the Nine Months Ended June 30, 2025						For the Nine Months Ended June 30, 2024
	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total
Revenue	$58,758	$89,519	$85,302	$97,402	$70	$331,051	$53,930	$103,332	$94,689	$107,889	$257	$360,097
Cost of Revenue	24,881	57,533	62,770	77,060	10	222,254	23,014	65,073	71,776	91,376	19	251,258
Gross Profit	33,877	31,986	22,532	20,342	60	108,797	30,916	38,259	22,913	16,513	238	108,839
General and Administrative Expense	25,179	37,326	4,927	14,300	2,935	84,667	24,117	39,251	5,133	12,801	6,263	87,565
Selling and Marketing Expense	475	308	12,069	403	18	13,273	494	3,441	13,001	487	17	17,440
Operating Income (Loss)	$8,223	$(5,648)	$5,536	$5,639	$(2,893)	$10,857	$6,305	$(4,433)	$4,779	$3,225	$(6,042)	$3,834
Retail-Entertainment Segment
The Retail-Entertainment segment revenue for the nine months ended June 30, 2025, was approximately $58.8 million, an increase of approximately $4.8 million, or 9.0%, compared to approximately $53.9 million in the prior-year period. Revenue increased primarily due to changes in product mix toward new products, which typically have higher selling prices. For the nine months ended June 30, 2025, there was a slight increase in gross margin to 57.7%, compared to 57.3% for the prior-year period. Operating income for the nine months ended June 30, 2025, was approximately $8.2 million, compared to approximately $6.3 million in the prior-year period.
Retail-Flooring Segment
The Retail-Flooring segment revenue for the nine months ended June 30, 2025, was approximately $89.5 million, a decrease of approximately $13.8 million, or 13.4%, compared to approximately $103.3 million in the prior-year period. The decrease was primarily attributable to the disposition of certain Johnson stores in May 2024, as well as decreased demand due to broader economic conditions. Gross margin for the nine months ended June 30, 2025, was 35.7%, compared to 37.0% for the prior-year period. The decrease in gross margin was primarily driven by a change in product mix. Operating loss for the nine months ended June 30, 2025, was approximately $5.6 million, compared to an operating loss of approximately $4.4 million for the prior-year period. The increase in operating loss was primarily due to the decrease in revenues and gross margin, partially offset by cost reduction initiatives implemented during the second quarter of fiscal 2025.
Flooring Manufacturing Segment
The Flooring Manufacturing segment revenue for the nine months ended June 30, 2025, was approximately $85.3 million, a decrease of approximately $9.4 million, or 9.9%, compared to approximately $94.7 million in the prior-year period. The decrease in revenue was primarily due to reduced consumer demand as a result of the ongoing weakness in the housing market and uncertainty about the current economic outlook. Gross margin was 26.4% for the nine months ended June 30, 2025, compared to 24.2% for the prior-year period. The increase in gross margin was primarily due to changes in product mix. Operating income for the nine months ended June 30, 2025, was approximately $5.5 million, compared to approximately $4.8 million for the prior-year period.
Steel Manufacturing Segment
The Steel Manufacturing segment revenue for the nine months ended June 30, 2025, was approximately $97.4 million, a decrease of approximately $10.5 million or 9.7%, compared to approximately $107.9 million in the prior-year period. The decline was primarily driven by lower sales volumes at certain business units, partially offset by incremental revenue of $11.9 million at Central Steel, which was acquired in May 2024. Gross margin was 20.9% for the nine months ended June 30, 2025, compared to 15.3% for the prior-year period. The increase in gross margin was primarily due to strategic price increases, as well as the acquisition of Central Steel. Operating income for the nine months ended June 30, 2025, was approximately $5.6 million, compared to approximately $3.2 million in the prior-year period.
Corporate and Other Segment
The Corporate and Other segment operating loss was approximately $2.9 million and $6.0 million for the nine months ended June 30, 2025, and 2024, respectively. The change in operating loss is due to the reallocation of certain costs from the Corporate holding company level to the segment level in the fiscal third quarter of fiscal year 2025, as well as a reduction in expenses as compared to the prior-year period.
Adjusted EBITDA Reconciliation
The following table presents a reconciliation of net income to Adjusted EBITDA for the three and nine months ended June 30, 2025 and 2024 (in 000's):

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (loss)	$5,388	$(2,855)	$21,746	$(6,818)
Depreciation and amortization	4,546	4,349	13,362	12,832
Stock-based compensation	50	174	150	274
Interest expense, net	3,854	4,233	11,949	12,563
Income tax expense (benefit)	2,067	(968)	7,385	(2,409)
Gain on extinguishment of debt	—	—	(713)	—
Gain on modification of seller note	—	—	(22,784)	—
Gain on settlement of earnout liability	—	—	(2,840)	—
Gain on settlement of holdback	(1,282)	—	(1,186)	—
Gain on receipt of ERC credits	(1,469)	—	(1,824)	—
Acquisition costs	—	889	—	1,762
Debt acquisition costs	—	—	—	183
Disposition of Johnson	—	301	—	301
Other non-recurring charges	34	—	134	587
Adjusted EBITDA	$13,188	$6,123	$25,379	$19,275
Adjusted EBITDA for the quarter ended June 30, 2025 was approximately $13.2 million, an increase of approximately $7.1 million, or 115.4%, compared to the prior year period. The increase is primarily due to decreases in operating expenses due to targeted cost reduction initiatives.
Adjusted EBITDA for the nine months ended June 30, 2025 was approximately $25.4 million, an increase of approximately $6.1 million, or 31.7%, compared to the prior year period. The increase is primarily due to decreases in operating expenses due to targeted cost reduction initiatives.
Liquidity and Capital Resources
As of June 30, 2025, we had total cash on hand of approximately $7.6 million and approximately $29.5 million of available borrowing under our revolving credit facilities. As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature, and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
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
Working Capital
We had working capital of approximately $66.6 million as of June 30, 2025, as compared to working capital of approximately $52.3 million as of September 30, 2024; an increase of approximately $14.3 million. The increase is primarily related to decreases in the current portion of long-term debt and accounts payable, partially offset by reduced trade accounts receivable due to decreased revenue, and a decrease in inventory purchases for the period.
Cash Flows from Operating Activities
The Company’s cash, as of June 30, 2025, was approximately $7.6 million compared to approximately $4.6 million as of September 30, 2024, an increase of approximately $3.0 million. Net cash provided by operations was approximately $21.9 million and $13.9 million for the nine months ended June 30, 2025 and 2024, respectively. The increase was primarily driven by higher operating income, improved collections of accounts receivable, and a reduction in inventory, partially offset by payments of accounts payable and accrued liabilities.
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
Cash Flows from Investing Activities
Our cash flows used in investing activities of approximately $5.8 million for the nine months ended June 30, 2025 consisted of purchases of property and equipment. Our cash flows used in investing activities of approximately $18.0 million for the nine months ended June 30, 2024 consisted of the acquisitions of CRO by Flooring Liquidators, Johnson by CRO, Central Steel by Precision Marshall, Midwest Grinding by Kinetic, and purchases of property and equipment.
Cash Flows from Financing Activities
Our cash flows used in financing activities of approximately $13.1 million during the nine months ended June 30, 2025 consisted of net payments under revolver loans of approximately $9.3 million, payments on notes payable of approximately $5.2 million, payments of related party notes payable of $2.9 million, payments for finance leases of approximately $2.7 million, cash paid for the settlement of seller notes of approximately $1.9 million, and purchases of treasury stock of approximately $0.5 million, partially offset by net borrowings under related party revolver loans of approximately $7.1 million, proceeds from the issuance of related party notes payable of approximately $1.9 million, and proceeds from the issuance of notes payable of approximately $0.5 million.
Our cash flows provided by financing activities of approximately $4.5 million during the nine months ended June 30, 2024 consisted of proceeds from failed sales and leaseback transactions of approximately $7.9 million, proceeds from the issuance of notes payable of approximately $2.7 million, net borrowings under revolver loans of approximately $2.0 million, and net borrowings under related party revolver loans of approximately $1.3 million, partially offset by payments on notes payable of approximately $5.1 million, payments for finance leases of approximately $2.5 million, payments of related party notes payable of $0.9 million, and purchases of treasury stock of approximately $0.9 million.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2025, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures. We carried out an evaluation, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, we concluded that, as of June 30, 2025, the period covered in this report, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting further described below.
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
Our management assessed the design and effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal controls over financial reporting were ineffective as of June 30, 2025. Management noted the following deficiency that management believes to be a material weakness:
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
There were no changes in our internal control over financial reporting that occurred during the nine months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors
None.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 4, 2024, , the Company announced a $10 million common stock repurchase program, which was amended on June 2, 2025 to extend its term until May 31, 2028, unless extended, canceled, or modified by the Company's Board of Directors. During the three months ended June 30, 2025, the Company made the following repurchases:

Month	Number of Shares Purchased	Average Purchase Price Paid	Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Amount that May be Purchased Under the Announced Plan or Program
April 2025	7,549	$8.50	7,549	$9,515,346
May 2025	—	$—	—	$9,515,346
June 2025	5,146	$9.31	5,146	$9,467,429
Totals	12,695	$8.83	12,695	$9,467,429
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
The following exhibits are filed with or incorporated by reference into this Quarterly Report.

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1		Amended and Restated Articles of Incorporation	8-K	001-33937	3.1	08/15/07
3.2		Certificate of Change	8-K	001-33937	3.1	09/07/10
3.3		Certificate of Correction	8-K	001-33937	3.1	03/11/13
3.4		Certificate of Change	10-Q	001-33937	3.1	02/14/14
3.5		Articles of Merger	8-K	001-33937	3.1.4	10/08/15
3.6		Certificate of Change	8-K	001-33937	3.1.5	11/25/16
3.7		Certificate of Designation for Series B Convertible Preferred Stock filed with Secretary of State for the State of Nevada on December 23, 2016, and effective as of December 27, 2016	10-K	001-33937	3.1.6	12/29/16
3.8		Bylaws	10-Q	001-33937	3.8	08/14/18
10.141	*	Fourth Amendment to ICG Promissory Note dated April 9, 2020, and as Amended June 23, 2022, April 1, 2023, January 11, 2024, and April 8, 2025.
31.1	*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
_________________________
*Filed herewith
†    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Ventures Incorporated

Dated: August 8, 2025	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2025	/s/ David Verret
Chief Financial Officer
(Principal Financial Officer)