Form 10-K
period 2025-09-30
LIVE VENTURES Inc
filed 2025-12-17
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from _____ to _____
Commission File Number: 001-33937
________________________________________________
Live Ventures Incorporated
(Exact Name of Registrant as Specified in Its Charter)
________________________________________________

Nevada	85-0206668
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8548 Rozita Lee Ave., Suite 305, Las Vegas, Nevada	89113
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (702) 997-5968
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	LIVE	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)
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
If any emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates computed based on the closing sales price of such stock on March 31, 2025 was approximately $5.7 million.
The number of shares outstanding of the registrant’s common stock, as of December 5, 2025, was 3,071,656 shares.
DOCUMENTS INCORPORATED BY REFERENCE None

LIVE VENTURES INCORPORATED
FORM 10-K
For the year ended September 30, 2025
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
•changes in tariffs, trade policies, or import/export restrictions that could impact the cost, availability, or competitiveness of our raw materials, finished goods, or manufacturing inputs, particularly in our Flooring and Steel Manufacturing segments;
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

Marketing
Vintage Stock markets its stores primarily via social media apps, SMS text messages, including, but not limited to, individual store and corporate Facebook and Twitter accounts. It has an approximately 900,000-customer list for promotion of online and brick and mortar sales and coupons. Vintage Stock also uses guerrilla marketing by partnering and setting up booths with movie theaters for blockbuster releases, various trade fairs, and school donations.
Market
According to the Entertainment Software Association (the “ESA”), today’s video games provide rich, engaging entertainment for players across all platforms. The 2025 Essential Facts About the Computer and Video Game Industry Report (the “Video Game Industry Report”) underscores how video games have evolved into a mass medium, noting that over 205 million adults in the United States play video games, 69% of Americans have at least one gamer in their household, and two in three Americans play video games at least weekly.
According to ESA , the average video game player is 36 years old. Ages 18 and under make up 23% in the age breakdown and 49% of all players are 18-50 years old. 64% of American adults report playing a video game for at least one hour every week. 68% of American players view games as a way to pass time or relax and 62% of American players say it is simply to have fun. 87% of players report that playing the video game version of a sport improves their real-life performance. 83% of all American households report playing at least one gaming device in the past 12 months. The video game industry reported in excess of $59 billion in consumer spending in 2024.
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
Retail-Flooring Segment
Flooring Liquidators, Inc.
The Company acquired Flooring Liquidators, Inc. (“Flooring Liquidators") in January 2023. Flooring Liquidators is a leading retailer and installer of flooring, carpeting, cabinets, and countertops to consumers, builders, and contractors in California, operating 25 warehouse-format stores and design centers operated in Arkansas, California, Missouri, and Nevada. Over the years, the company has established a strong reputation for innovation, efficiency and service in the home renovation and improvement market. Flooring Liquidators serves retail and builder customers through two businesses: retail customers through its Flooring Liquidators retail stores, and builder and contractor customers through Elite Builder Services, Inc.
Products
Flooring Liquidators is the premier destination for a wide selection of flooring, cabinets, and countertops. Its extensive inventory features high-quality imported hardwood, laminate, and vinyl products, complemented by strong partnerships with leading brands such as Shaw, Coretec, Mohawk, MSI, Mannington, and others. Showrooms also showcase offerings from respected manufacturers, including Lions Flooring, Compass Hardwood, Johnson Hardwood, Republic, Eternity, and Koville, ensuring customers have access to the finest materials available. In addition, Flooring Liquidators sources products from our wholly owned subsidiary, Marquis Industries, Inc.
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
Flooring-Manufacturing Segment
Marquis Industries, Inc.
Marquis Industries, Inc. (“Marquis”) is a leading carpet manufacturer and a manufacturer of innovative yarns, as well as a designer, importer and seller of luxury vinyl, loose lay, rigid core, laminate, and engineered hardwood flooring. Marquis focuses on the residential, niche commercial, and printed hospitality end-markets and serves thousands of customers.
Since commencing operations in 1995, Marquis has built a strong reputation for outstanding value, styling, and customer service. Our innovation has yielded products and technologies that differentiate its brands in the flooring marketplace. Marquis’ state-of-the-art operations enable high quality products, unique customization, and short lead-times.
At September 30, 2025, Marquis operated its business through ten brands, each specializing in a distinct area of the business. Marquis’ flooring source division is the largest of all of the brands. The following is a breakdown of each brand and the specialized products sold:

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

Products
Carpets & Rugs
Marquis produces innovative residential and commercial floorcovering products. Marquis offers over 200 running line styles under four brands; Marquis, Gulistan, Lonesome Oak, and Kraus, each of which provide quality and value. Marquis products feature high twist yarns produced with ultra-soft fibers, or high-performance commercial fibers, and are designed to perform well in high traffic areas. Gulistan offers both ultra-soft PET fibers and Lifestrand Nylon fibers in higher end carpets. Lonesome Oak offers value-oriented carpets designed for the manufactured housing market. Kraus offers a full line of commercial carpet tile.
Marquis’s specialty print brands offer printed patterned carpet designed for commercial applications. Patterns are tailored to a variety of end uses, such as fun centers, movies theatres, hotels, casinos, and corporate interiors. All products are printed on high performance nylon and are soil and stain resistant.
Hard Surfaces
The Marquis, Kraus, and Naturally Aged Flooring product lineup includes products designed for both residential and commercial end uses. Marquis’s product offering has remained on the cutting edge of this rapidly evolving segment of the flooring industry and will continue to be an innovator in new technology and design. Marquis and Kraus Hard Surface currently offer dry-back, loose lay vinyl plank, click-and-lock rigid core plank and tile, and rolls of sheet vinyl flooring. Naturally Aged flooring offers beautifully designed, high-end engineered hardwood floors.
Industry and Market
Marquis is an integrated carpet manufacturer and distributor of carpet and hard-surface flooring within a fragmented industry composed of a wide variety of companies from small privately held firms to large multinationals. In 2024, the U.S. floor covering industry had an estimated $33.2 billion in sales.
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
Market
Carpet and Rugs
The carpet and rug industry had shipments of approximately $11.2 billion in 2024. The carpet and rugs industry has two primary markets, residential and commercial, with the residential market making up the largest portion of the industry. The industry has two primary sub-markets, replacement and new construction, with the replacement market making up the larger portion of the sub-markets. Approximately 56.9% of industry shipments are made in response to residential replacement demand.
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
Hard Surfaces
Hard flooring surfaces, such as ceramic, luxury vinyl tile, hardwood, stone, and laminate, had shipments of approximately $22.0 billion in 2024. As with carpet and rugs, the market is split between residential and commercial and replacement and new construction, with residential replacement being the largest segment of the market.

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
Marketing
Marquis has a team of approximately 60 full-time salespeople, who deepen customer relationships throughout its markets.
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
Precision Metal Works, Inc.
PMW manufactures and sells metal stampings and stamped part assemblies for assembly into consumer and commercial appliances and automotive tier one customers. The products are highly custom and manufactured on customer owned tools for a specific application. Products range from flat sheet metal blanks, appliance interior and show components such as fan shrouds, hinge assemblies, and refrigerator mullions. Automotive customers purchase structural components such as transmission support cross members, frame brackets, and hinge components. PMW has hundreds of unique tools producing hundreds of different parts.
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
The Kinetic Co., Inc.
Kinetic primarily serves three industries or market segments, which include the tissue industry, steel industry, and contract work. The majority of Kinetic's revenues are derived from replacement knives or products specifically designed and manufactured to replace wear parts on cutting equipment. Kinetic has a strong reputation and is a respected brand in the industries it serves. Kinetic differentiates itself from its competition by being a one-stop-shop for grinding, machining, and heat treating. Much of the work done by Kinetic is specialized and its customers demand high quality and reliable products to keep production lines running. Kinetic has a customer base consisting of approximately 600 customers that is diversified, broad and stable. Ninety-five percent of Kinetic's revenues are from sales to companies located in the U.S.
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
Central Steel Fabricators
Central Steel supports carriers operating in legacy wireline, wireless, and VoIP communications. As data technologies continue to converge, new opportunities have emerged for its product lines, driving the company to evolve its offerings to meet the demands of the growing data and IP markets. This adaptability positions Central Steel to serve its customers effectively as they transition to next-generation technologies.
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
The Kinetic Co., Inc.
The largest industry served by Kinetic is the tissue industry with in excess of 350 customers. Kinetic also serves 80 steel mills or steel service centers across the U.S. and Canada. The contract business at Kinetic is a catchall segment consisting of a wide range of products and services ranging from plate grinding or milling for customers to countless specialized needs for companies that require precision machining, grinding, and heat treat applications.
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
The Kinetic Co., Inc.
Kinetic distributes its products from its Greendale, Wisconsin headquarters facility, and its Midwest Grinding location in Milwaukee, Wisconsin. Kinetic carries some finished goods inventory from its headquarters or at a warehouse facility in Milwaukee, Wisconsin. The majority of Kinetic products are manufactured in Greendale and shipped upon completion. The Kinetic sales team consists of direct salespeople comprised of both employee Territory Sales Managers and outside sales representatives. This team of salespeople calls on customers and prospects located throughout the U.S. Kinetic also has a seasoned five-person inside sales team which is specialized in the market, and offers tremendous technological knowledge and insight to its customers.

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
Corporate and Other Segment
Our corporate and other segment consists of certain corporate general and administrative costs.
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
Human Capital Resources
As of September 30, 2025, we had approximately 1,744 employees, of whom approximately 1,366 were full-time employees, in the United States. We employ both unionized and non-unionized employees and believe we have a good relationship with all employees. We recognize that attracting, motivating, and retaining talent at all levels is vital to continuing our growth and success. We offer industry-competitive wages and benefits; we are committed to maintaining a workplace environment that promotes employee productivity and satisfaction.

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
•with respect to all segments, but particularly our manufacturing segment, changes or proposed changes in import or export trade restrictions or tariffs, and other isolationist trade practices and policies;
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

Our obligations under our consolidated indebtedness are significant.
As of September 30, 2025, we had approximately $117.7 million of total consolidated principal indebtedness outstanding consisting of (in 000's):

Notes Payable
Revolver loans	$48,713
Equipment loans	9,617
Term loans	8,749
Other long-term debt	11,509
Subtotal notes payable	78,588

Related Party Notes Payable
Isaac Capital Group, LLC revolver, 12% interest rate, matures April 2030	11,615
Isaac Capital Group, LLC for Flooring Liquidators, 12% interest rate, matures January 2028	5,000
Isaac Capital Group, LLC, 12% interest rate, matures December 2029	2,645
Spriggs Investments, LLC for Flooring Liquidators, 12% interest rate, matures July 2026	800
Subtotal related party notes payable	20,060

Sellers Notes Payable - Related Party
Seller of Kinetic, 7.0% interest rate, matures September 2027	3,000
Seller of Central Steel, 8.0% interest rate, matures May 2029	1,031
Seller of Flooring Liquidators, 8.24% interest rate, matures February 2028	15,000
Subtotal sellers notes payable	19,031
Total indebtedness	$117,679
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
•restricting our and our wholly owned subsidiary’s ability to make dividend payments and other payments;
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
Our financial position may be affected by fluctuations in interest rates, as our floating rate credit facilities are subject to floating interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. Due to our current borrowings under our floating rate credit facilities, or if we were to increase our floating rate credit borrowings, an increase in interest rates could have an adverse effect on our financial condition and results of operations. As of the year ended September 30, 2025, our amount of floating rate credit borrowings was approximately $48.7 million.
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
If we fail to remediate a material weakness, or are otherwise unable to maintain effective internal control over financial reporting, management could be required to expend significant resources and we could fail to meet our public reporting requirements on a timely basis, and be subject to fines, penalties, investigations or judgments, all of which could negatively affect investor confidence and adversely impact our stock price.
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
Data breaches or other cybersecurity incidents involving customer or employee data stored by us could adversely affect our reputation and revenues.
We collect and store confidential information with respect to our customers and employees. A compromise of our data security systems or those of businesses with which we interact could result in information related to our customers or employees being obtained by unauthorized persons. Any such breach of or cybersecurity incident involving our systems could lead to fraudulent activity resulting in claims and lawsuits against us or other operational problems or interruptions in connection with such breaches. Any breach or unauthorized access in the future could result in significant legal and financial exposure and damage to our reputation that could potentially have an adverse effect on our business. While we also seek to obtain assurances that others with whom we interact will protect confidential information, there is a risk the confidentiality of data held or accessed by others may be compromised. If a compromise of our data security or function of our computer systems or website were to occur, it could have a material adverse effect on our operating results and financial condition, cash flows and liquidity and possibly, subject us to additional legal, regulatory and operating costs and damage our reputation in the marketplace.
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
On October 1, 2021, the Company Defendants and third-party defendants moved to dismiss the SEC complaint. On September 7, 2022, the court denied the Company Defendants’ motion to dismiss, but granted one of the third-party defendant’s motions to dismiss, granting the SEC leave to file an amended complaint. On September 21, 2022, the SEC filed an amended complaint to which the Company Defendants filed an answer on October 11, 2022, denying liability. The court subsequently entered a discovery scheduling order and the parties exchanged initial disclosures. The parties participated in a mediation in June 2023. The mediation was not successful. Fact discovery was completed on May 20, 2024. The parties completed expert discovery in September 2025 and filed cross Motions for Summary Judgment in October 2025. The court has not ruled on the motions for summary judgment and the case is on hold until the motions are ruled upon.
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
Some of our suppliers depend on foreign sources to manufacture certain products and raw materials we purchase. Consequently, any disruption to imports, such as uncertainty surrounding trade negotiations, changes in tariffs or quotas, rapidly shifting trade policies, natural disasters, or other supply chain interruptions, could increase costs and reduce product availability. These impacts may lower our suppliers’ sales and profitability and, in turn, adversely affect ours.
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
RISKS RELATED TO OUR FLOORING MANUFACTURING SEGMENT
The floor covering industry is sensitive to changes in general economic conditions, such as consumer confidence and income, corporate and government spending, trade policy, interest rate levels, availability of credit, and demand for housing. Significant or prolonged declines in the U.S. or global economies could have a material adverse effect on the Company’s flooring manufacturing business.
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
The prices of raw materials and fuel-related costs vary significantly with market conditions. Although Marquis generally attempts to pass on increases in raw material, energy, and fuel-related costs to its customers, its ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures, and market conditions for its products. These pressures are compounded by the imposition of import or export restrictions or trade restrictions by the United States government or foreign countries, in the form of tariffs or quotas, or rapidly changing trade policy, all of which impact the prices of raw goods. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be recovered. During such periods of time, the occurrence of such events may materially adversely affect Marquis’ business, financial condition, and results of operations and, indirectly, ours.
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
Our steel manufacturing segment and other steel producers have periodically faced problems obtaining sufficient raw materials in a timely manner, and sometimes at all, due to a limited number of suppliers, delays, defaults, trade restrictions, severe weather conditions, force majeure events (including public health crises, such as the COVID-19 pandemic and global supply chain issues and disruptions), shortages, or transportation problems (such as shortages of barges, vessels, rail cars or trucks, or disruption of rail lines, waterways, or natural gas transmission lines), resulting in production curtailments. As a result, we may be exposed to risks concerning pricing and availability of raw materials from third parties, as well as supply and logistics constraints moving its own raw materials to its plants. In addition, if the already limited number of suppliers consolidate, it would limit our steel manufacturing segment’s negotiating power for raw material purchases.
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
Precision Marshall’s manufacturing employees are covered by a collective bargaining agreement through the United Steelworkers and its warehouse and distribution workforce employees are covered by a collective bargaining agreement through the International Association of Machinists and Aerospace Workers. These agreements were successfully renegotiated during 2021 without a work stoppage, and were extended through September 2026 and April 2026, respectively. Future negotiations prior to the expiration of the collective bargaining agreements may result in labor unrest for which a strike or work stoppage is possible. Strikes and/or work stoppages could negatively affect Precision Marshall’s operational and financial results and may increase operating expenses and, indirectly, ours.
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
We face risks relating to changes and proposed changes in U.S. and foreign tariffs, trade agreements, laws, and other isolationist policies
Our steel manufacturing segment’s business depends on manufacturing products in North America. If import or export tariffs were to increase disproportionally on raw materials compared to finished goods, we would be at risk for manufacturers to cease purchasing the products and instead purchase products from third parties that are not subject to such tariffs, trade agreements, laws, and/or other isolationist policies.The imposition of import or export restrictions or trade restrictions by the United States government or foreign countries, in the form of tariffs or quotas, or rapidly changing trade policy, could have a material adverse effect on our steel manufacturing segment’s business.
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
As of December 5, 2025, Isaac Capital Group LLC (“ICG”), together with Jon Isaac, our President and CEO and the President and sole member of ICG, control approximately 67.4% of the outstanding voting power of our company (assuming the exercise of all outstanding and exercisable warrants held by them). Jon Isaac has the sole power to vote the shares of our common stock owned by ICG. As a result, Jon Isaac, both individually and through ICG, is able to exercise significant influence over all matters that require us to obtain stockholder approval, including the election of directors to our Board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our Company or its assets. Moreover, such a concentration of voting power could have the effect of delaying or preventing a third party from acquiring us. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with concentrated stock ownership.
Because we have no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your shares of common stock for a price greater than your purchase price for your shares.
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
As part of our cybersecurity risk management program, we are working with our subsidiaries to develop a cyber training curriculum for their employees. While some have already implemented their programs, others are in the developmental phase. This training may encompass topics such as phishing, cybersecurity awareness, and email security best practices.

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
ITEM 2.    Properties
At September 30, 2025, we leased approximately 7,300 square feet of space located in Las Vegas, Nevada which we utilized as principal executive and administrative offices. Effective November 1, 2025, we relocated those offices to a different site in Las Vegas, Nevada, also comprising approximately 7,300 square feet.
Retail-Entertainment Segment
Vintage Stock
At September 30, 2025, Vintage Stock leased all 73 of its stores under agreements that vary as to rental amounts, expiration dates, renewal options, and other rental provisions. Vintage Stock leases its corporate offices in Joplin, Missouri.
The following is a breakdown by state and brand of Vintage Stock retail stores:

State	Retail Stores	Brand(s)
Alabama	1	Vintage Stock
Arkansas	4	Vintage Stock
Colorado	4	EntertainMart
Idaho	3	EntertainMart
Illinois	1	Vintage Stock
Kansas	6	Vintage Stock and EntertainMart
Missouri	19	Vintage Stock, V-Stock, and EntertainMart
Montana	1	EntertainMart
Nebraska	1	EntertainMart
New Mexico	1	EntertainMart
Oklahoma	13	Vintage Stock
Tennessee	1	Vintage Stock
Texas	16	Movie Trading Co., EntertainMart, and Vintage Stock
Utah	2	EntertainMart
Retail-Flooring Segment
As of September 30, 2025, Flooring Liquidators leased all 25 of its retail stores and warehouses under agreements that vary as to rental amounts, expiration dates, renewal options and other rental provisions. Flooring Liquidators leases its corporate offices in Modesto, California.
The following is a breakdown of Flooring Liquidator's retail stores by city and state:

City	State	Locations	Brand(s)
Arroyo Grande	California	1	FL Retail
Bakersfield	California	1	FL Retail
Bentonville	Arkansas	1	FL Retail
Clovis	California	1	FL Retail
Fort Smith	Arkansas	1	FL Retail
Fresno	California	2	FL Retail, A&M Retail
Merced	California	1	FL Retail
Modesto	California	2	FL Retail, House of Carpets
Monrovia	California	1	FL Retail
Reno	Nevada	1	FL Retail
Rancho Cordova	California	1	FL Retail
Roseville	California	1	FL Retail
Sacramento	California	1	FL Retail
San Diego	California	1	FL Retail
San Luis Obispo	California	1	FL Retail
San Marcos	California	1	FL Retail
Santa Clarita	California	1	FL Retail
Santee	California	1	FL Retail
Springfield	Missouri	1	FL Retail
Stockton	California	1	FL Retail
Tulare	California	1	FL Retail
Visalia	California	1	FL Retail
Yuba City	California	1	FL Retail
Flooring Manufacturing Segment
Marquis owns or leases all of the land, and owns all of the improvements on such leased land, as described in the following table, which also provides information regarding the general location and use at September 30, 2025:

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
Steel Manufacturing Segment
At September 30, 2025, Precision Marshall leased the buildings for its two locations in Illinois and Pennsylvania, and its corporate office is also located in Pennsylvania. Kinetic has three locations in Wisconsin, two are leased and one is owned.

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
Holders of Record
As of September 30, 2025, there were (i) 198 holders of record of our common stock, and (ii) 29 holders of record of our Series E Preferred Stock.
Dividend Policy
We have one class of authorized preferred stock. As of September 30, 2025, our Series E Preferred Stock had 47,840 shares issued and outstanding. Each share of Series E Preferred Stock is entitled to and receives a dividend of $0.015 per year. During the year ending September 30, 2025, dividends of approximately $720 were paid to holders of Series E Preferred Stock. At September 30, 2025, the Company had accrued and unpaid preferred stock dividends of approximately $180.
Presently, we do not pay dividends on shares of our common stock. Our declaration and payment of cash dividends in the future and the amount thereof will depend upon our results of operations, financial condition, cash requirements, prospects, limitations imposed by credit agreements and/or indentures governing debt securities, and other factors deemed relevant by our Board of Directors.
Issuer Purchases of Equity Securities
On June 4, 2024, the Company announced a $10 million common stock repurchase program, which was amended on June 2, 2025 to extend its term through May 31, 2028, unless extended, canceled, or modified by the Company's Board of

Directors. The following table provides information regarding repurchases of our common stock during the period of October 1, 2024 through September 30, 2025:

Period	Number of Shares	Average Purchase Price Paid	Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Amount that May be Purchased Under the Announced Plan or Program
Balance Forward as of September 2024	273	15.34	273	9,995,812
October 2024	6,007	10.12	6,007	9,935,029
November 2024	2,685	10.01	2,685	9,908,148
December 2024	6,994	9.92	6,994	9,838,785
January 2025	9,243	9.68	9,243	9,749,315
February 2025	6,503	8.61	6,503	9,693,303
March 2025	15,577	7.31	15,577	9,579,497
April 2025	7,549	8.50	7,549	9,515,346
May 2025	—	—	—	9,515,346
June 2025	5,146	9.31	5,146	9,467,429
July 2025	—	—	—	9,467,429
August 2025	—	—	—	9,467,429
September 2025	—	—	—	9,467,429
Totals	59,977	8.88	59,977
Securities Authorized for Issuance under Equity Compensation Plans
See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter ”
Recent Sales of Unregistered Securities
None.
ITEM 6.    [Reserved]

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the year ended September 30, 2025, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (this “Form 10-K”).
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
Our principal offices are located at 8548 Rozita Lee Avenue, Suite 305, Las Vegas, Nevada 89113, our telephone number is (702) 939-0231, and our corporate website (which does not form part of this Form 10-K) is located at www.liveventures.com. Our common stock trades on the Nasdaq Capital Market under the symbol “LIVE”.
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
Steel Manufacturing Segment
Our Steel Manufacturing segment is comprised of Precision Industries, Inc. (“Precision Marshall”), and its wholly owned subsidiaries The Kinetic Co., Inc. (“Kinetic”), Precision Metal Works, Inc. (“PMW”), and Central Steel Fabricators, LLC. ("Central Steel").
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
Intercompany Eliminations
Intercompany eliminations represent intercompany activity, including sales, cost of goods sold, and inventory profit, that is removed in consolidation. Segment results are presented prior to these eliminations.
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
Results of Operations
The following table sets forth certain statement of income items and as a percentage of revenue, for the periods indicated (in $000’s):

	Year Ended September 30, 2025		Year Ended September 30, 2024
		% of Total Revenue		% of Total Revenue
Selected Data
Revenue	$444,944		$472,840
Cost of revenue	299,255	67.3%	328,016	69.4%
General and administrative expenses	113,742	25.6%	118,040	25.0%
Sales and marketing expenses	17,312	3.9%	22,372	4.7%
Impairment expense	—	—%	18,056	3.8%
Interest expense, net	15,551	3.5%	16,847	3.6%
Provision (benefit) for income taxes	5,660	1.3%	(4,658)	(1.0)%
Net income (loss)	$22,743	5.1%	$(26,685)	(5.6)%

Adjusted EBITDA (a)
Retail - Entertainment	$11,877		$8,407
Retail - Flooring	(2,102)		(1,608)
Flooring Manufacturing	11,055		12,433
Steel Manufacturing	16,191		12,466
Corporate and other	(3,802)		(7,209)
Intercompany eliminations	$171		8
Total adjusted EBITDA	$33,390		$24,497

Adjusted EBITDA as a percentage of revenue
Retail - Entertainment	15.3%		11.8%
Retail - Flooring	(1.7)%		(1.2)%
Flooring Manufacturing	9.1%		9.3%
Steel Manufacturing	12.2%		8.9%
Corporate and other	NA		NA
Intercompany eliminations	NA		NA
Consolidated adjusted EBITDA as a percentage of revenue	7.5%		5.2%

The following table sets forth revenue by segment (in $000’s):

	Year Ended September 30, 2025		Year Ended September 30, 2024
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Revenue
Retail - Entertainment	$77,519	17.4%	$71,023	15.0%
Retail - Flooring	122,308	27.5%	136,989	29.0%
Flooring Manufacturing	121,574	27.3%	133,026	28.1%
Steel Manufacturing	132,593	29.8%	139,768	29.6%
Corporate and other	78	—%	333	0.1%
Intercompany eliminations	$(9,128)	(2.1)%	$(8,299)	(1.8)%
Total revenue	$444,944	100.0%	$472,840	100.0%
The following table sets forth gross profit and gross profit as a percentage of total revenue by segment (in $000’s):

	Year Ended September 30, 2025		Year Ended September 30, 2024
	Gross Profit	% of Total Gross Profit	Gross Profit	% of Total Gross Profit
Gross Profit
Retail - Entertainment	$44,881	30.8%	$40,929	28.3%
Retail - Flooring	42,712	29.3%	49,177	34.0%
Flooring Manufacturing	30,790	21.1%	32,316	22.3%
Steel Manufacturing	27,550	18.9%	22,085	15.2%
Corporate and other	64	—%	309	0.2%
Intercompany eliminations	(308)	(0.2)%	$8	—%
Total gross profit	$145,689	100.0%	$144,824	100.0%
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
Revenue
Revenue decreased by approximately $27.9 million to approximately $444.9 million for the year ended September 30, 2025 as compared to approximately $472.8 million for the year ended September 30, 2024.
Retail-Entertainment segment revenue increased by approximately $6.5 million, or 9.1%, to approximately $77.5 million for the year ended September 30, 2025, as compared to approximately $71.0 million for the year ended September 30, 2024, primarily due to changes in product mix toward new products, which typically have higher selling prices.
Retail-Flooring segment revenue for the year ended September 30, 2025 decreased by approximately $14.7 million, or 10.7%, to approximately $122.3 million, as compared to $137.0 million for the year ended September 30, 2024, primarily due to the disposition of certain Johnson stores in May 2024, as well as decreased demand due to broader economic conditions.

Flooring Manufacturing segment revenue decreased by approximately $11.4 million, or 8.6%, to approximately $121.6 million for the year ended September 30, 2025, as compared to approximately $133.0 million for the year ended September 30, 2024. The decrease was primarily due to reduced consumer demand as a result of the ongoing weakness in the housing market and uncertainty about the current economic outlook.
Steel Manufacturing segment revenue decreased by approximately $7.2 million, or 5.1%, to approximately $132.6 million for the year ended September 30, 2025, as compared to approximately $139.8 million for the year ended September 30, 2024. The decrease was primarily due to lower sales volumes at certain business units, partially offset by incremental revenue of $11.1 million at Central Steel, which was acquired in May 2024.
Intercompany eliminations represent intersegment sales revenue that is removed during the consolidation of our financial statements.
Gross Profit
Gross profit increased by approximately $0.9 million, or 0.6%, for the year ended September 30, 2025, as compared to the year ended September 30, 2024. Gross margin increased by 210 basis points to 32.7%, as compared to 30.6% in the prior year. The gross margin improvement was attributable to increased gross margins in the Retail-Entertainment, Steel Manufacturing, and Flooring Manufacturing segments, primarily due to improved efficiencies, as well as the acquisition of Central Steel Fabricators (“Central Steel”) during May 2024, which has historically generated higher margins, partially offset by slightly lower gross margins in the Retail-Flooring segment.
General and Administrative Expense
General and administrative expense decreased by approximately $4.3 million, or 3.6%, for the year ended September 30, 2025 as compared to the year ended September 30, 2024. This decrease was primarily driven by targeted cost reduction initiatives in our Retail-Flooring segment and lower compensation and other general and administrative expenses in our Corporate and Other segment.
Selling and Marketing Expense
Selling and marketing expense decreased by approximately $5.1 million, or 22.6% for the year ended September 30, 2025 as compared to the year ended September 30, 2024, primarily due to reduced sales and marketing activities in our Retail-Flooring and Flooring Manufacturing segments.
Impairment of Intangibles and Goodwill
No impairment charges were recognized during the year ended September 30, 2025. During the fourth quarter of fiscal 2024, Flooring Liquidators recognized an $18.1 million goodwill impairment charge as a result of declining operations stemming from the negative impacts of general economic conditions (see Note 7 below).
Interest Expense, net
Interest expense, net decreased by approximately $1.3 million or 7.7%, for the year ended September 30, 2025 as compared to the year ended September 30, 2024, primarily due to lower average debt balances.
Benefit or Provision for Income Taxes
For the year ended September 30, 2025, the Company recorded an income tax provision of approximately $5.7 million, compared to an income tax benefit of approximately $4.7 million for the prior year. This year-over-year change primarily reflects higher pre-tax income driven by targeted cost reduction initiatives and lower sales and marketing expenses, as previously discussed. In addition, the Company received approximately $2.1 million in taxable Employee Retention Credit refunds during the period.

Results of Operations by Segment
The following table sets forth the results of operations by segment (in $000’s):

	For the Year Ended Sep 30, 2025							For the Year Ended Sep 30, 2024
	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	I/C Eliminations	Total	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	I/C Eliminations	Total
Revenue	$77,519	$122,308	$121,574	$132,593	$78	$(9,128)	$444,944	$71,023	$136,989	$133,026	$139,768	$333	$(8,299)	$472,840
Cost of Revenue	32,638	79,596	90,784	105,043	14	(8,820)	299,255	30,094	87,812	100,710	117,683	24	(8,307)	328,016
Gross Profit	44,881	42,712	30,790	27,550	64	(308)	145,689	40,929	49,177	32,316	22,085	309	8	144,824
General and Administrative Expense	33,551	50,012	7,903	18,475	4,280	(479)	113,742	33,091	52,841	6,852	16,844	8,412	—	118,040
Selling and Marketing Expense	664	414	15,675	536	23	—	17,312	661	3,800	17,259	630	22	—	22,372
Impairment Expense	—	—	—	—	—	—	—	—	18,056	—	—	—	—	18,056
Operating Income (Loss)	$10,666	$(7,714)	$7,212	$8,539	$(4,239)	$171	$14,635	$7,177	$(25,520)	$8,205	$4,611	$(8,125)	$8	$(13,644)
Retail-Entertainment Segment
The Retail-Entertainment segment revenue for the fiscal year ended September 30, 2025, was approximately $77.5 million, an increase of approximately $6.5 million, or 9.1%, compared to approximately $71.0 million in the prior year. The revenue growth was driven by strong consumer demand for vintage and collectible media. For the fiscal year ended September 30, 2025, gross margin increased to 57.9%, compared to 57.6% in the prior year. Operating income for the fiscal year ended September 30, 2025, was approximately $10.7 million compared to approximately $7.2 million in the prior year. Strong revenue growth and disciplined general and administrative expense management drove the improvement in operating results.
Retail-Flooring Segment
The Retail-Flooring segment revenue for the fiscal year ended September 30, 2025, was approximately $122.3 million, a decrease of approximately $14.7 million, or 10.7%, compared to approximately $137.0 million in the prior year. The decrease was primarily attributable to the disposition of certain Johnson Floor and Home stores in May 2024, as well as to decreased consumer demand driven by the ongoing weakness in the housing market. Gross margin for the fiscal year ended September 30, 2025, was 34.9%, compared to 35.9% for the prior year. The decrease in gross margin was primarily driven by a change in product mix. Operating loss for the fiscal year ended September 30, 2025, was approximately $7.7 million, compared to an operating loss of approximately $25.5 million for the prior year. The prior year's operating loss included an $18.1 million goodwill impairment charge. Excluding the goodwill impairment charge in the prior year, the slight increase in operating loss was primarily due to decreases in revenues and gross margin, partially offset by lower operating expenses driven by cost-reduction initiatives implemented in fiscal year 2025.
Flooring Manufacturing Segment
The Flooring Manufacturing segment revenue for the fiscal year ended September 30, 2025, was approximately $121.6 million, a decrease of approximately $11.5 million, or 8.6%, compared to approximately $133.0 million in the prior year. The decrease in revenue was primarily due to reduced consumer demand as a result of the ongoing weakness in the housing market. Gross margin was 25.3% for the fiscal year ended September 30, 2025, compared to 24.3% for the prior year. The increase in gross margin was primarily due to changes in product mix. Operating income for the fiscal year ended September 30, 2025, was approximately $7.2 million, compared to approximately $8.2 million for the prior year. The decrease in operating income was primarily due to lower revenue for fiscal year 2025.
Steel Manufacturing Segment
The Steel Manufacturing segment revenue for the fiscal year ended September 30, 2025, was approximately $132.6 million, a decrease of approximately $7.2 million, or 5.1%, compared to approximately $139.8 million in the prior year. The decline was primarily driven by lower sales volumes at certain business units, partially offset by incremental revenue of $11.1 million at Central Steel, which was acquired in May 2024. Gross margin was 20.8% for the fiscal year ended September 30, 2025, compared to 15.8% for the prior year. The increase in gross margin was primarily due to strategic price increases and the acquisition of Central Steel, which has historically generated higher margins. Operating income for the fiscal year ended September 30, 2025, was approximately $8.5 million, compared to approximately $4.6 million in the prior year. The increase in operating income was primarily due to improved operating efficiencies at Precision Metal Works, Inc., and the acquisition of Central Steel, partially offset by higher general and administrative expenses resulting from the acquisition.
Corporate and Other Segment
The Corporate and Other segment operating loss was approximately $4.2 million and $8.1 million for the fiscal years ended September 30, 2025, and 2024, respectively. The decrease in operating loss is primarily due to a significant reduction in corporate expenses, including compensation and professional fees, as compared to the prior year, and the reallocation of certain costs from the corporate holding company level to the segment level in fiscal year 2025.
Intercompany Eliminations
Intercompany eliminations represent intercompany activity, including sales, cost of goods sold, and inventory profit, that is removed in consolidation. Segment results are presented prior to these eliminations.
Adjusted EBITDA Reconciliation
The following table presents a reconciliation of net loss to Adjusted EBITDA, its nearest GAAP measure, for the years ended September 30, 2025 and 2024 (in $000’s):

	For the Year Ended September 30,
	2025	2024
Net income (loss)	$22,743	$(26,685)
Depreciation and amortization	17,274	17,215
Stock-based compensation	200	325
Interest expense, net	15,551	16,847
Income tax expense (benefit)	5,660	(4,658)
Debt acquisition costs	—	183
Disposition of Johnson	—	301
Gain on extinguishment of debt	(713)	—
Gain on modification of seller note	(22,784)	—
Acquisition costs	—	2,314
Gain on settlement of earnout liability	(2,840)	—
Gain on receipt of Employee Retention Credits	(2,093)	—
Gain on settlement of holdback liability	(1,186)	—
Adjustment of earnout liability	1,441	—
Impairment of goodwill	—	18,056
Other non-recurring company initiatives	137	599
Adjusted EBITDA	$33,390	$24,497
Adjusted EBITDA increased by approximately $8.9 million, or 36.3%, for the year ended September 30, 2025, as compared to the prior year period. The increase was primarily due to decreases in operating expenses due to targeted cost reduction initiatives, as discussed above.
Liquidity and Capital Resources
Overview
Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our asset-based revolver lines of credit will provide sufficient liquidity to fund our operations, and pay our contractual obligations for at least the next 12 months.

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
As of September 30, 2025, we had total cash and borrowing availability of approximately $38.1 million, comprised of approximately $8.8 million in cash, as well as approximately $29.3 million of available borrowing under our revolving credit facilities. As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature, and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
Cash Flows from Operating Activities
The Company’s cash at September 30, 2025 was approximately $8.8 million compared to approximately $4.6 million at September 30, 2024, an increase of approximately $4.2 million. Net cash provided by operations was approximately $28.7 million for the year ended September 30, 2025, as compared to net cash provided by operations of approximately $20.6 million for the same period in 2024. The increase was primarily driven by higher net income, reduced inventory purchases, increased collections of accounts receivable, and greater amortization of right-of-use assets, partially offset by higher payments for accounts payable and accrued liabilities.
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
Cash Flows from Investing Activities
Our cash flows used in investing activities of approximately $7.7 million for the year ended September 30, 2025 consisted of purchases of property and equipment. Our cash flows used in investing activities of approximately $21.5 million for the year ended September 30, 2024 consisted of the acquisitions of CRO by Flooring Liquidators, Johnson by CRO, Central Steel by Precision Marshall, and Midwest Grinding by Kinetic, as well as purchases of property and equipment.
Cash Flows from Financing Activities
Our cash flows used in financing activities of approximately $16.7 million for the year ended September 30, 2025 primarily consisted of net payments under revolver loans of approximately $11.5 million, payments on notes payable of approximately $7.0 million, payments for finance leases of approximately $4.2 million, payments of related party notes payable of $3.0 million, cash paid for the settlement of seller notes of approximately $1.9 million, purchases of treasury stock of approximately $0.5 million, and payments of related party seller notes of approximately $69,000, partially offset by net borrowings under related party revolver loans of approximately $9.0 million, proceeds from the issuance of related party notes payable of approximately $1.9 million, and proceeds from the issuance of notes payable of approximately $0.5 million.
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
Working Capital
We had working capital of approximately $62.1 million as of September 30, 2025 as compared to approximately $52.3 million as of September 30, 2024; an increase of approximately $9.8 million. The decrease was primarily due to increases in the current portion of long-term debt, an increase in obligations under accounts payable, and a decrease in inventory balances, partially offset by an increase in accounts receivable.
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
Contractual Obligations
The following table summarizes our contractual obligations consisting of debt obligations and lease agreements and the effect such obligations are expected to have on our future liquidity and cash flows (in $000's):

	Payments due by Period
	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Notes payable	$36,282	$31,326	$2,275	$8,279	$78,162
Notes payable - related party	800	4,954	13,610	—	19,364
Seller notes - related party	275	17,739	206	—	18,220
Lease obligations	20,356	33,285	23,080	150,459	227,180
Total	$57,713	$87,304	$39,171	$158,738	$342,926
Off-Balance Sheet Arrangements
At September 30, 2025, we had no off-balance sheet arrangements, commitments, or guarantees that require additional disclosure or measurement.
ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
As of September 30, 2025, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

ITEM 8.    Financial Statement and Supplementary Data
LIVE VENTURES INCORPORATED AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Live Ventures Incorporated
Las Vegas, Nevada
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Live Ventures Incorporated (the "Company") as of September 30, 2025 and 2024, and the related consolidated statements of income (loss), changes in stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America..
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
We identified the Company's valuation of the goodwill at Flooring Liquidator's reporting unit as a critical audit matter because of the significant estimates and assumptions management used in the impairment testing, including forecasts of future revenues and expenses and the selection of the discount rates. Auditing management's forecasts of future revenues and expenses as well as the selection of the discount rates involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialist, as changes in these assumptions could have a significant impact on valuation of goodwill.
Our audit procedures related to the Company's evaluation of goodwill included the following, among others:
•We obtained an understanding of management's process for estimating the fair value of Flooring Liquidator's reporting unit.
•We utilized our internal valuation specialist to evaluate the reasonableness of the approaches, methodologies and assumptions used by the Company in arriving at the estimated fair value of Flooring Liquidators' reporting unit.

•We assessed the reasonableness of management's projections by comparing to historical results, and current industry and economic trends.
•We performed independent calculations to test the reasonableness and mathematical accuracy of the discounted cash flow model.
•We assessed the appropriateness of the disclosures in the consolidated financial statements.

/s/ Frazier & Deeter, LLC
We have served as the Company's auditor since 2021.
Nashville, Tennessee
December 17, 2025

LIVE VENTURES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2025	September 30, 2024
Assets
Cash	$8,831	$4,601
Trade receivables, net	39,947	46,861
Inventories, net	120,716	126,350
Prepaid expenses and other current assets	3,568	4,123
Total current assets	173,062	181,935
Property and equipment, net	77,511	82,869
Right of use asset - operating leases	53,097	55,701
Deposits and other assets	1,498	787
Intangible assets, net	20,080	25,103
Goodwill	61,152	61,152
Total assets	$386,400	$407,547
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$27,369	$31,002
Accrued liabilities	31,834	31,740
Income taxes payable	2,334	948
Current portion of long-term debt	36,282	43,816
Current portion of notes payable related parties	800	6,400
Current portion of lease obligations - operating leases	11,495	12,885
Current portion of lease obligations - finance leases	573	368
Seller notes - related parties	275	2,500
Total current liabilities	110,962	129,659
Long-term debt, net of current portion	41,880	54,994
Lease obligation long term - operating leases	46,375	50,111
Lease obligation long term - finance leases	42,269	41,677
Notes payable related parties, net of current portion	18,564	4,934
Seller notes - related parties	17,945	40,361
Deferred tax liability	9,156	6,267
Other non-current obligations	3,945	6,655
Total liabilities	291,096	334,658
Commitments and contingencies
Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 47,840 issued and outstanding at September 30, 2025 and 2024, respectively, with a liquidation preference of $0.30 per share	—	—
Common stock, $0.001 par value, 10,000,000 shares authorized, 3,071,656 shares issued and outstanding at September 30, 2025; 3,131,360 issued and outstanding at September 30, 2024	2	2
Paid-in capital	75,848	69,692
Treasury stock common 754,391 and 694,687 shares as of September 30, 2025 and 2024	(9,600)	(9,072)
Treasury stock Series E preferred 50,000 shares as of September 30, 2025 and 2024	(7)	(7)
Accumulated earnings	29,061	12,274
Total stockholders' equity	95,304	72,889
Total liabilities and stockholders' equity	$386,400	$407,547
The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(dollars in thousands, except per share)

	Years Ended September 30,
	2025	2024
Revenues	$444,944	$472,840
Cost of revenues	299,255	328,016
Gross profit	145,689	144,824
Operating expenses:
General and administrative expenses	113,742	118,040
Sales and marketing expenses	17,312	22,372
Impairment expense	—	18,056
Total operating expenses	131,054	158,468
Operating income (loss)	14,635	(13,644)
Other income (expense):
Interest expense, net	(15,551)	(16,847)
Gain on extinguishment of debt	713	—
Gain on settlement of earnout liability	2,840	—
Gain on modification of seller note	22,784	—
Gain on settlement of holdback liability	1,186	—
Employee Retention Credits	2,093	—
Adjustment of earnout liability	(1,441)	—
Other income (expense), net	1,144	(852)
Total other income (expense), net	13,768	(17,699)
Income (loss) before income taxes	28,403	(31,343)
Provision for (benefit from) income taxes	5,660	(4,658)
Net income (loss)	22,743	(26,685)
Income (loss) per share:
Basic	$7.35	$(8.48)
Diluted	$4.93	$(8.48)
Weighted average common shares outstanding:
Basic	3,094,087	3,147,646
Diluted	4,616,346	3,147,646
The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)

	Series E Preferred Stock		Common Stock			Common Stock	Series E Preferred Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Earnings	Total Equity
Balance, September 30, 2023	47,840	$—	3,164,330	$2	$69,387	$(8,206)	$(7)	$38,959	$100,135
Stock-based compensation	—	—	—	—	325	—	—	—	325
Stock options exercised	—	—	1,654	—	—	—	—	—	—
Taxes paid on net settlement of stock options exercised	—	—	—	—	(20)	—	—	—	(20)
Purchase of common treasury stock	—	—	(34,624)	—	—	(866)	—	—	(866)
Net loss	—	—	—	—	—	—	—	(26,685)	(26,685)
Balance, September 30, 2024	47,840	$—	3,131,360	$2	$69,692	$(9,072)	$(7)	$12,274	$72,889
Stock-based compensation	—	—	—	—	200	—	—	—	200
In-substance distribution	—	—	—	—	5,956	—	—	(5,956)	—
Purchase of common treasury stock	—	—	(59,704)	—	—	(528)	—	—	(528)
Net income	—	—	—	—	—	—	—	22,743	22,743
Balance, September 30, 2025	47,840	$—	3,071,656	$2	$75,848	$(9,600)	$(7)	$29,061	$95,304
The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended September 30,
	2025	2024
Operating activities:
Net income (loss)	$22,743	$(26,685)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	17,274	17,215
Amortization of seller note discount	1,194	2,762
Loss on disposal of property and equipment	326	—
Amortization of debt issuance costs	84	150
Gain on extinguishment of debt	(713)	—
Gain on settlement of earnout liability	(2,840)	—
Gain on modification of seller note	(22,784)	—
Gain on settlement of holdback liability	(1,186)	—
Loss on impairment of goodwill	—	18,056
Write-down of holdback	—	(702)
Write-down of inventory	—	750
Stock-based compensation expense	200	325
Loss on disposition of Johnson	—	301
Amortization of right of use assets	4,530	6,789
Change in deferred income taxes	2,888	(6,882)
Change in allowance for doubtful accounts	(920)	(87)
Change in reserve for obsolete inventory	(925)	2,600
Changes in assets and liabilities, net of acquisitions:
Trade receivables	7,220	(1,499)
Inventories	5,201	4,551
Prepaid expenses and other current assets	542	1,365
Deposits and other assets	(777)	460
Accounts payable	(2,959)	1,789
Accrued liabilities	(1,817)	(2,896)
Income taxes payable	1,388	2,249
Net cash provided by operating activities	28,669	20,611
Investing activities:
CRO acquisition	—	(1,034)
Midwest Grinding acquisition	—	(1,000)
Central Steel acquisition, net of cash acquired	—	(10,474)
Purchases of property and equipment	(7,691)	(8,472)
Johnson acquisition	—	(500)
Net cash used in investing activities	(7,691)	(21,480)
Financing activities:
Net (payments) borrowings under revolver loans	(11,485)	3,420
Proceeds from failed sales and leaseback transaction	—	7,869
Cash paid for taxes on net settlement of stock option exercise	—	(20)
Proceeds from issuance of notes payable	496	609
Payments on notes payable	(6,956)	(6,661)
Purchases of common treasury stock	(528)	(866)
Payments on related party seller notes	(69)	—
Proceeds from issuance of related party notes payable	1,932	—
Payment for settlement of seller notes	(1,932)	—
Payments on financing leases	(4,221)	(3,590)
Payments on related party notes payable	(1,000)	(1,200)
Net borrowings under related party revolver loans	7,015	1,600
Net cash (used in) provided by financing activities	(16,748)	1,161
Net increase in cash	4,230	292
Cash, beginning of year	4,601	4,309
Cash, end of year	$8,831	$4,601
The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended September 30,
	2025	2024
Supplemental cash flow disclosures:
Interest paid	$14,927	$14,037
Income taxes paid (received), net	$2,143	$(22)
Noncash financing and investing activities:
Noncash in-substance distribution	$5,956	$—
Noncash settlement of holdback	$1,500	$—
Noncash stock options exercised	$—	$94
PMW goodwill adjustment	$—	$233
Noncash items related to Central Steel acquisition	$—	$3,223
Noncash items related to CRO acquisition	$—	$725
Noncash items related to Johnson acquisition	$—	$1,501
The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024
Note 1:    Background and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Live Ventures Incorporated, a Nevada corporation, and its subsidiaries (collectively, “Live Ventures” or the “Company”). Live Ventures is a diversified holding company with a strategic focus on value-oriented acquisitions of domestic middle-market companies. The Company has five operating segments: Retail-Entertainment, Retail-Flooring, Flooring Manufacturing, Steel Manufacturing, and Corporate and Other. The Retail-Entertainment segment includes Vintage Stock, Inc. (“Vintage Stock”), which is engaged in the retail sale of new and used movies, music, collectibles, comics, books, games, game systems, and components. The Retail-Flooring segment includes Flooring Liquidators, Inc. (“Flooring Liquidators”), which is engaged in the retail sale and installation of floors, carpets, and countertops. The Flooring Manufacturing segment includes Marquis Industries, Inc. (“Marquis”), which is engaged in the manufacture and sale of carpet and the sale of vinyl and wood floor coverings. The Steel Manufacturing Segment includes Precision Industries, Inc. (“Precision Marshall”), which is engaged in the manufacture and sale of alloy and steel plates, ground flat stock, and drill rods, The Kinetic Co., Inc. (“Kinetic”), which is engaged in the production of industrial knives and hardened wear products for the tissue and metals industries, Precision Metal Works, Inc. (“PMW”), which is engaged in metal forming, assembly, and finishing solutions across diverse industries, including appliance, automotive, hardware, electrical, electronic, medical products, and devices, and CSF Holdings, LLC (“Central Steel”), which is engaged in the specialized fabrication of metal products primarily used for data centers and the communications industry. PMW reports on a 13-week quarter, as opposed to the Company's calendar quarter reporting. However, the Company has determined that the difference in reporting periods has no material effect on its reported financial results. All intercompany transactions and balances have been eliminated in consolidation.
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
Significant estimates made in connection with the accompanying consolidated financial statements include the estimated reserve for excess and obsolete inventory, fair values in connection with the analysis of goodwill, and the valuation of other intangibles and long-lived assets for impairment.
Financial Instruments
Financial instruments consist primarily of cash, trade receivables, advances to affiliates and obligations under accounts payable, accrued expenses, leases, and notes payable. The carrying amounts of the Company's financial instruments approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices are available (Level 2 inputs). The carrying amounts of long-term debt at September 30, 2025 and 2024 approximate fair value.
Cash
As of September 30, 2025, the Company's cash balance consisted of balances held in checking and demand deposit accounts, which are accessible and available for general corporate use.
Trade Receivables
The Company grants trade credit to customers under credit terms that it believes are customary in the industries in which it operates and does not require collateral to support customer trade receivables. Some of the Company’s trade receivables are factored primarily through two factors. Factored trade receivables are sold without recourse for substantially all of the receivables balances for credit approved accounts. The factor purchases the trade receivable(s) for the gross amount of the respective invoice(s), less factoring commissions, trade, and cash discounts. The factor charges the Company a factoring commission for each trade account, which is between 0.45-0.50% of the gross amount of the invoice(s) factored on the date of the purchase, plus an additional rate of 0.0125% for each credit term extension of 30 days, or portion thereof. The minimum annual commission due the factor is approximately $200,000 per contract year. As of September 30, 2025 and 2024, the balance of factored trade receivables was approximately $6.2 million and $6.0 million, respectively.
The following table details the Company's trade receivables as of September 30, 2025, 2024, and 2023 (in $000’s):

	September 30, 2025	September 30, 2024	September 30, 2023
Trade receivables, net:
Accounts receivable	$40,509	$48,342	$42,762
Less: Allowance for doubtful accounts	(562)	(1,481)	(1,568)
	$39,947	$46,861	$41,194
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts, which includes allowances for accounts and factored trade receivables, customer refunds, dilution, and fees from local exchange carrier billing aggregators and other uncollectible accounts. The allowance for doubtful accounts is based upon historical bad debt experience and periodic evaluations of the aging and collectability of the trade receivables. This allowance is maintained at a level which the Company believes is sufficient to cover potential credit losses and trade receivables are only written off to bad debt expense as uncollectible after all reasonable collection efforts have been made. The Company has also purchased accounts receivable credit insurance to cover some non-factored trade and other receivables which helps reduce potential losses due to doubtful accounts. At September 30, 2025 and 2024, the allowance for doubtful accounts was approximately $0.6 million and $1.5 million, respectively.
Inventories
Inventories are valued at the lower of the inventory’s cost (first in, first out basis or “FIFO”) or net realizable value of the inventory. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Management also reviews inventory to determine if excess or obsolete inventory is present and a reserve is made to reduce the carrying value for inventory for such excess and or obsolete inventory. As of September 30, 2025 and 2024, the inventory reserves were approximately $5.5 million and $6.4 million, respectively.
The following table details the Company's inventories as of September 30, 2025 and 2024 ($000’s):

	September 30, 2025	September 30, 2024
Inventory, net
Raw materials	$33,669	$31,994
Work in progress	8,152	7,581
Finished goods	44,207	49,264
Merchandise	40,187	43,935
	126,215	132,774
Less: Inventory reserves	(5,499)	(6,424)
	$120,716	$126,350
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
Intangible Assets
The Company’s intangible assets consist of customer relationship intangibles, favorable leases, trade names, licenses for the use of internet domain names, Universal Resource Locators or URL’s, software, and marketing and technology related intangibles. Upon acquisition, estimates are made in valuing acquired intangible assets, which include but are not limited to, future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values. All intangible assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – three to 20 years; software – three to five years, customer relationships – seven to 10 years, favorable leases – over the life of the lease, customer lists up to 20 years, trade names up to 20 years.

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
Retail - Flooring Segment
The Retail-Flooring Segment derives revenue primarily from the sale of flooring products and installation services, which are recognized at the point-of-sale and over time, respectively. Retail sales are generally of a cash-and-carry nature and contain a single performance obligation. Consequently, revenue is recorded at the point in time in which the sale is made. Installation services generally contain multiple performance obligations requiring revenue to be recognized over a period of time based on percentage of completion. For sales that include installation, revenue is recognized upon completion of the installation of the material in accordance with the contract, as this method is the best depiction of when the transfer of goods or services takes place. All direct costs are either paid and or accrued for in the period in which the sale is recorded. Revenues are recorded net of sales taxes collected from customers. For the year ended September 30, 2025 and 2024, revenue for retail and installation services sales was approximately $63.3 million and $58.5 million, and $63.1 million and $73.9 million, respectively.
Flooring and Steel Manufacturing Segments
The Flooring Manufacturing Segment derives revenue primarily from the sale of carpet and hard surface flooring products, including shipping and handling amounts. The Steel Manufacturing Segment generates revenue, including shipping and handling, from four primary sources: the manufacture and sale of De‑Carb Free Tool and Alloy Steel in the form of Plate, Precision Ground Flat Stock, and Drill Rod; the manufacture and sale of Industrial Knives used in the Tissue and Steel Processing industries; the stamping of Appliance and Automotive Parts; and the production and sale of Cable Racking and Fixtures for Data and Communication Centers. Revenue for these segments generally contain a single performance obligation and is recognized at the point title passes to the customer. At the time revenue is recognized, the Company records a provision for the estimated amount of future returns based primarily on historical experience and any known trends or conditions that exist at the time revenue is recognized. Revenues are recorded net of taxes collected from customers. All direct costs are either paid and or accrued for in the period in which the sale is recorded.
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

Advertising Expense
Advertising expense is charged to operations as incurred. Advertising expense totaled approximately $1.7 million and $1.3 million for the years ended September 30, 2025 and 2024, respectively.
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
Segment Reporting
ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a Company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company determined it has five operating segments (See Note 18).

Concentration of Credit Risk
The Company maintains cash balances in bank accounts in each state the Company has business operations. The Company places its cash with high quality financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of September 30, 2025. At times, balances may exceed federally insured limits. As of September 30, 2025, the Company had approximately $6.3 million of cash with financial institutions in excess of FDIC insurance limits.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the Chief Operating Decision Maker, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The Company adopted ASU 2023-07 in this Annual Report on Form 10-K and will adopt the interim disclosures in the first quarter of 2026. ASU 2023-07 was adopted retrospectively to all periods presented in the financial statements. The adoption of this standard did not have a material impact on our consolidated financial statements. See Note 18, Segment Reporting, for additional information and detailed disclosures prepared in accordance with ASU 2023-07.
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
Note 3:    Acquisitions and Dispositions
Flooring Liquidators’ Sale of Net Assets
On September 12, 2025, the Company entered into an agreement with the former owner of Flooring Liquidators to settle the Company's $1.5 million holdback obligation (see Note 11). Under the terms of the agreement, certain assets and liabilities of Flooring Liquidators were sold to the former owner in full satisfaction of the obligation. No gain or loss was recognized on the net assets transferred. The following table summarizes the assets and liabilities sold (in $000’s):

Account receivable	$612
Inventory	1,359
Prepaids	14
Property and equipment	472
Deposits and other assets	65
Total transfer of assets	2,522
Accounts payable	675
Accrued liabilities	310
Debt	37
Total transfer of liabilities	1,022
Net assets transferred	$1,500
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
As of September 30, 2025, the Company determined that the accrued earnout liability was insufficient based on projected future earnings. Accordingly, the Company recorded an adjustment of approximately $1.4 million to increase Central Steel’s earnout liability.

Acquisition of Johnson
On November 30, 2023, Carpet Remnant Outlet, Inc. (“CRO”) acquired certain assets and assumed certain liabilities of Johnson Floor & Home (“Johnson”), a floor covering retailer and installer serving residential and commercial customers through four locations in the Tulsa, Oklahoma area, and one in Joplin, Missouri. Total consideration for the acquisition was $2.0 million, comprised of cash at close of $0.5 million, deferred consideration in the form of a seller note of $1.2 million, with additional consideration paid in the form of an earnout valued at approximately $0.3 million. The deferred consideration is payable in three $0.4 million installments due annually on the first three anniversary dates following the closing date. Each installment will accrue interest at 6.0% per annum until paid.
The fair value of the purchase price components outlined above was approximately $2.0 million, as detailed below (in $000's):

Cash	$500
Deferred consideration	1,200
Earnout	301
Purchase price	$2,001
The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of November 30, 2023, as calculated by management. The table below outlines the purchase price allocation of the purchase for Johnson to the acquired identifiable assets and liabilities assumed (in $000’s):

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
The table below outlines the purchase price allocation of the purchase for CRO to the acquired identifiable assets, liabilities assumed and goodwill (in $000’s):

Total purchase price	$1,423
Accounts payable	770
Accrued liabilities	1,298
Total liabilities assumed	2,068
Total consideration	3,491
Accounts receivable	259
Inventory	1,406
Property and equipment	261
Intangible assets	1,190
Other assets	286
Total assets acquired	3,402
Total goodwill	$89

Note 4:    Property and Equipment
The following table details the Company's property and equipment as of September 30, 2025 and 2024, respectively (in $000’s):

	September 30, 2025	September 30, 2024
Property and equipment, net:
Building and improvements	$41,164	$40,490
Land	3,469	3,469
Transportation equipment	3,313	2,765
Machinery and equipment	77,440	73,309
Furnishings and fixtures	6,355	6,301
Office, computer equipment and other	4,406	4,285
	136,147	130,619
Less: Accumulated depreciation	(58,636)	(47,750)
	$77,511	$82,869
Depreciation expense was approximately $12.3 million for each of the years ended September 30, 2025 and 2024.

Note 5:    Leases
The following table details the Company's right of use assets and lease liabilities as of September 30, 2025 and 2024, respectively (in $000’s):

	September 30, 2025	September 30, 2024
Right of use asset - operating leases	$53,097	$55,701
Lease liabilities:
Current - operating	11,495	12,885
Current - finance	573	368
Long term - operating	46,375	50,111
Long term - finance	42,269	41,677
As discussed in Note 3, on May 15, 2024, Precision Marshall acquired Central Steel Fabricators (“Central Steel”), a Chicago-based manufacturer of specialized fabricated metal products primarily for data centers and the communications industry. As of the date of execution, Central Steel sold the acquired real property in exchange for which Central Steel entered into a 20-year lease, with two options to renew for an additional five years each, which the Company is reasonably certain to exercise. This transaction is being treated as a failed sales and leaseback for accounting purposes, as described in ASC 842 “Leases”.
The weighted average remaining lease term for operating leases is 9.7 years. The Company’s weighted average discount rate for operating leases is 9.71%. Total cash payments for operating leases for the year ended September 30, 2025 were approximately $18.5 million.
Total present value of future lease payments of operating leases as of September 30, 2025 (in 000’s):

Twelve months ended September 30,
2026	$16,163
2027	13,569
2028	11,047
2029	8,383
2030	5,633
Thereafter	28,790
Total	83,585
Less implied interest	(25,715)
Present value of payments	$57,870

The weighted average remaining lease term for finance leases is 26.2 years. The Company’s weighted average discount rate for finance leases is 11.33%. Total cash payments for finance leases for the year ended September 30, 2025 were approximately $4.2 million.
The Company records finance lease right-of-use assets as property and equipment. The balance, as of September 30, 2025 and 2024 is as follows (in $000’s):

	September 30, 2025	September 30, 2024
Property and equipment, at cost	$27,102	$26,495
Accumulated depreciation	(2,250)	(1,662)
Property and equipment, net	$24,852	$24,833
Total present value of future lease payments of finance leases as of September 30, 2025 (in 000’s):

Twelve months ended September 30,
2026	$4,193
2027	4,275
2028	4,394
2029	4,529
2030	4,535
Thereafter	121,669
Total	143,595
Less implied interest	(100,753)
Present value of payments	$42,842
Note 6:    Intangibles
The Company’s intangible assets consist of customer relationships, trade names, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles.
The following table details the Company's intangible assets as of September 30, 2025 and 2024, respectively (in $000’s):

	September 30, 2025	September 30, 2024
Intangible assets, net:
Intangible assets - Tradenames	$15,356	$15,356
Intangible assets - Customer Relationships	13,599	14,799
Intangible assets - Other	4,330	4,330
	33,285	34,485
Less: Accumulated amortization	(13,205)	(9,382)
Total intangible assets, net	$20,080	$25,103
Intangible amortization expense was approximately $5.0 million and $4.9 million for the years ended September 30, 2025 and 2024, respectively.

The following table summarizes estimated future amortization expense related to intangible assets that have net balances (in $000’s):

As of September 30,
2026	$5,017
2027	4,910
2028	4,595
2029	4,062
2030	1,461
Thereafter	35
$20,080
Note 7:    Goodwill
The following table details the Company's goodwill as of September 30, 2025 and 2024 (in 000’s):

	Retail - Entertainment	Retail - Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate	Total
September 30, 2023	$36,947	$30,419	$807	$7,693	$—	$75,866
CRO acquisition	—	89	—	—	—	89
Central Steel acquisition	—	—	—	2,906	—	2,906
Goodwill adjustments	—	999	—	(652)	—	347
Goodwill impairment	—	(18,056)	—	—	—	(18,056)
September 30, 2024	36,947	13,451	807	9,947	—	61,152
September 30, 2025	$36,947	$13,451	$807	$9,947	$—	$61,152
The Company accounts for purchased goodwill and intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other (see Note 2). Goodwill recognized during the year ended September 30, 2024 was approximately $3.0 million, and was due to the acquisitions of CRO and Central Steel (see Note 3).
The Company performs its annual goodwill impairment test as of July 1 each year and monitors for potential triggering events throughout the year that may indicate the carrying value of a reporting unit exceeds its fair value. No goodwill impairment was recognized for the fiscal year ended September 30, 2025.
During the annual test conducted on July 1, 2024, the Company identified negative cash flows at Flooring Liquidators, primarily driven by adverse macroeconomic conditions affecting the floor covering industry. Based on a quantitative assessment, the Company determined that the carrying value of Flooring Liquidators’ goodwill exceeded its estimated fair value and recorded an impairment charge of $18.1 million for the fiscal year ended September 30, 2024.
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
The Company also reviews long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate the carrying value of an asset group may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying value of an asset group to future undiscounted net cash flows expected to be generated by the asset group. The undiscounted cash flows for Flooring Liquidator’s long-lived asset group were above the carrying value and the Company determined that the long-lived asset group was recoverable, and, as such, no impairment existed as of September 30, 2025.

Note 8:    Accrued Liabilities
The following table details the Company's accrued liabilities as of September 30, 2025 and 2024, respectively (in 000’s):

	September 30, 2025	September 30, 2024
Accrued liabilities:
Accrued payroll and bonuses	$8,793	$8,125
Accrued sales and use taxes	841	1,326
Accrued overdrafts	1,369	890
Accrued rent	982	883
Accrued gift card liability	2,038	1,986
Accrued interest payable	1,024	840
Accrued inventory	6,820	6,722
Accrued professional fees	702	2,644
Customer deposits	3,681	4,675
Accrued expenses - other	5,584	3,649
	$31,834	$31,740
Note 9: Long-Term Debt
Long-term debt as of September 30, 2025 and 2024 consisted of the following (in $000’s):

	September 30, 2025	September 30, 2024
Revolver loans	$48,713	$60,199
Equipment loans	9,617	13,346
Term loans	8,749	10,465
Other long-term debt	11,509	15,227
Total long-term debt	78,588	99,237
Less: unamortized debt issuance costs	(426)	(427)
Net amount	78,162	98,810
Less: current portion	(36,282)	(43,816)
Total long-term debt, net of current portion	$41,880	$54,994
Future maturities of long-term debt at September 30, 2025 are as follows excluding related party debt (in $000’s):

Years ending September 30,
2026	$36,282
2027	30,147
2028	1,179
2029	1,214
2030	1,061
Thereafter	8,279
Total	$78,162
Bank of America Revolver Loan
On July 25, 2025, Marquis entered into an amended $28.0 million revolving credit agreement (“BofA Revolver”) with Bank of America Corporation (“BofA”). The BofA Revolver is an asset-based facility that is secured by substantially all of

Marquis’ assets, and matures on July 31, 2026. Availability under the BofA Revolver is subject to a monthly borrowing base calculation. Marquis’ ability to borrow under the BofA Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with BofA.
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

Level	Fixed Charge Coverage Ratio	Term SOFR Revolver Loan	Base Rate Revolver Loan
I	<1.20 to 1.00	2.50%	1.50%
II	>1.20 to 1.00 but <1.50 to 1.00	2.25%	1.25%
III	>1.50 to 1.00 but <1.75 to 1.00	2.00%	1.00%
IV	>1.75 to 1.00	1.75%	0.75%
The following tables summarize the BofA Revolver for the years ended and as of September 30, 2025 and 2024, respectively (in $000’s):

	During the year ended September 30,
	2025	2024
Cumulative borrowing during the period	$119,175	$140,810
Cumulative repayment during the period	124,980	129,298
Maximum borrowed during the period	22,869	18,776
Weighted average interest for the period	6.87%	7.87%

	As of September 30,
	2025	2024
Total availability	$11,052	$7,298
Total outstanding	11,809	17,614
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
In connection with the acquisitions of Kinetic and Central Steel (see Note 3), the existing revolving facility was amended to add Kinetic and Central Steel as borrowers. In addition, two additional term loans were executed to fund the purchase of Kinetic. Approximately $6.0 million was drawn from the revolving facility, and the term loans were opened in the amounts of $4.0 million and $1.0 million, respectively. The $4.0 million term loan (“Kinetic Term Loan #1”), which matures on January 20, 2027, carries the same terms for M&E term lending as stated above. The $1.0 million term loan (“Kinetic Term

Loan #2”), which matured on June 28, 2025, was a “Special Advance Term Loan”, and accrued interest at the Prime Rate plus 175 basis points.
As of September 30, 2025 and 2024, the outstanding balance on the revolving loan was approximately $23.0 million and $21.3 million, respectively, and the outstanding balance on the original M&E lending, which is documented as a term note, was approximately $1.3 million and $1.8 million, respectively. As of September 30, 2025 and 2024, the outstanding balance on Kinetic Term Loan #1 was $2.1 million and $2.7 million. As of September 30, 2025,, the Kinetic Term Loan #2 was fully repaid.
On April 12, 2023, in connection with its existing credit facility with Fifth Third Bank, Precision Marshall took an advance against its Capex term lending in the amount of approximately $1.4 million. Additionally, during June 2024, in connection with Kinetic's acquisition of Midwest Grinding (see Note 3), Precision Marshall took an additional advance against its Capex term lending in the amount of approximately $0.4 million. The loan matures January 2027 and bears interest on the same terms as for Capex lending as stated above. As of September 30, 2025 and 2024, the outstanding balance on this Capex loan was $1.7 million and $1.6 million, respectively.
The following tables summarize the Precision Marshall Fifth Third Bank Revolver Loan as of and for the years ended September 30, 2025 and 2024 (in $000’s):

	During the year ended September 30,
	2025	2024
Cumulative borrowing during the period	$85,621	$66,134
Cumulative repayment during the period	83,954	71,017
Maximum borrowed during the period	1,200	1,700
Weighted average interest for the period	7.37%	8.46%

	As of September 30,
	2025	2024
Total availability	$6,767	$6,508
Total outstanding	22,986	21,319
Eclipse Business Capital Loans
In connection with the acquisition of Flooring Liquidators, on January 18, 2023, Flooring Liquidators entered into a credit facility with Eclipse Business Capital, LLC (“Eclipse”). The facility consists of $25.0 million in revolving credit (“Eclipse Revolver”) and $3.5 million in M&E lending (“Eclipse M&E”). The Eclipse Revolver is a three-year, asset-based facility that is secured by substantially all of Flooring Liquidators’ assets. Availability under the Eclipse Revolver is subject to a monthly borrowing base calculation. Flooring Liquidators’ ability to borrow under the Eclipse Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with Eclipse. The Eclipse Revolver bears interest at 3.5% per annum in excess of Adjusted Term SOFR. The Eclipse M&E loan bears interest at 5.0% per annum in excess of Adjusted Term SOFR . The credit facility matures in January 2026. As of September 30, 2025 and 2024, the outstanding balance on the Eclipse M&E loan was approximately $1.0 million and $1.8 million, respectively.

The following tables summarize the Eclipse Revolver as of and for the years ended September 30, 2025 and 2024 (in $000's):

	During the year ended September 30,
	2025	2024
Cumulative borrowing during the period	$130,564	$138,632
Cumulative repayment during the period	133,141	137,587
Maximum borrowed during the period	10,656	10,700
Weighted average interest for the period	10.67%	11.72%

	As of September 30,
	2025	2024
Total availability	$1,178	$960
Total outstanding	6,700	9,276
Loan with Fifth Third Bank (PMW)
In connection with the acquisition of PMW, on July 20, 2023, PMW entered into a revolving credit facility (the "Revolving Credit Facility") with Fifth Third Bank. The facility consists of $15.0 million in revolving credit (the "Fifth Third Revolver") and approximately $5.0 million in M&E lending (the "Fifth Third M&E Loan"). The Fifth-Third Revolver is a three-year, asset-based facility that is secured by substantially all of PMW's assets. Availability under the Fifth-Third Revolver is subject to a monthly borrowing base calculation. PMW's ability to borrow under the Fifth-Third Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with Fifth-Third. Loans made under the Revolving Credit Facility are considered Reference Rate Loans, and bear interest at a rate equal to the sum of the Reference Rate plus the Applicable Margin. Reference Rate means the greater of (a) 3.0% or (b) the Lender’s publicly announced prime rate (which is not intended to be Lender’s lowest or most favorable rate in effect at any time) in effect from time to time. The Applicable Margin for revolving loans is zero, while for the M&E Term Loan or any Capital Expenditure Term Loan, it is 50 basis points (0.5%). The credit facility matures in July 2026. As of September 30, 2025 and 2024, the outstanding balance on the Fifth-Third M&E loan was approximately $3.6 million and $4.1 million, respectively.
The following tables summarize the PMW Fifth-Third Bank Revolver as of and for the years ended September 30, 2025 and 2024 (in $000's):

	During the year ended September 30,
	2025	2024
Cumulative borrowing during the period	$52,999	$72,501
Cumulative repayment during the period	55,891	73,364
Maximum borrowed during the period	11,164	13,318
Weighted average interest for the period	7.75%	8.50%

	As of September 30,
	2025	2024
Total availability	$728	$1,078
Total outstanding	7,220	10,112
Bank Midwest Revolver Loan
On October 17, 2024, Vintage entered into an amended $10.0 million credit agreement with Bank Midwest (“Bank Midwest Revolver”). The amended Bank Midwest Revolver accrues interest daily on the outstanding principal at a rate of the greater of (a) the one-month forward-looking term rate based on SOFR, plus 2.36% per annum, or (b) 5.0% per annum, and matured on October 17, 2025. On October 25, 2025, Vintage entered into an amended $8.0 million credit agreement with Bank Midwest. The amended Bank Midwest Revolver carries the same interest rate as the prior amendment and matures on October 17, 2026.

The following tables summarize the Bank Midwest Revolver as of and for the years ended September 30, 2025 and 2024 (in $000's):

	During the year ended September 30,
	2025	2024
Cumulative borrowing during the period	$6,846	$32,560
Cumulative repayment during the period	$8,724	$30,682
Maximum borrowed during the period	$4,106	$9,778
Weighted average interest for the period	6.77%	7.70%

	As of September 30,
	2025	2024
Total availability	$9,186	$10,423
Total outstanding	$—	$1,878
Note payable to JCM Holdings
During October 2020, Marquis purchased a manufacturing facility, which it had previously leased, for approximately $2.5 million. Marquis entered into a $2.0 million loan agreement, secured by the facility, with the seller of the facility, in order to complete the purchase of the facility. The loan bears interest at 6.0%, due monthly, and matures January 2030. As of September 30, 2025 and 2024, the outstanding principal balance was approximately $1.1 million and $1.3 million, respectively.
Equipment Loans
On June 20, 2016 and August 5, 2016, Marquis entered into a transaction that provided for a master agreement and separate loan schedules (the “Equipment Loans”) with Banc of America Leasing & Capital, LLC which provided for the following as of September 30, 2025:
Note #5 was for approximately $4.0 million, secured by equipment. Note #5 matured in December 2024, and was payable in 84 monthly payments of $55,000 beginning January 2018, bearing interest at 4.7% per annum. As of September 30, 2025 and 2024, the outstanding balance was approximately $0 and $164,000, respectively.
Note #7 is for $5.0 million, secured by equipment. Note #7 is due February 2027, and is payable in 84 monthly payments of $59,000 beginning March 2020, with the final payment of $809,000, bearing interest at 3.2% per annum. As of September 30, 2025 and 2024, the balance was approximately $1.7 million and $2.3 million, respectively.
Note #8 is for $3.4 million, secured by equipment. Note #8 is due September 2027, and is payable in 84 monthly payments of $46,000 beginning October 2020, bearing interest at 4.0%. As of September 30, 2025 and 2024, the outstanding balance was approximately $1.1 million and $1.6 million, respectively.
In December 2021, Marquis funded the acquisition of $5.5 million of new equipment under Note #9 of its master agreement. The note, which is secured by the equipment, matures December 2026, and is payable in 60 monthly payments of $92,000 beginning January 2022, bearing interest at 3.75%. As of September 30, 2025 and 2024, the outstanding balance was approximately $1.9 million and $2.9 million, respectively.
In December 2022, Marquis funded the acquisition of $5.7 million of new equipment under Note #10 of its master agreement. Note #10, which is secured by the equipment, matures December 2029, and is payable in 84 monthly payments of $79,000, beginning January 2023, with the final payment in the amount of approximately $650,000, bearing interest at 6.5%. As of September 30, 2025 and 2024, the outstanding balance was approximately $4.0 million and $4.6 million, respectively.
Note Payable to Store Capital Acquisitions, LLC
On June 14, 2016, Marquis entered into a transaction with Store Capital Acquisitions, LLC. The transaction included a sale-leaseback of land owned by Marquis and a loan secured by the improvements on such land. The total aggregate proceeds received from the sale of the land and the loan was $10.0 million, which consisted of approximately $644,000 from the sale of the land and a note payable of approximately $9.4 million. In connection with the transaction, Marquis entered into a lease with a 15-year term commencing on the closing of the transaction, which provides Marquis with an option to extend the lease upon the expiration of its term. The initial annual lease rate is $60,000. The proceeds from this transaction were used to pay down the BofA Revolver and Term loans, and related party loan, as well as to purchase a building from the previous owners of Marquis that was not purchased in the July 2015 transaction. The note payable bears interest at 9.3% per annum, with principal and interest due monthly. The note payable matures June 13, 2056. For the first five years of the note payable, there is a pre-payment penalty of 5%, which declines by 1% for each year the loan remains unpaid for the next five years. At the end of ten years, there is no pre-payment penalty. In connection with the note payable, Marquis incurred approximately $458,000 in transaction costs that are being recognized as a debt issuance cost and are being amortized and recorded as interest expense over the term of the note payable. The remaining principal balance was approximately $8.7 million and $9.1 million as of September 30, 2025 and 2024, respectively.
Loan Covenant Compliance
As of September 30, 2025, the Company was in compliance with all covenants under its existing revolving and other loan agreements.
Note 10: Notes payable, related parties
Long-term debt, related parties as of September 30, 2025 and 2024 consisted of the following (in $000’s):

	September 30, 2025	September 30, 2024
Isaac Capital Group, LLC, 12.5% interest rate, matured May 2025	$—	$2,000
Isaac Capital Group, LLC revolver, 12.0% interest rate, matures April 2030	11,615	2,600
Isaac Capital Group, LLC for Flooring Liquidators, 12.0% interest rate, matures January 2028	5,000	5,000
Isaac Capital Group, LLC, 12.0% interest rate, matures December 2029	2,645	—
Spriggs Investments, LLC, 12.0% interest rate, matured July 2025	—	800
Spriggs Investments, LLC for Flooring Liquidators, 12.0% interest rate, matures July 2026	800	1,000
Total notes payable - related parties	20,060	11,400
Less: unamortized debt issuance costs	(696)	(66)
Net amount	19,364	11,334
Less: current portion	(800)	(6,400)
Long-term portion	$18,564	$4,934
Future maturities of notes payable, related parties at September 30, 2025 are as follows (in $000’s):

Years ending September 30,
2026	$800
2028	4,954
2030	13,610
Total	$19,364
Transactions with Isaac Capital Group LLC
ICG Term Loan
During 2015, Marquis entered into a mezzanine loan in the amount of up to $7.0 million (the “ICF Loan”) with Isaac Capital Fund I, LLC (“ICF”), a private lender whose managing member is Jon Isaac. On July 10, 2020, (i) ICF released and discharged Marquis from all obligations under the loan, (ii) ICF assigned all of its rights and obligations under the instruments, documents, and agreements with respect to the ICF Loan to ICG, of which Jon Isaac, the Company’s President and Chief Executive Officer, is the sole member, and (iii) Live Ventures borrowed

$2.0 million (the “ICG Loan”) from ICG using essentially the same documentation from the ICF Loan. There was no balance outstanding on the note as of the date of assignment. The ICG Loan matured on May 1, 2025 and bore interest at a rate of 12.5% per annum, with interest payable in arrears on the last day of each month. As of September 30, 2025 and 2024, the outstanding balance on this loan was $0 and $2.0 million, respectively.
ICG Revolving Promissory Note
On April 9, 2020, the Company entered into an unsecured revolving line of credit promissory note whereby ICG agreed to provide the Company with a $1.0 million revolving credit facility (the “ICG Revolver”). On June 23, 2022, as amended by unanimous consent of the Board of Directors, the facility was increased to $6.0 million. No other terms of the Note were changed. On April 1, 2023, the Company entered into the First Amendment of the ICG Revolver that extended the maturity to April 8, 2024 and increased the interest rate from 10.0% to 12.0% per annum, and decreased the amount of available revolving credit under the facility to $1.0 million. On January 11, 2024, the Company entered into the Third Amendment of the ICG Revolver that extended the maturity date to April 08, 2025 and increased the amount of available revolving credit under the facility to $5.0 million.
On April 8, 2025, the Company entered into the Fourth Amendment to the ICG Revolver, which (i) extended the maturity date to April 08, 2030, (ii) increased the amount of available revolving credit under the facility to $12.0 million, and (iii) established a Fixed Conversion Price of $7.85 per share for obligations outstanding under the ICG Revolver, exercisable at the discretion of Mr. Isaac.The Company evaluated the amendment under ASC 470-50 and concluded that the transaction represented an extinguishment of the existing debt given that the amendment introduced a substantive conversion feature. Management assessed the fair value of the amended instrument as of the amendment date. That assessment indicated that the fair value of the amended note, inclusive of the conversion feature, exceeded the fair value of the note without the conversion feature by approximately $6.0 million, which was treated as a non-cash capital contribution from the lender for accounting purposes because the lender was the majority shareholder of the Company. Accordingly, the Company recorded the excess as a distribution from Retained Earnings, with a corresponding credit to Additional Paid-In Capital, which is presented on the Condensed Consolidated Statements Of Changes In Stockholders’ Equity as an “In-Substance Distribution”.
As of September 30, 2025, Jon Isaac, through ICG, had the contractual right to acquire up to 1,492,897 shares of the Company’s common stock pursuant to the amended terms of the ICG Revolver, based on the outstanding balance of the debt as of that date. As of September 30, 2025, no obligations under the ICG Revolver have been converted into the Company’s common stock. As of September 30, 2025 and 2024, the outstanding balance on this note was $11.6 million and $2.6 million, respectively.
ICG Flooring Liquidators Note
On January 18, 2023, in connection with the acquisition of Flooring Liquidators, Flooring Affiliated Holdings, LLC, a wholly owned subsidiary of the Company, as borrower, entered into a promissory note for the benefit of ICG in the amount of $5.0 million (“ICG Flooring Liquidators Loan”). The ICG Flooring Liquidators Loan matures on January 18, 2028, and bears interest at 12.0% per annum. Interest is payable in arrears on the last day of each calendar month. The note is fully guaranteed by the Company. As of September 30, 2025 and 2024, the outstanding balance on this loan was $5.0 million.
ICG PMW Note
On December 14, 2024, in connection with the Settlement Agreement of the PMW Seller Financed Loans (see Note 11), the Company, as borrower, entered into a promissory note for the benefit of ICG in the amount of approximately $2.6 million (“ICG PMW Note”). The Company received proceeds of approximately $1.9 million from ICG, which was used to settle the loans plus accrued interest. The $0.7 million discount is being accreted to interest expense using the effective interest rate method, as required by U.S. GAAP, over the term of the note. The ICG PMW Note matures on December 17, 2029, and bears interest at the contractual rate of 12.0% per annum. Interest is payable in arrears on the first business day of each month, which commenced on January 2, 2025. As of September 30, 2025, the balance on this loan was approximately $2.6 million.

Transactions with Vintage Stock CEO
Spriggs Promissory Note I
On July 10, 2020, the Company executed a promissory note (the “Spriggs Promissory Note I”) in favor of Spriggs Investments that memorialized a loan by Spriggs Investments to the Company in the initial principal amount of $2.0 million (the “Spriggs Loan I”). The Spriggs Loan I was originally set to mature on July 10, 2022; however, the maturity date was extended to July 10, 2023, pursuant to a unanimous written consent of the Board of Directors. The Spriggs Promissory Note I bore simple interest at a rate of 10.0% per annum. On January 19, 2023, the Company entered into a modification agreement of the Spriggs Loan I. Under the modification agreement, the Spriggs Promissory Note I bore interest at a rate of 12.0% per annum, and the maturity date was extended to July 31, 2024. On February 29, 2024, the Company entered into a loan modification agreement of the Spriggs Loan I. Under the loan modification agreement, the Company was required to make a principal payment of $600,000 to Spriggs Investments within five business days following the effective date of the loan modification agreement, and make principal payments of not less than $300,000 each 90-day period thereafter, beginning on April 1, 2024, until the Spriggs Promissory Note I was fully repaid. Further, under the loan modification agreement, the maturity date of the Spriggs Promissory Note I was extended to July 31, 2025. As of September 30, 2025 and 2024, the principal amount owed was $0 and $0.8 million, respectively.
Spriggs Promissory Note II
On January 19, 2023, in connection with the acquisition of Flooring Liquidators, the Company executed a promissory note in favor of Spriggs Investments in the initial principal amount of $1.0 million (the “Spriggs Loan II”). The Spriggs Loan II was originally set to mature on July 31, 2024, and bore interest at a rate of 12.0% per annum. On February 29, 2024, the Company entered into a loan modification agreement of the Spriggs Loan II. Under the loan modification agreement, upon full principal repayment of the Spriggs Promissory Note I (see above), the Company is required to make principal payments of not less than $300,000, per each 90-day period, until the Spriggs Loan II is fully repaid. Further, under the loan modification agreement, the maturity date of the Spriggs Loan II was extended to July 31, 2025. On July 30, 2025, the Company entered into a loan modification agreement of the Spriggs Loan II that extends the maturity date to July 31, 2026. All monthly payments under the original Spriggs Loan II remain in effect through the maturity date as amended. As of September 30, 2025 and 2024, the principal amount owed was $0.8 million and $1.0 million, respectively.

Note 11: Related Party Seller Notes
Seller notes as of September 30, 2025 and 2024 consisted of the following (in $000’s):

	September 30, 2025	September 30, 2024
Seller of PMW, 8.0% interest rate, matures July 2028	$—	$2,500
Seller of Kinetic, 7.0% interest rate, matures September 2027	3,000	3,000
Seller of Central Steel, 8.0% interest rate, matures May 2029	1,031	1,100
Seller of Flooring Liquidators, 8.24% interest rate, matures January 2028	—	34,000
Seller of Flooring Liquidators, 8.24% interest rate, matures February 2028	15,000	—
Total Seller notes payable - related parties	19,031	40,600
Unamortized debt premium (discount)	(811)	2,261
Net amount	18,220	42,861
Less current portion	(275)	(2,500)
Long-term portion of Seller notes - related parties	$17,945	$40,361
Future maturities of seller notes at September 30, 2025 are as follows (in $000’s):

Years ending September 30,
2026	$275
2027	3,275
2028	14,464
2029	206
Total	$18,220
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
On December 24, 2024, the Company entered into a Settlement Agreement and Release (“Settlement Agreement”) to settle the Seller Financed Loans of $2.5 million, plus accrued interest of approximately $0.1 million, for approximately $1.9 million with the previous owners of PMW. The funds to settle the loans were borrowed from Isaac Capital Group, LLC (“ICG”) (see Note 15). The Company evaluated this transaction under ASC 470-50 “Debt - Modification and Extinguishment”, and concluded that, because PMW was legally released as the primary obligor, and has no other debt with these lenders, this transaction should be accounted for as a debt extinguishment. As such, the Company recorded a gain on extinguishment of debt in the amount of approximately $0.7 million. Additionally, under the Settlement Agreement, the Company was released of claims for earnout payments, as stipulated under the Stock Purchase Agreement. Consequently, the Company recorded a gain on settlement of the earnout liability in the amount of approximately $2.8 million. As of September 30, 2025 and 2024, the carrying value of the seller financed loans was $0 and $2.5 million, respectively.
Note Payable to the Sellers of Kinetic
In connection with the purchase of Kinetic, Kinetic entered into an employment agreement with the previous owner of Kinetic to serve as its Head of Equipment Operations. The employment agreement is for an initial term of five years and shall be automatically extended in 90-day increments unless either party provides notice as required under the agreement. Additionally, Precision Marshall entered into a seller financed loan in the amount of $3.0 million with the previous owner of Kinetic. The Sellers Subordinated Acquisition Note bears interest at 7.0% per annum, with interest payable quarterly in arrears. The Sellers Subordinated Acquisition Note has a maturity date of September 27, 2027. As of September 30, 2025 and 2024, the remaining principal balance was $3.0 million.
Note Payable to the Seller of Central Steel
In connection with the purchase of Central Steel (see Note 3), on May 15, 2024, Precision Marshall entered into an employment agreement with the previous owner of Central Steel to serve as its President. The employment agreement is for an initial term of two years and shall be automatically extended in 90-day increments unless either party provides notice as required under the agreement. Additionally, Precision Marshall entered into a seller financed loan in the amount of $1.1 million with the previous owner of Central Steel (the “Sellers Subordinated Promissory Note”). The Sellers Subordinated Promissory Note bears interest at 8.0% per annum, with interest payable quarterly in arrears. Beginning August 15, 2025, quarterly principal payments of $68,751 are due on the 15th of August, November, February, and May each year. The Sellers Subordinated Promissory Note has a maturity date of May 15, 2029. As of September 30, 2025 and 2024, the remaining principal balance was $1.0 million and $1.1 million, respectively.
Note Payable to the Seller of Flooring Liquidators
In connection with the purchase of Flooring Liquidators during January 2023, the Company entered into an employment agreement with the previous owner of Flooring Liquidators to serve as its Chief Executive Officer. The employment agreement is for an initial term of five years and shall be automatically extended in 90-day increments unless either party provides notice as required under the agreement. Additionally, the Company entered into a seller financed mezzanine loan, which is fully guaranteed by the Company, in the amount of $34.0 million with the previous owners of Flooring Liquidators. The Seller Subordinated Acquisition Note (“Sellers Note”) bears interest at 8.24% per annum, with interest payable monthly in arrears beginning on January 18, 2024. The Sellers Note has a maturity date of January 18, 2028. As of the acquisition date, an independent third-party valuation assigned the Seller Note a fair value of $31.7 million, reflecting a $2.3 million discount.
On February 25, 2025, Flooring Liquidators, Flooring Affiliated Holdings, and the Company entered into a binding Memorandum of Understanding (“MOU”) with the previous owner of Flooring Liquidators under which the principal amount of the Seller Note was reduced from $34.0 million to $15.0 million. The relevant portion of the MOU was later superseded by a Second Amendment to Seller Note. The Seller Note bears interest at 8.24% per annum effective January 1, 2025, and matures in February 2028, with interest payments due monthly beginning February 2025. The Company determined that the fair value of the amended Seller Note was approximately $14.0 million, or a discount of $1.0 million. In an event of default under the Seller Note, or if the Company defaults in making any payment it is required to make pursuant to the Seller Note, the note holders may revoke the principal reduction, in which case the aggregate outstanding principal balance of the Seller Note will increase by $19.0 million to $34.0 million.
In addition to the reduction in the principal amount of the Seller Note, the MOU provided for the following:
•An increase in the existing holdback principal amount of approximately $0.5 million to $1.5 million, and that no further claims against the holdback would be made or permitted. Under the MOU, the holdback accrued interest at 8.24% per annum effective January 1, 2025, with interest payments due monthly beginning February 28, 2025. Full payment of the holdback principal was due in August 2025. On September 12, 2025, the Company entered into an agreement with the former owner whereby certain assets and liabilities of Flooring Liquidators were sold in full satisfaction of the Company’s $1.5 million holdback obligation.
•The previous owner’s title was revised to be Founder and Vice President, his employment was made part-time, and he resigned from each other office and as director or manager of Flooring Liquidators and each of its related entities. Mr. Kellogg's tenure as Chief Executive Officer of Flooring Liquidators terminated effective May 13, 2025.
The Company evaluated this transaction under ASC 470-50 “Debt - Modification and Extinguishment”, and concluded that, because the change in present value of cash flows between the original and revised debt exceeded 10%, and the debt revision did not meet the accounting requirements for troubled debt restructuring, this transaction should be accounted for as a debt extinguishment. In accordance with the debt extinguishment guidance, the Company recorded a non-operating gain of approximately $22.8 million. As of September 30, 2025 and 2024, the carrying value of the Sellers Note was approximately $15.0 million and $36.3 million, respectively.

Note 12: Stockholders’ Equity
Series E Convertible Preferred Stock
As of September 30, 2025 and 2024, there were 47,840 shares of Series E Convertible Preferred Stock issued and outstanding. The shares accrue dividends at the rate of 5% per annum on the liquidation preference per share, payable quarterly from legally available funds. The shares carry a cash liquidation preference of $0.30 per share, plus any accrued but unpaid dividends. If such funds are not available, dividends shall continue to accumulate until they can be paid from legally available funds. Holders of the preferred shares are entitled to convert them into shares of our common stock on a 1:0.005 basis together with payment of $85.50 per converted share.
During the years ended September 30, 2025 and 2024, the Company accrued dividends of approximately $720 and $720, respectively. As of September 30, 2025 and 2024, the Company had approximately $180 and $180 in accrued dividends payable to holders of Series E preferred stock.
Common Stock
As of September 30, 2025 and 2024, there were 3,071,656 and 3,131,360 shares of Common Stock issued and outstanding, respectively.
Treasury Stock
For the years ended September 30, 2025 and 2024, the Company purchased 59,704 and 34,624 shares of its common stock on the open market (treasury shares), respectively, for approximately $528,000 and $866,000, respectively. Such shares are recorded on the Company’s Consolidated Balance Sheets as treasury stock.
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

Stock Options
The following table summarizes stock option activity for the years ended September 30, 2025 and 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2023	53,750	$21.51	1.54	$540
Granted	17,500	40.00
Exercised	(6,250)	15.00
Forfeited	(5,000)	40.00
Outstanding at September 30, 2024	60,000	$26.04	1.29	$130
Exercisable at September 30, 2024	60,000	$26.04	1.29	$130

Outstanding at September 30, 2024	60,000	$26.04	1.29	$130
Forfeited	(60,000)	26.04
Outstanding at September 30, 2025	0	$—	0	$—
Exercisable at September 30, 2025	0	$—	0	$—
The Company recognized compensation expense of approximately $200,000 and $325,000 during the years ended September 30, 2025 and 2024, respectively, related to stock option awards and restricted stock awards granted to certain employees and officers based on the grant date fair value of the awards. No forfeitures are estimated. During the years ended September 30, 2025 and 2024, 0 and 17,500 stock options were granted, respectively. During the years ended September 30, 2025 and 2024, no restricted stock awards were granted.
At September 30, 2025 the Company had approximately $0.5 million of unrecognized compensation expense associated with restricted stock awards.

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

The following table presents the computation of basic and diluted net income (loss) per share:

	Years Ended September 30,
	2025	2024
Basic
Net income (loss)	$22,743	$(26,685)
Weighted average common shares outstanding	3,094,087	3,147,646
Basic earnings (loss) per share	$7.35	$(8.48)
Diluted
Net income (loss) applicable to common stock	$22,743	$(26,685)
Weighted average common shares outstanding	3,094,087	3,147,646
Add: Options	29,110	—
Add: ICG convertible debt	1,492,897	—
Add: Series E Preferred Stock	252	—
Assumed weighted average common shares outstanding	4,616,346	3,147,646
Diluted earnings (loss) per share	$4.93	$(8.48)
Basic earnings per common share ("EPS") is computed by dividing net income by the weighted average number of shares of Common Stock outstanding for the period. Diluted EPS is computed by dividing net income by the sum of the weighted average number of shares of Common Stock outstanding and the effect of dilutive securities. No diluted EPS computation was made for the year ended September 30, 2024, as the Company recorded a net loss. Had the Company calculated diluted EPS for the years ended September 30, 2024, the total assumed weighted average common shares outstanding would have been 3,162,456, and there would have been 35,000 options to purchase shares of common stock that were anti-dilutive.
Note 15:     Related Party Transactions
Transactions with Isaac Capital Group, LLC
Jon Isaac, the Company’s President and Chief Executive Officer, is the President and sole member of ICG, and accordingly has sole voting and dispositive power over the shares of the Company held by ICG. IGC controls approximately 67.4% of the outstanding voting power of our Company.
ICG Term Loan
Prior to its repayment during May 2025, the Company was a party to a term loan with ICG in the amount of $2.0 million (the “ICG Loan”). The ICG Loan matured on May 1, 2025 and previously accrued interest at a rate of 12.5% per annum, with interest payable in arrears on the last day of each month (see Note 10).
ICG Revolving Promissory Note
As of September 30, 2025, the Company was a party to a revolving credit facility with ICG in the amount of $12.0 million (the “ICG Revolver”). The ICG Revolver matures on April 8, 2030, bears interest at 12.0% per annum, and includes a $7.85 Fixed Conversion Price per share for obligations outstanding under the ICG Revolver (see Note 10).
ICG Flooring Liquidators Note
On January 18, 2023, in connection with the acquisition of Flooring Liquidators, Flooring Affiliated Holdings, LLC, a wholly owned subsidiary of the Company, as borrower, entered into a promissory note for the benefit of ICG in the amount of $5.0 million (“ICG Flooring Liquidators Loan”). The ICG Flooring Liquidators Loan matures on January 18, 2028, and bears interest at 12.0%. Interest is payable in arrears on the last day of each calendar month. The note is fully guaranteed by the Company (see Note 10).
ICG PMW Note
As of September 30, 2025, in connection with the Settlement Agreement of the PMW Seller Financed Loans, the Company was a party to a promissory note for the benefit of ICG. The ICG PMW Note matures on December 17,

2029, and bears interest at the contractual rate of 12.0% per annum. Interest is payable in arrears on the first business day of each month (see Note 10).
Transactions with ALT5 Sigma Corporation, formerly JanOne Inc.
Tony Isaac, a member of the Company's board of directors, and father of the Company's Chief Executive Officer, Jon Isaac, is the President and a director of ALT5 Sigma Corporation (“ALT5”), formerly JanOne Inc.
Lease Agreement
Customer Connexx LLC, formerly a subsidiary of ALT5, previously rented approximately 9,900 square feet of office space from the Company at its Las Vegas office, which totals 16,500 square feet. ALT5 paid the Company $117,000 and $194,000 in rent and other reimbursed expenses for years ended September 30, 2025 and 2024, respectively.
Transactions with Vintage Stock CEO
Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, Inc., a wholly owned subsidiary of the Company, is the sole member of Spriggs Investments, LLC (“Spriggs Investments”).
Spriggs Promissory Note I
On July 10, 2020, the Company executed a promissory note (the “Spriggs Promissory Note I”) in favor of Spriggs Investments that memorialized a loan by Spriggs Investments to the Company in the initial principal amount of $2.0 million (the “Spriggs Loan I”). On February 29, 2024, the Company entered into a loan modification agreement of the Spriggs Loan I, under which the maturity date was extended to July 31, 2025 (see Note 10).
Spriggs Promissory Note II
On January 19, 2023, in connection with the acquisition of Flooring Liquidators, the Company executed a promissory note in favor of Spriggs Investments in the initial principal amount of $1.0 million (the “Spriggs Loan II”). On July 30, 2025, the Company entered into a loan modification agreement of the Spriggs Loan II that extends the maturity date to July 31, 2026. All monthly payments under the original Spriggs Loan II remain in effect through the maturity date as amended. (see Note 10).
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
Sellers Notes
The Company routinely enters into related-party seller notes in conjunction with its acquisitions. See Note 11 for the details related to existing seller notes.

Note 16: Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Income tax expense for the years ended September 30, 2025 and 2024 is as follows (in $000’s):

	Year Ended September 30, 2025	Year Ended September 30, 2024
Current expense:
Federal	$2,411	$1,696
State	361	528
	2,772	2,224
Deferred expense (benefit):
Federal	2,443	(5,311)
State	445	(1,571)
	2,888	(6,882)
Total income tax (benefit) expense	$5,660	$(4,658)
A reconciliation of the differences between the effective and statutory income tax rates for years ended September 30, 2025 and 2024:

	Year Ended September 30, 2025	Year Ended September 30, 2024
Federal statutory rates	21.0%	(21.0%)
State income taxes, net of federal benefit	5.6%	(6.2%)
Goodwill impairment	—%	8.8%
Non-taxable income	(2.6%)	—%
Permanent differences	0.2%	0.1%
Investments	—%	4.6%
Stock compensation	0.5%	—%
Change in tax rates	(0.6%)	3.6%
Tax credits	(0.3%)	(0.2)%
Change in valuation allowance	0.4%	(4.4)%
Other	(4.3)%	(0.4%)
Effective rate	19.9%	(15.2%)

At September 30, 2025 and 2024, deferred income tax assets and liabilities were comprised of (in $000’s):

	September 30, 2025	September 30, 2024
Deferred income tax assets (liabilities):
Allowance for bad debts	$149	$192
Accrued expenses/reserves	4	24
Inventory	2,201	2,594
Accrued compensation	200	197
Research and development	496	564
Net operating loss	2,203	2,320
Tax credits	581	508
Stock compensation	144	247
Intangibles	(10,394)	(4,972)
Property & equipment	(10,997)	(12,544)
Right of use assets	(14,113)	(15,201)
Lease liabilities	15,381	17,192
Interest carryforwards	7,321	4,827
Subtotal income tax assets (liabilities)	(6,824)	(4,052)
Less: Valuation allowance	(2,332)	(2,215)
Total deferred income tax liability	$(9,156)	$(6,267)

The Company has federal and state net operating loss carryforwards of approximately $7.4 million and $9.1 million, respectively, as of September 30, 2025. The Company has placed a valuation allowance of approximately $6.3 million on the federal net operating loss carryforward due to Internal Revenue Code Section ("IRC Sec.") 382 limitations. Additionally, the Company has placed a full valuation allowance against their state net operating loss carryforwards due to separate return limitations. The Company has IRC Sec. 163(j) interest carryforwards of approximately $27.6 million as of September 30, 2025, which have an indefinite carryforward period. The Company has state tax credit carryforwards as of September 30, 2025 of approximately $0.7 million. For the year ended September 30, 2025, the Company received approximately $2.1 million in Employer Retention Credit refunds related to the 2020 and 2021 calendar years. These refunds were recorded as other income in the Company’s consolidated statements of income (loss) for the year ended September 30, 2025.
The Company evaluates all available evidence to determine if a valuation allowance is needed to reduce its deferred tax assets. Management has concluded that it is more likely than not that a portion of its existing tax benefits will not be realized. Accordingly, the Company has recorded a valuation allowance of approximately $2.3 million at September 30, 2025 to reduce its deferred tax assets.
The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of September 30, 2025. The Company is currently not under audit in any jurisdictions. The 2020 through 2023 tax years are open to examination by the various federal and state jurisdictions in which the Company operates. The Company’s policy is to record uncertain tax positions as a component of income tax expense.
On July 4, 2025, the One Big Beautiful Bill Act was enacted, making permanent and expanding several corporate tax provisions originally introduced under the Tax Cuts and Jobs Act of 2017. The key changes include, immediate expensing of research and experimentation costs, restoration of EBITDA-based interest deductibility under §163(j), and extension of 100% bonus depreciation through 2030. The Company has evaluated the impact of these provisions and anticipates improvement in near-term cash flows related to income taxes beginning in fiscal year 2026.

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
On October 1, 2021, the Company Defendants and third-party defendants moved to dismiss the SEC complaint. On September 7, 2022, the court denied the Company Defendants’ Motion to Dismiss, but granted one of the third-party defendant’s Motions to Dismiss, granting the SEC leave to file an Amended Complaint. On September 21, 2022, the SEC filed an Amended Complaint to which the Company Defendants filed an Answer on October 11, 2022, denying liability. The court subsequently entered a discovery scheduling order and the parties exchanged initial disclosures. The parties participated in a mediation in June 2023. The mediation was not successful. Fact discovery was completed on May 20, 2024. The parties completed expert discovery in September 2024 and filed cross Motions for Summary Judgment in October 2024. The court has not ruled on the motions for summary judgment and the case is on hold until the motions are ruled upon.
Sieggreen Class Action
On August 13, 2021, Daniel E. Sieggreen, individually and on behalf of all others similarly situated claimants (the "Plaintiff"), filed a class action Complaint for violation of federal securities laws in the United States District Court for the District of Nevada, naming the Company, Jon Isaac, the Company's current President and Chief Executive Officer, and Virland Johnson, the Company's former Chief Financial Officer, as defendants (collectively, the "Company Defendants"). The allegations asserted are similar to those in the SEC Complaint. Among other sought relief, the complaint seeks damages in connection with the purchases and sales of the Company’s securities between December 28, 2016 and August 3, 2021. As of December 17, 2021, the judge granted a stipulation to stay proceedings pending the resolutions of the Motions to Dismiss in the SEC Complaint. On February 1, 2023, the final Motion to Dismiss relating to the SEC Complaint was denied, which was subsequently noticed in the Sieggreen action on February 2, 2023. Plaintiff filed an Amended Complaint on March 6, 2023. On May 5, 2023, the Company Defendants filed a Motion to Dismiss the Amended Complaint. The Motion to Dismiss was heard and granted with Leave to Amend on September 30, 2024. The Second Amended Complaint was filed on October 31, 2024. We filed a Motion to Dismiss the Second Amended Complaint on

December 16, 2024 and the briefing is complete. On September 30, 2025, the Court denied the motion to dismiss the Second Amended Complaint. On December 1, 2025, the Company filed its response with the Court and is now evaluating its next steps.
Holdback Matter
On October 10, 2022, a representative for the former shareholders of Precision Industries, Inc. filed a civil complaint in the Court of Chancery of the State of Delaware. The complaint alleged that the Company violated the terms of an agreement and plan of merger dated July 14, 2020, by failing to pay the shareholders a certain indemnity holdback of $2,500,000. The Chancery Court dismissed that action for lack of jurisdiction. On January 12, 2023, the representative re-filed the same action in the United States District Court for the Western District of Pennsylvania. On October 26, 2023, the Company counterclaimed against the representative and all represented shareholders for fraudulently misrepresenting the seller’s inventory and accounting methodology and asserting damages in excess of $4,500,000. On April 10, 2024, the District Court dismissed the individual shareholders, leaving intact the Company's misrepresentation claims against the shareholder representative. The Court denied the plaintiff's Motion for Leave to Amend to assert statute of limitations defenses. On May 2, 2025, the parties entered into a Settlement and Release Agreement whereby the Company agreed to pay the shareholder representative $850,000 in four installments, with the last installment due on December 15, 2025. Subject to the terms of the Settlement and Release Agreement, each party shall be deemed to have released the other party from any and all liabilities, obligations, actions, suits, judgments, claims, causes of action, and demands arising from, in connection with or related to the claims asserted. In connection with the Settlement and Release Agreement, the Company recorded a gain in the amount of approximately $1.3 million for the year ended September 30, 2025, net of related expenses incurred, related to the balance of the indemnity holdback amount.
Wage and Hour Matter
On July 27, 2022, Irma Sanchez, a former employee of Elite Builder Services, Inc. (“Elite Builders”), filed a class action Complaint against Elite Builders in the Superior Court of California, County of Alameda, which case was transferred to Stanislaus Count. The Complaint alleges that Elite Builders failed to pay all minimum and overtime wages, failed to provide lawful meal periods and rest breaks, failed to provide accurate itemized wage statements, and failed to pay all wages due upon separation as required by California law. The Complaint was later amended as a matter of right on October 4, 2022. Ms. Sanchez also notified the Labor & Workforce Development Agency of her intent to exhaust administrative remedies and pursue additional claims under the California Labor Code Private Attorneys General Act (“PAGA”), which permits employees to assert claims for certain Labor Code violations on behalf of all aggrieved employees to recover statutory penalties. The parties agreed to mediation and exchanged materials in preparation. However, opposing counsel has repeatedly postponed mediation following an initial request and missed a key deadline to compel discovery. As of now, no mediation has been scheduled.
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

Note 18:    Segment Reporting
Live Ventures Incorporated is a diversified holding company that acquires and operates businesses across industries with a demonstrated history of earnings power. In accordance with ASC 280, Segment Reporting, the Company has identified four reportable segments: Retail-Entertainment, Retail-Flooring, Flooring Manufacturing, and Steel Manufacturing. This segmentation aligns with how the Chief Operating Decision Maker (“CODM”), consisting of the Company’s Chief Executive Officer and Chief Financial Officer, assesses financial performance and allocates resources across the Company’s operations.
The CODM regularly evaluates segment performance using revenue, gross profit, gross profit margin, income (loss) before income taxes, and Adjusted Earnings Before Interest, Income Taxes, Depreciation and Amortization (“Adjusted EBITDA”). These measures are used to allocate the Company’s resources and assess operating effectiveness.

Adjusted EBITDA is a non-GAAP financial measure defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization, stock-based compensation, and other non-cash or nonrecurring charges. The CODM considers Adjusted EBITDA a key indicator of the Company’s operational strength and performance, including its ability to fund acquisitions, support capital expenditures, and service debt. It is used to evaluate operating results, perform analytical comparisons, and identify strategies to improve performance.
To preserve the integrity of each operating segment’s standalone financial results, all intercompany eliminations, including sales, cost of goods sold, inventory profit, and intercompany management fees are reported under Intercompany Eliminations. Total assets are not utilized by the CODM in evaluating segment performance or allocating resources. Accordingly, asset information is excluded from the Company’s segment reporting disclosures. Discrete financial information is provided for each reportable segment, including comparisons of actual results to the prior period and current period forecast.
The following is description of each of the Company’s reportable segments:
•The Retail–Entertainment segment, which includes Vintage Stock, offers a wide range of entertainment products, both new and pre-owned, including movies, video games, and music. It also sells ancillary items such as books, comics, toys, and collectibles, all within a single retail footprint.
•The Retail–Flooring segment, which includes Flooring Liquidators, operates 25 warehouse-format stores and a design center across four states. It serves as a leading retailer and installer of flooring, carpeting, and countertops for consumers, builders, and contractors in California and Nevada.
•The Flooring Manufacturing segment, which includes Marquis, is a vertically integrated manufacturer and distributor of carpet and hard surface flooring products, serving residential, niche commercial, and hospitality end markets.
•The Steel Manufacturing segment includes:
•Precision Marshall, which supplies over 500 steel distributors with Deluxe Alloy Plate, Deluxe Tool Steel Plate, Precision Ground Flat Stock, and Drill Rod.
•Kinetic, a recognized brand in industrial knives and hardened wear products for the tissue, metals, and wood industries, offering in-house grinding, machining, and heat-treating capabilities.
•PMW, which provides metal forming, assembly, and finishing solutions across industries such as appliance, automotive, hardware, electrical, electronics, and medical devices.
•Central Steel, which manufactures specialized fabricated metal products primarily for data centers, including cable racks, auxiliary framing, hardware, insulation products, and network bays.
This segmentation aligns with the internal reporting structure used by the CODM to evaluate performance and guide strategic decision-making. The CODM does not review any measures of significant segment expenses beyond those reflected in the tables below:

Year ended September 30, 2025	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Total Reportable Segments	Corporate and Other	Intercompany eliminations	Total
Revenue	$77,519	$122,308	$121,574	$132,593	$453,994	$78	$(9,128)	$444,944
Cost of revenue	32,638	79,596	90,784	105,043	308,061	14	(8,820)	299,255
Gross profit	44,881	42,712	30,790	27,550	145,933	64	(308)	145,689
Gross profit percentage	57.9%	34.9%	25.3%	20.8%	32.1%			32.7%
Operating expenses:
General and administrative expenses	33,551	50,012	7,903	18,475	109,941	4,280	(479)	113,742
Sales and marketing expenses	664	414	15,675	536	17,289	23	—	17,312
Total operating expenses	34,215	50,426	23,578	19,011	127,230	4,303	(479)	131,054
Operating income	10,666	(7,714)	7,212	8,539	18,703	(4,239)	171	$14,635
Other income (expense):
Interest expense, net	(39)	(4,245)	(4,336)	(5,457)	(14,077)	(1,474)	—	(15,551)
Other income, net	534	24,883	87	3,398	28,902	417	—	29,319
Total income (expense), net	495	20,638	(4,249)	(2,059)	14,825	(1,057)	—	13,768
Income (loss) before income taxes	$11,161	$12,924	$2,963	$6,480	$33,528	$(5,296)	$171	$28,403

Adjusted EBITDA	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Total Reportable Segments	Corporate and Other	Intercompany Eliminations	Total
Income (loss) before income taxes	$11,161	$12,924	$2,963	$6,480	$33,528	$(5,296)	$171	$28,403
Interest expense, net	39	4,245	4,336	5,457	14,077	1,474	—	15,551
Depreciation and amortization	1,033	5,255	3,756	7,211	17,255	19	—	17,274
Gain on note modification	—	(22,784)	—	—	(22,784)	—	—	(22,784)
Other adjustments	(356)	(1,742)	—	(2,957)	(5,055)	1	—	(5,054)
Adjusted EBITDA	$11,877	$(2,102)	$11,055	$16,191	$37,021	$(3,802)	$171	$33,390

Year ended September 30, 2024	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Total Reportable Segments	Corporate and Other	Intercompany Eliminations	Total
Revenue	$71,023	$136,989	$133,026	$139,768	$480,806	$333	$(8,299)	$472,840
Cost of revenue	30,094	87,812	100,710	117,683	336,299	24	(8,307)	328,016
Gross profit	40,929	49,177	32,316	22,085	144,507	309	8	144,824
Gross profit percentage	57.6%	35.9%	24.3%	15.8%	30.1%			30.6%
Operating expenses:
General and administrative expenses	33,091	52,841	6,852	16,844	109,628	8,412	—	118,040
Sales and marketing expenses	661	3,800	17,259	630	22,350	22	—	22,372
Impairment expense	—	18,056	—	—	18,056	—	—	18,056
Total operating expenses	33,752	74,697	24,111	17,474	150,034	8,434	—	158,468
Operating income	7,177	(25,520)	8,205	4,611	(5,527)	(8,125)	8	$(13,644)
Other income (expense):
Interest expense, net	(299)	(5,075)	(4,260)	(6,341)	(15,975)	(872)	—	(16,847)
Other income (expense)	103	(314)	102	(1,184)	(1,293)	441	—	(852)
Total income (expense), net	(196)	(5,389)	(4,158)	(7,525)	(17,268)	(431)	—	(17,699)
Income (loss) before income taxes	$6,981	$(30,909)	$4,047	$(2,914)	$(22,795)	$(8,556)	$8	$(31,343)

Adjusted EBITDA	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Total Reportable Segments	Corporate and Other	Intercompany Eliminations	Total
Income (loss) before income taxes	$6,981	$(30,909)	$4,047	$(2,914)	$(22,795)	$(8,556)	$8	$(31,343)
Interest expense, net	299	5,075	4,260	6,341	15,975	872	—	16,847
Depreciation and amortization	945	5,228	4,126	6,897	17,196	19	—	17,215
Goodwill impairment	—	18,056	—	—	18,056	—	—	18,056
Other adjustments	183	942	—	2,142	3,267	455	—	3,722
Adjusted EBITDA	$8,408	$(1,608)	$12,433	$12,466	$31,699	$(7,210)	$8	$24,497

Note 19:    Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-K, and determined that there have been no events that have occurred that would require adjustments or disclosures in its consolidated financial statements other than as discussed below:

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, as of September 30, 2025, we concluded that the Company's disclosure, controls, and procedures were effective.
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
The Company’s management, including the Company’s CEO and CFO, do not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all errors and all fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following: judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes, controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
Our management assessed the design and effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, as of September 30, 2025, our management concluded that our internal controls over financial reporting were effective.
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
As of September 30, 2024, management noted the following deficiencies that management believed to be material weaknesses: lack of sufficient controls around the financial reporting and consolidation process.
Remediation of Material Weaknesses. Management took steps to remediate this material weakness, including revising our risk assessment process to better respond to accounting and process risks created by future changes in our business and other non-routine transactions, increasing the depth and experience within our accounting and finance organization, and designing and implementing improved processes and internal controls. These steps were completed by the fourth quarter of 2025 and the material weakness was deemed to be successfully remediated as of September 30, 2025. If other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of our common stock to decline.
Changes in Internal Control Over Financial Reporting. Except for the remediation of the material weakness previously described, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15and 15d-15 of the Exchange Act that occurred during the year ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
The directors of the Company and their ages as of September 30, 2025, are as follows:

Name	Age	Position
Jon Isaac	42	Chief Executive Officer, President, and Director
Tony Isaac	71	Director
Greg LeClaire	56	Director
Dennis (De) Gao	45	Director
Tyler Sickmeyer	39	Director
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
Greg LeClaire. Mr. LeClaire has served as a director of our Company since July 2025. He previously served as an advisor to the Board and Audit Committee beginning in November 2020 and was a member of the Board of Directors from May 2008 through January 2014. Since November 2019, Mr. LeClaire has served as Chief Financial Officer of Muso, Inc., a global nonprofit healthcare organization. From December 2020 to June 2025, he was a member of the Board of Directors and served on the Finance Committee of By the Bay Health, Inc. Earlier in his career, Mr. LeClaire held Chief Financial Officer roles at NASDAQ-listed and privately held companies. He brings extensive experience in finance and accounting, SEC reporting, Sarbanes-Oxley compliance, budgeting, and financial management. Mr. LeClaire holds an M.S. in Management from Stanford University’s Graduate School of Business and a B.S. in Accounting from the University of Utah.
The Board concluded that Mr. LeClaire is well qualified to serve as a director based on his leadership roles in public company settings, his prior board and advisory experience, his strong command of corporate governance, strategic oversight, and financial stewardship, and his advanced academic training in finance and accounting.
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
Richard D. Butler, Jr. passed away on June 27, 2025. Mr. Butler served on the Board for approximately 19 years, since 2006, and was a valued member of each of its standing committees.
Information about our Executive Officers
In addition to the information provided above regarding Jon Isaac, the following sets forth the Company’s executive officers as of September 30, 2025:

Name	Age	Position
Weston A. Godfrey, Jr.	46	Chief Executive Officer of Marquis Industries, Inc.
David Verret	51	Chief Financial Officer of Live Ventures Incorporated
Thomas Sedlak	54	Chief Executive Officer of Precision Industries, Inc.
Christopher Nichols	55	Chief Executive Officer of Flooring Liquidators, Inc.
Rodney Spriggs	58	President and Chief Executive Officer of Vintage Stock, Inc.
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
Christopher Nichols. Mr. Nichols, beginning March 3, 2025, has served as President and Chief Executive Officer of Flooring Liquidators. He has over 35 years of experience in the retail industry and has held senior leadership roles across a wide range of organizations. For approximately three years prior to joining Flooring Liquidators, he worked as a consultant, specializing in turnarounds and strategic growth planning for both private and public companies. For the 12 years ending in 2022, he served as Executive Vice President, Store Operations and most recently as Chief Operating Officer for Fallas Stores. Prior to that time he served in various roles at industry-leading companies such as Sears, Gap Inc., and TJX Companies, where he consistently drove performance, innovation, and operational excellence. With a strong background in operational strategy, large-scale team development, and organizational transformation, Mr. Nichols has spearheaded high-impact initiatives that deliver measurable results. Mr. Nichols studied Computer Science and Administration of Justice at Santa Rosa Junior College.
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
Family Relationships
Jon Isaac, who is a director and serves as our President and Chief Executive Officer, is the son of Tony Isaac, who is also a director and leads the Company’s efforts regarding financial planning and strategy. Tony Isaac does not receive any compensation from the Company other than compensation equivalent to that paid to the non-executive members of the Board.
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

The court subsequently entered a discovery scheduling order and the parties exchanged initial disclosures. The parties participated in a mediation in June 2023. The mediation was not successful. Fact discovery was completed on May 20, 2024. The parties completed expert discovery in September 2024 and filed cross Motions for Summary Judgment in October 2024. The parties completed expert discovery in September 2025 and filed cross Motions for Summary Judgment in October 2025. The court has not ruled on the motions for summary judgment and the case is on hold until the motions are ruled upon.
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

After evaluating these factors, the Board of Directors has determined that a majority of the members of the Board, namely Messrs. LeClaire, Gao, and Sickmeyer, do not have any relationships that would interfere with the exercise of independent judgment in carrying out their responsibilities as directors and that each such director is an independent director of the Company within the meaning of Nasdaq Listing Rule 5605(a)(2) and the related rules of the SEC.

The Board of Directors held four meetings during the year ended September 30, 2025. None of our directors attended fewer than 75% of the meetings of the Board or of any committee on which the director served during the completed fiscal year and held during the director's service on the Board.
Board Committees
Audit Committee
The purpose of our Audit Committee is to assist the Board in overseeing (i) the integrity of our Company’s accounting and financial reporting processes, the audits of our financial statements, as well as our systems of internal controls regarding finance, accounting, and legal compliance; (ii) our Company’s compliance with legal and regulatory requirements; (iii) the qualifications, independence, and performance of our independent public accountants; and (iv) our Company’s financial risk. In carrying out this purpose, the Audit Committee maintains and facilitates free and open communication between the Board, the independent public accountants, and our management. During the fiscal year ended September 30, 2025, Messrs. Gao (Chair), Butler (until June 2025), LeClaire (since July 2025), and Sickmeyer served on our Audit Committee. During the fiscal year ended September 30, 2025, each member of the committee satisfied the independence standards specified in Rule 5605(a)(2) of the Nasdaq Listing Rules and the related rules of the SEC and was determined by the Board to be “financially literate” with accounting or related financial management experience. The Company has also determined that Mr. Gao is an “audit committee financial expert” as defined under SEC rules and regulations and qualifies as a financially sophisticated audit committee member as required under Rule 5605(c)(2)(A) of the Nasdaq Listing Rules. The Board has adopted a charter for the Audit Committee, a copy of which is posted on our website at ir.liveventures.com/governance-docs. The Audit Committee met five times during the fiscal year ended September 30, 2025.
Compensation Committee
The purpose of the Compensation Committee is to (i) discharge the Board’s responsibilities relating to compensation of the Company’s directors and executives; (ii) produce an annual report on executive compensation for inclusion in the Company’s proxy statement, if necessary; and (iii) oversee and advise the Board on the adoption of policies that govern the Company’s compensation programs, including stock and benefit plans. During the fiscal year ended September 30, 2025, Messrs. Butler (Chair; until June 2025), Gao (Chair; since July 2025), LeClaire (since July 2025), and Sickmeyer served on the Compensation Committee. During the fiscal year ended September 30, 2025, each member of the committee satisfied the independence standards specified in Rule 5605(a)(2) of the Nasdaq Listing Rules and the related rules of the SEC. In addition, each of the current members of the Compensation Committee is a “non-employee director” under Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”) and an “outside director” for purposes of Section 162(m) of the

Internal Revenue Code of 1986, as amended (the “Code”). The Board has adopted a charter for the Compensation Committee, a copy of which is posted on our website at ir.liveventures.com/governance-docs. The Compensation Committee met one time during the fiscal year ended September 30, 2025.
Governance and Nominating Committee
The purpose of the Governance and Nominating Committee is to (i) identify individuals who are qualified to become members of the Board, consistent with criteria approved by the Board, and to select, or to recommend that the Board select, the director nominees for the next annual meeting of stockholders or to fill vacancies on the Board; (ii) develop and recommend to the Board a set of corporate governance principles applicable to our Company; and (iii) oversee the evaluation of the Board and its committees. During the fiscal year ended September 30, 2025, Messrs. Butler (Chair; until June 2025), Sickmeyer (Chair; since July 2025), Gao, and LeClaire (since July 2025) served on the Governance and Nominating Committee. During the fiscal year ended September 30, 2025, each member of the committee satisfied the independence standards specified in Rule 5605(a)(2) of the Nasdaq Listing Rules and the related rules of the SEC. The Board has adopted a charter for the Governance and Nominating Committee, a copy of which is posted on our website at ir.liveventures.com/governance-docs. The Governance and Nominating Committee met one time during the fiscal year ended September 30, 2025.
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
•the candidate’s expertise, business and industry experience, judgment, diversity, age, and length of service;
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
Delinquent Section 16(a) Reports
The Form 3 for Christopher Nichols, Chief Executive Officer of Flooring Liquidators, was due no later than March 3, 2025, but was filed on March 11, 2025. Jon Isaac, the Chief Executive Officer and President of the Company, failed to timely file a Form 4 related to a convertible note, but was filed on June 25, 2025. The Form 3 for Greg LeClaire, a member of the Board of Directors, was due no later than July 12, 2025, but was filed on July 18, 2025.

Stockholder Communication with the Board
Stockholders and others interested in communicating with the Board may do so by writing to Board of Directors, Live Ventures Incorporated, 8548 Rozita Lee Avenue, Suite 305, Las Vegas, Nevada 89113.
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
ITEM 11.    Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Overview
The purpose of this Compensation Discussion and Analysis (“CD&A”) is to provide material information about the Company’s compensation philosophy, objectives, and other relevant policies and to explain and put into context the material elements of compensation of our named executive officers (in this CD&A, referred to as the “NEOs”). For the fiscal year ended September 30, 2025, our NEOs were:
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
Use of Benchmarking and Compensation Peer Groups
The Compensation Committee did not utilize any benchmarking measure in the fiscal year ended September 30, 2025 and traditionally has not tied compensation directly to a specific profitability measurement, market value of the Company’s common stock, or benchmark related to any established peer or industry group. Salary increases are based on the terms of each NEO’s employment agreement, if applicable, and correlated with the assessment of each NEO’s performance. The Company also generally seeks to increase or decrease compensation, as appropriate, based upon changes in an executive officer’s functional responsibilities within the Company. Historically, the Compensation Committee has not used outside consultants in determining the compensation of the NEOs, and no such consultants were engaged during the fiscal year ended September 30, 2025.
Other Compensation Considerations and Risk Management
The Compensation Committee has reviewed the Company’s compensation policies and practices and has determined that, such policies and practices do not create risks that are likely to have a material adverse effect on the Company.
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Jon Isaac (1)	2025	$350,000	$—	$—	$—	$10,226	$360,226
President and Chief Executive Officer	2024	$350,000	$200,000	$—	$—	$10,226	$560,226
Rodney Spriggs	2025	$500,000	$500,000	$—	$—	$—	$1,000,000
Chief Executive Officer of Vintage Stock, Inc.	2024	$431,648	$650,000	$—	$—	$—	$1,081,648
Thomas Sedlak	2025	$529,695	$498,750	$—	$—	$108,153	$1,136,598
Chief Executive Officer of Precision Industries, Inc.	2024	$504,857	$325,000	$—	$—	$104,926	$934,783
_________________________
(1)“All Other Compensation” includes amounts accrued or incurred by us for perquisites and benefits per each NEO’s employment agreement. The 2025 and 2024 amounts for Mr. Isaac include the amount of life insurance premiums paid. The amount for Mr. Sedlak is related to a car allowance of $28,800 for both 2025 and 2024, deferred compensation of $74,813 and $71,586 for 2025 and 2024, respectively, and life insurance premiums of $4,540 for both 2025 and 2024.
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

DIRECTOR COMPENSATION
The following table summarizes compensation paid to each of our directors who served in such capacity during the fiscal year ended September 30, 2025. In addition to the fees set forth in the following table, we reimburse directors for reasonable expenses related to their Board service.
None of our directors received separate compensation for attending meetings of our Board of Directors or any committees thereof.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Jon Isaac (1)	$—	$—	$—
Richard D. Butler, Jr. (2)	$22,500	$—	$22,500
Dennis (De) Gao (2)	$30,000	$—	$30,000
Tony Isaac (2)	$30,000	$—	$30,000
Tyler Sickmeyer (2)	$30,000	$—	$30,000
Greg LeClaire (2)	$7,500	$—	$7,500
_________________________
(1)Our President and CEO, Jon Isaac, is the only director who is also an employee of Live Ventures. Jon Isaac is not entitled to separate compensation for his service on our Board of Directors.
(2)Mr. Gao, Mr. Tony Isaac, Mr. LeClaire, and Mr. Sickmeyer each receive cash compensation of $2,500 per month, or $30,000 annually, for their service as directors. Effective July 2025, Mr. LeClaire replaced Mr. Butler as a member of the Board of Directors.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our common stock as of December 5, 2025 for:
•each of our named executive officers;
•each of our current directors;
•all of our current executive officers and directors as a group; and
•each person known to us to be the beneficial owner of more than 5% of the Company’s common stock.
The business address of each beneficial owner listed in the table unless otherwise noted is c/o Live Ventures Incorporated, 8548 Rozita Lee Avenue, Suite 305, Las Vegas, Nevada 89113.
We deem shares of the Company’s common stock that may be acquired by an individual or group within 60 days of December 5, 2025, pursuant to the exercise of options or warrants or conversion of convertible securities, to be outstanding for the purpose of computing the percentage ownership of such individual or group, but these shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group shown in the table. Percentage of ownership is based on 3,071,656 shares of common stock and outstanding on December 5, 2025. The information as to beneficial ownership was either (i) furnished to us by or on behalf of the persons named or (ii)

determined based on a review of the beneficial owners’ Schedules 13D/G and Section 16 filings with respect to the Company’s common stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Named Executive Officers and Directors:
Jon Isaac, Director, President and Chief Executive Officer (1)	3,092,818	67.4%
Thomas Sedlak, Chief Executive Officer of Precision Industries, Inc.	—	*
Rodney Spriggs, Chief Executive Officer of Vintage Stock, Inc.	11,666	*
Tony Isaac, Director	30,000	*
Greg LeClaire, Director	750	*
Dennis (De) Gao, Director	7,493	*
Tyler Sickmeyer, Director	—	*
All Executive Officers and Directors as a group (9 persons)	3,142,727	68.5%
Other 5% Stockholders:
Isaac Capital Group, LLC (2) 505 E. Windmill Ln, Suite 1C-295, Las Vegas, NV 89123	2,875,641	62.7%
Kingston Diversified Holdings, LLC (3), 505 E. Windmill Ln, Suite 1C-231, Las Vegas, NV 89123	582,817	12.7%
_________________________
*Represents less than 1% of our issued and outstanding common stock.
(1)Jon Isaac owns 217,177 shares of common stock. Isaac Capital Group, LLC, of which Jon Isaac is the sole member, owns 1,357,306 shares of common stock, and Mr. Isaac, through Isaac Capital Group, LLC, had the contractual right to acquire up to 1,518,335 shares of the Company’s common stock pursuant to the amended terms of the ICG Revolver, based on the outstanding balance of the debt as of December 5, 2025.
(2)Isaac Capital Group, LLC, of which Jon Isaac is the sole member, owns 1,357,306 shares of common stock over which Jon Isaac has sole voting power and sole dispositive power. Mr. Isaac, through Isaac Capital Group, LLC, had the contractual right to acquire up to 1,518,335 shares of the Company’s common stock pursuant to the amended terms of the ICG Revolver, based on the outstanding balance of the debt as of December 5, 2025.
(3)Kingston Diversified Holdings, LLC, of which Juan Yunis is the sole member, owns 582,817 shares of common stock of the Company, over which Juan Yunis has sole voting power and sole dispositive power.

EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes securities available for issuance under Live Venture’s equity compensation plans as of September 30, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	300,000
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	300,000
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
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
Transactions with Isaac Capital Group, LLC
As of December 11, 2025, Isaac Capital Group, LLC (“ICG”) beneficially owned 67.4% of the Company’s issued and outstanding capital stock. Jon Isaac, the Company’s President and Chief Executive Officer, is the President and sole member of ICG, and, accordingly, has sole voting and dispositive power with respect to these shares. Mr. Isaac also personally owns 219,177 shares of common stock .
ICG Term Loan
During 2015, Marquis entered into a mezzanine loan in the amount of up to $7.0 million (the “ICF Loan”) with Isaac Capital Fund I, LLC (“ICF”), a private lender whose managing member is Jon Isaac. On July 10, 2020, (i) ICF released and discharged Marquis from all obligations under the loan, (ii) ICF assigned all of its rights and obligations under the instruments, documents, and agreements with respect to the ICF Loan to ICG, of which Jon Isaac, the Company’s President and Chief Executive Officer, is the sole member, and (iii) Live Ventures borrowed 2.0 million (the “ICG Loan”) from ICG using essentially the same documentation from the ICF Loan. There was no balance outstanding on the note as of the date of assignment. The ICG Loan matured on May 1, 2025 and bore interest at a rate of 12.5% per annum, with interest payable in arrears on the last day of each month. As of September 30, 2025 and 2024, the outstanding balance on this loan was $0 and $2.0 million, respectively.
ICG Revolving Promissory Note
On April 9, 2020, the Company entered into an unsecured revolving line of credit promissory note whereby ICG agreed to provide the Company with a 1.0 million revolving credit facility (the “ICG Revolver”). On June 23, 2022, as amended by unanimous consent of the Board of Directors, the facility was increased to $6.0 million. No other terms of the Note were changed. On April 1, 2023, the Company entered into the First Amendment of the ICG Revolver that extended the maturity to April 8, 2024 and increased the interest rate from 10.0% to 12.0% per annum, and decreased the amount of available revolving credit under the facility to $1.0 million. On January 11, 2024, the Company entered into the Third Amendment of the ICG Revolver that extended the maturity date to
April 8, 2025 and increased the amount of available revolving credit under the facility to $5.0 million.

On April 8, 2025, the Company entered into the Fourth Amendment to the ICG Revolver, which (i) extended the maturity date to April 08, 2030, (ii) increased the amount of available revolving credit under the facility to $12.0 million, and (iii) established a Fixed Conversion Price of $7.85 per share for obligations outstanding under the ICG Revolver. The Company evaluated the amendment under ASC 470-50 and concluded that the transaction represented an extinguishment of the existing debt given that the amendment introduced a substantive conversion feature. Management assessed the fair value of the amended instrument as of the amendment date. That assessment indicated that the fair value of the amended note, inclusive of the conversion feature, exceeded the fair value of the note without the conversion feature by approximately $6.0 million, which was treated as a non-cash capital contribution from the lender for accounting purposes because the lender was the majority shareholder of the Company. Accordingly, the Company recorded the excess as a distribution from Retained Earnings, with a corresponding credit to Additional Paid-In Capital, which is presented on the Condensed Consolidated Statements Of Changes In Stockholders’ Equity as an “In-Substance Distribution”.

As of September 30, 2025, Jon Isaac, through ICG, had the contractual right to acquire up to 1,480,340 shares of the Company’s common stock pursuant to the amended terms of the ICG Revolver, based on the outstanding balance of the debt as of that date. As of September 30, 2025, no obligations under the ICG Revolver have been converted into the Company’s common stock. As of September 30, 2025 and 2024, the outstanding balance on this note was $11.6 million and $2.6 million, respectively.
ICG Flooring Liquidators Note
On January 18, 2023, in connection with the acquisition of Flooring Liquidators, Inc., Flooring Affiliated Holdings, LLC, a wholly owned subsidiary of the Company, as borrower, entered into a promissory note for the benefit of ICG in the amount of $5.0 million (“ICG Flooring Liquidators Loan”). The ICG Flooring Liquidators Loan matures on January 18, 2028, and bears interest at 12.0% per annum. Interest is payable in arrears on the last day of each calendar month. The note is fully guaranteed by the Company. As of September 30, 2025 and 2024, the outstanding balance on this loan was $5.0 million.
ICG PMW Note
On December 14, 2024, in connection with the Settlement Agreement of the PMW Seller Financed Loans (see Note 11), the Company, as borrower, entered into a promissory note for the benefit of ICG in the amount of approximately $2.6 million (“ICG PMW Note”). The Company received proceeds of approximately $1.9 million from ICG, which was used to settle the loans plus accrued interest. The $0.7 million discount is being accreted to interest expense using the effective interest rate method, as required by U.S. GAAP, over the term of the note. The ICG PMW Note matures on December 17, 2029, and bears interest at the contractual rate of 12.0% per annum. Interest is payable in arrears on the first business day of each month commencing on January 2, 2025. As of September 30, 2025, the balance on this loan was approximately $2.6 million.
Transactions with ALT5 Sigma Corporation, formerly JanOne Inc.
Tony Isaac, a member of the Company's board of directors, and father of the Company's CEO, Jon Isaac, is the Chief Executive Officer and a director of ALT5 Sigma, Inc.(“ALT5”), formerly JanOne Inc. Richard Butler, a member of the Company's board of directors, is also a director of ALT5.
Lease Agreement
Customer Connexx LLC, formerly a subsidiary of ALT5, previously rented approximately 9,900 square feet of office space from the Company at its Las Vegas office, which totals 16,500 square feet. ALT5 paid the Company $117,000 and $194,000 in rent and other reimbursed expenses for years ended September 30, 2025 and 2024, respectively.
Transactions with Vintage Stock CEO
Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, Inc., a wholly owned subsidiary of the Company, is the sole member of Spriggs Investments, LLC (“Spriggs Investments”).

Spriggs Promissory Note I
On July 10, 2020, the Company executed a promissory note (the “Spriggs Promissory Note I”) in favor of Spriggs Investments, LLC (“Spriggs Investments”), a limited liability company whose sole member is Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, Inc., a wholly owned subsidiary of the Company, which Spriggs Promissory Note I memorializes a loan by Spriggs Investments to the Company in the initial principal amount of $2.0 million (the “Spriggs Loan I”). The Spriggs Loan I was originally set to mature on July 10, 2022; however, the maturity date was extended to July 10, 2023, pursuant to a unanimous written consent of the Board of Directors. The Spriggs Promissory Note I bore simple interest at a rate of 10.0% per annum. On January 19, 2023, the Company entered into a modification agreement to the Spriggs Loan I. Under the modification agreement, the Spriggs Promissory Note I bore interest at a rate of 12.0% per annum, and the maturity date was extended to July 31, 2024. On February 29, 2024, the Company entered into a loan modification agreement of the Spriggs Loan I. Under the loan modification agreement, the Company was required to make a principal payment of $600,000 to Spriggs Investments within five business days following the effective date of the loan modification agreement, and make principal payments of not less than $300,000 each 90-day period thereafter, beginning on April 1, 2024, until the Spriggs Promissory Note I was fully repaid. Further, under the loan modification agreement, the maturity date of the Spriggs Promissory Note I was extended to July 31, 2025. As of September 30, 2025 and 2024, the principal amount owed was $0 and $0.8 million, respectively.

Spriggs Promissory Note II
On January 19, 2023, in connection with the acquisition of Flooring Liquidators, Inc., the Company executed a promissory note in favor of Spriggs Investments in the initial principal amount of $1.0 million (the “Spriggs Loan II”). The Spriggs Loan II was originally set to mature on July 31, 2024, and bore interest at a rate of 12.0% per annum. On February 29, 2024, the Company entered into a loan modification agreement of the Spriggs Loan II. Under the loan modification agreement, upon full principal repayment of the Spriggs Promissory Note I (see above), the Company is required to make principal payments of not less than $300,000, per each 90-day period, until the Spriggs Loan II is fully repaid. Further, under the loan modification agreement, the maturity date of the Spriggs Loan II was extended to July 31, 2025. On July 30, 2025, the Company entered into a loan modification agreement of the Spriggs Loan II that extends the maturity date to July 31, 2026. All monthly payments under the original Spriggs Loan II remain in effect through the maturity date as amended. As of September 30, 2025 and 2024, the principal amount owed was $0.8 million and $1.0 million, respectively.
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
Note Payable to the Sellers of Kinetic
In connection with the purchase of The Kinetic Co., Inc. (“Kinetic”), on June 28, 2022, Precision Industries, Inc., a wholly owned subsidiary of the Company, entered into a seller financed loan in the amount of $3.0 million with the previous owners of Kinetic. The related note bears interest at 7.0% per annum, with interest payable quarterly in arrears and has a maturity date of September 27, 2027. As of September 30, 2025 and 2024, the remaining principal balance was $3.0 million (see Note 11).
Note Payable to the Seller of Flooring Liquidators
In connection with the purchase of Flooring Liquidators, the Company entered into an employment agreement with the previous owner of Flooring Liquidators to serve as its Chief Executive Officer. The employment agreement is for an initial term of five years and shall be automatically extended in 90-day increments unless either party provides notice as required under the agreement. Additionally, the Company entered into a seller financed mezzanine loan, which is fully guaranteed by the Company, in the amount of $34.0 million with the previous owners of Flooring Liquidators. The Seller Subordinated Acquisition Note (“Sellers Note”) bears interest at 8.24% per annum, with interest payable monthly in arrears beginning on January 18, 2024. The Sellers Note has a maturity date of January 18, 2028. The fair value assigned to the Sellers Note, as calculated by an independent third-party firm, was $31.7 million, or a discount of $2.3 million.
On February 25, 2025, Flooring Liquidators, Flooring Affiliated Holdings, and the Company entered into a binding Memorandum of Understanding (“MOU”) with the previous owner of Flooring Liquidators under which the principal amount of the Seller Note was reduced from $34.0 million to $15.0 million. The relevant portion of the MOU was later superseded by a Second Amendment to Secured Promissory Note. The Seller Note bears interest at 8.24% per annum effective January 1, 2025, and matures in February 2028, with interest payments due monthly beginning February 2025. The Company determined that the fair value of the amended Seller Note was approximately $14.0 million, or a discount of $1.0 million. In an event of default under the Seller Note, or if the Company defaults in making any payment it is required to make pursuant to the Seller Note, the note holders may revoke the principal reduction, in which case the aggregate outstanding principal balance of the Seller Note will increase by $19.0 million to $34.0 million.
In addition to the reduction in the principal amount of the Seller Note, the MOU provides for the following:
•An increase in the existing holdback principal amount of approximately $0.5 million to $1.5 million, and that no further claims against the holdback shall be made or permitted. Under the MOU, the holdback bears interest at 8.24% per annum effective January 1, 2025, with interest payments due monthly beginning February 28, 2025. Full payment of the holdback principal is due in August 2025. On September 12, 2025, the Company entered into an agreement with the former owner whereby certain assets and liabilities of Flooring Liquidators were sold in full satisfaction of the Company’s $1.5 million holdback obligation.
•The previous owner’s title was revised to be Founder and Vice President, his employment was made part-time, and he resigned from each other office and as director or manager of Flooring Liquidators and each of its related entities. Mr. Kellogg's tenure at Flooring Liquidators terminated effective May 13, 2025.
The Company evaluated this transaction under ASC 470-50 “Debt - Modification and Extinguishment”, and concluded that, because the change in present value of cash flows between the original and revised debt exceeds 10%, and the debt revision does not meet the accounting requirements for troubled debt restructuring, this transaction should be accounted for as a debt extinguishment. In connection with the debt extinguishment and the increase in the holdback principal amount, the Company recorded a gain of approximately $22.8 million. As of September 30, 2025 and 2024, the carrying value of the Sellers Note was approximately $15.0 million and $36.3 million, respectively (see Note 11).
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
On December 24, 2024, the Company entered into a Settlement Agreement and Release (“Settlement Agreement”) to settle the Seller Financed Loans of $2.5 million, plus accrued interest of approximately $0.1 million, for approximately $1.9 million with the previous owners of PMW. The funds to settle the loans were borrowed from Isaac Capital Group, LLC (“ICG”) (see Note 15). The Company evaluated this transaction under ASC 470-50 “Debt - Modification and Extinguishment”, and concluded that, because PMW was legally released as the primary obligor, and has no other debt with these lenders, this transaction should be accounted for as a debt extinguishment. As such, the Company recorded a gain on extinguishment of debt in the amount of approximately

$0.7 million. Additionally, under the Settlement Agreement, the Company was released of claims for earnout payments, as stipulated under the Stock Purchase Agreement. Consequently, the Company recorded a gain on settlement of the earnout liability in the amount of approximately $2.8 million. As of September 30, 2025 and 2024, the carrying value of the seller financed loans was $0 and $2.5 million, respectively (see Note 11).
Note Payable to the Seller of Central Steel
In connection with the purchase of Central Steel, on May 15, 2024, Precision Marshall entered into a seller financed loan in the amount of $1.1 million with the previous owner of Central Steel. The loan bears interest at 8.0% per annum, with interest payable quarterly in arrears, and has a maturity date of May 15, 2029. As of September 30, 2025, the remaining principal balance was $1.0 million and $1.1 million, respectively (see Note 11).
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
ITEM 14.    Principal Account Fees and Services
Each year, the Audit Committee approves the annual audit engagement in advance. The Audit Committee also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All 2025 and 2024 fiscal year services listed below were pre-approved.
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
Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance.
All Other Fees; This category consists of fees for services other than the services described above.
The following fees were billed to us for the fiscal years ended September 30, 2025 and 2024, respectively:

	2025	2024
Audit Fees	$875,000	$357,000
Audit-Related Fees	—	568,000
Tax Fees	—	—
All Other Fees	—	—
Total	$875,000	$925,000

PART IV
ITEM G15.    Exhibits and Financial Statement Schedules
The following exhibits are filed with or incorporated by reference into this Annual Report.

Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

2.1	Stock Purchase Agreement dated December 30, 2017 among ApplianceSmart Holdings LLC, ApplianceSmart, Inc., and Appliance Recycling Centers of America, Inc.	10-Q	001-33937	10.1	02/14/18

2.3	Purchase Agreement dated November 1, 2019, by and among Marquis Affiliated Holdings LLC, Lonesome Oak Trading Co., Inc., and J. Chadwick McEntire	8-K	001-33937	2.3	02/06/20

2.4	First Amendment to Purchase Agreement dated November 1, 2019, by and among Marquis Affiliated Holdings LLC, Lonesome Oak Trading Co., Inc., and J. Chadwick McEntire	8-K	001-33937	2.4	02/06/20

2.5	Agreement and Plan of Merger, dated as of July 14, 2020, by and among Live Ventures Incorporated, President Merger Sub Inc., Precision Industries, Inc., and D. Jackson Milhollan×	8-K	001-33937	2.1	07/16/20

2.6	Contribution Agreement dated effective as of July 14, 2020 by and between Live Ventures Incorporated and Precision Affiliated Holdings LLC	8-K	001-33937	10.1	07/16/20

3.1	Amended and Restated Articles of Incorporation	8-K	000-24217	3.1	08/15/07

3.2	Certificate of Change	8-K	001-33937	3.1	09/7/10

3.3	Certificate of Correction	8-K	001-33937	3.1	03/11/13

3.4	Certificate of Change	10-Q	001-33937	3.1	02/14/14

3.5	Articles of Merger	8-K	001-33937	3.1.4	10/8/15

3.6	Certificate of Change	8-K	001-33937	3.1.5	11/25/16

3.7	Certificate of Designation for Series B Convertible Preferred Stock filed with Secretary of State for the State of Nevada on December 23, 2016, and effective as of December 27, 2016	10-K	001-33937	3.1.6	12/29/16

3.8	Bylaws	10-Q	001-33937	3.8	08/14/18

4.1	Waiver Agreement dated September 6, 2017	10-K	001-33937	4.1	01/18/18

4.2	Description of Our Securities	10-K	001-33937	4.2	02/10/20

4.3	Specimen Stock Certificate	10-K	001-33937	4.3	02/10/20

4.4	Form of Indenture	10-K	001-33937	4.3	03/24/23

10.1	Note and Warrant Purchase Agreement, dated April 3, 2012 (the “Note and Warrant Purchase Agreement”), by and between the Registrant and Isaac Capital Group LLC	10-Q	001-33937	10.1	05/15/12

10.2	Senior Subordinated Convertible Note (under Note and Warrant Purchase Agreement)	10-Q	001-33937	10.2	05/15/12

10.3	Subordinated Guaranty (under Note Purchase and Warrant Agreement)	10-Q	001-33937	10.3	05/15/12

10.4	Form of Warrant (under Note and Warrant Purchase Agreement)	10-Q	001-33937	10.4	05/15/12

10.5	First Amendment to Note Purchase Agreement, made and entered into as of April 3, 2012, by and between the Registrant and Isaac Capital Group LLC	10-K	001-33937	10.12.1	01/15/13

10.6	Warrant Amendment dated as of December , 2014	10-K	001-33937	10.9	01/18/18

10.7	Warrant Amendment dated as of December 27, 2016	10-K	001-33937	10.10	01/18/18

10.8	Amendment to Warrants dated as of January 16, 2018	10-K	001-33937	10.11	01/18/18

10.9	Amendment to Warrant dated as of December 3, 2019	10-K	001-33937	10.9	02/07/20

10.10	Convertible Note Purchase Agreement, dated as of January 7, 2014, by and between the Registrant and Kingston Diversified Holdings LLC (the “2014 Note Purchase Agreement”)	10-K	001-33937	10.7	12/29/16

10.11	Form of Convertible Note (under 2014 Note Purchase Agreement)	10-K	001-33937	10.11	01/10/14

10.12	Form of Warrant (under 2014 Note Purchase Agreement)	10-K	001-33937	10.12	01/10/14

10.13	Amendment No. 1 to Convertible Note Purchase Agreement, dated as of October 29, 2014, by and between the Registrant and Kingston Diversified Holdings LLC	10-K	001-33937	10.7a	12/29/16

10.14	Amendment No. 2 to Convertible Note Purchase Agreement, dated as of December 21, 2016, by and between the Registrant and Kingston Diversified Holdings LLC	10-K	001-33937	10.7b	12/29/16

10.15	Share Exchange Agreement between Isaac Capital Group, LLC and Live Ventures Incorporated, dated December 27, 2016	10-Q	001-33937	10.1	02/09/17

10.16	Purchase Agreement, dated as of July 6, 2015 by and among the Registrant, Marquis Affiliated Holdings LLC, Marquis Industries, Inc. and the stockholders of Marquis Industries, Inc.	10-K	001-33937	10.15	01/13/16

10.17	Loan and Security Agreement, dated as of July 6, 2015 by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., A-O Industries, LLC, Astro Carpet Mills, LLC, Constellation Industries, LLC and S F Commercial Properties, LLC, as Borrowers, and Bank of America, N.A. as Lender.	10-K	001-33937	10.16	01/13/16

10.21	Assignment and Assumption Agreement dated as of July 10, 2020 by and between Isaac Capital Fund I, LLC and Isaac Capital Group, LLC	8-K	001-33937	10.4	07/16/20

10.23	Promissory Note dated June 14, 2016, by Marquis Real Estate Holdings, LLC in favor of STORE Capital Acquisitions LLC	10-Q	001-33937	10.1	08/15/16

10.24	Mortgage Loan Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	10-Q	001-33937	10.2	08/15/16

10.25	Master Lease Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	10-Q	001-33937	10.3	08/15/16

10.26	Purchase and Sale Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	10-Q	001-33937	10.4	08/15/16

10.27	Equipment Security Note between Banc of America Leasing & Capital, LLC and Marquis Industries, Inc.	10-Q	001-33937	10.2	02/09/17

10.28	Fifth Amendment to Loan and Security Agreement between Banc of America Leasing & Capital, LLC and Marquis Industries, Inc. dated February 28, 2017	10-Q	001-33937	10.1	05/11/17

10.29	Consent and Sixth Amendment to Loan and Security Agreement dated June 5, 2018 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., Bank of America, N.A., and the other parties thereto	10-Q	001-33937	10.7	08/14/18

10.30	Consent to Turf Business Sale dated December 19, 2018 among Bank of America, N.A., Marquis Affiliated Holdings LLC, and Marquis Industries, Inc.	10-K	001-33937	10.27	12/27/18

10.31	Seventh Amendment to Loan and Security Agreement dated December 24, 2018 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., and Bank of America, N.A.	10-K	001-33937	10.28	12/27/18

10.32	Consent, Joinder and Eighth Amendment to Loan and Security Agreement dated January 31, 2020 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., Lonesome Oak Trading Co., Inc., and Bank of America, N.A.	8-K	001-33937	10.1	02/06/20

10.33	Ninth Amendment to Loan and Security Agreement dated May 4, 2020 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc. and Bank of America, N.A.	8-K	001-33937	10.2	05/08/20

10.34	Tenth Amendment to Loan and Security Agreement and Consent dated July 6, 2020 by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., and Bank of America, N.A.	10-Q	001-33937	10.3	08/14/20

10.35	Eleventh Amendment to Loan and Security Agreement and Consent dated September 25, 2020 by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., and Bank of America, N.A.	10-K	001-33937	10.35	01/13/21

10.36	Promissory Note between Marquis Industries, Inc. and Bank of America, N.A.	8-K	001-33937	10.1	05/08/20

10.37	Stock Purchase Agreement by and among Vintage Stock Affiliated Holdings LLC (an affiliate of the Registrant), Vintage Stock, Inc., and the Shareholders of Vintage Stock, Inc., dated November 3, 2016	10-K	001-33937	10.22	12/29/16

10.56		Amended and Restated Promissory Note issued by ApplianceSmart Holdings LLC	10-K	001-33937	10.44	12/27/18

10.57		Security Agreement dated December 26, 2018 by and between ApplianceSmart Holdings LLC and Appliance Recycling Centers of America, Inc.	10-K	001-33937	10.45	12/27/18

10.58		Security Agreement dated December 26, 2018 by and between ApplianceSmart, Inc. and Appliance Recycling Centers of America, Inc.	10-K	001-33937	10.46	12/27/18

10.59		Security Agreement dated December 28, 2018 by and between ApplianceSmart Contracting, Inc. and Appliance Recycling Centers of America, Inc.	10-Q	001-33937	10.1	02/13/19

10.60		Agreement and Guaranty dated December 28, 2018 by ApplianceSmart Contracting Inc. in favor of Appliance Recycling Centers of America, Inc.	10-Q	001-33937	10.2	02/13/19

10.65		Loan and Security Agreement dated July 14, 2020 by and among Precision Industries, Inc., President Merger Sub Inc., Precision Affiliated Holdings LLC, and the lenders party thereto	8-K	001-33937	10.2	07/16/20

10.66		Promissory Note dated July 10, 2020 issued by Live Ventures Incorporated in favor of Spriggs Investments, LLC	8-K	001-33937	10.5	07/16/20

10.67		Unsecured Revolving Line Promissory Note dated April 9, 2020 issued to Isaac Capital Group, LLC	10-Q	001-33937	10.3	04/13/20

10.69	†	Employment Agreement between LiveDeal, Inc. and Jon Isaac	10-Q	001-33937	10.1	05/14/13

10.70	†	Amendment to Employment Agreement dated January 16, 2018 between Live Ventures Incorporated and Jon Isaac	10-K	001-33937	10.39	01/18/18

10.71	†	Second Amendment to Employment Agreement dated January 12, 2021 between Live Ventures Incorporated and Jon Isaac	10-K	001-33937	10.71	01/13/21

10.72	†	Non-Qualified Stock Option Agreement between Live Deal Inc. and Jon Isaac, dated January 1, 2013	10-K	001-33937	10.72	01/13/21

10.73	†	First Amendment to Option Agreement between Live Ventures Incorporated and Jon Isaac, dated January 12, 2021	10-K	001-33937	10.73	01/13/21

10.81	†	Employment Agreement between Vintage Stock Inc. and Rodney Spriggs, dated November 3, 2016	10-K	001-33937	10.25	12/29/16

10.83	†	Employment Agreement between Marquis Industries, Inc. and Weston A. Godfrey, Jr., dated January 22, 2018	10-K	001-33937	10.57	12/27/18

10.84	†	First Amendment to Employment between Marquis Industries, Inc. and Weston A. Godfrey, Jr., dated January 12, 2021	10-K	001-33937	10.84	01/13/21

10.85	†	Employment Agreement, dated as of July 14, 2020, by and between Thomas Sedlak and Precision Industries, Inc.	8-K	001-33937	10.6	09/16/20

10.86	†	First Amendment to Employment Agreement, dated as of September 9, 2020, by and between Precision Industries, Inc. and Thomas Sedlak	8-K	001-33937	10.8	09/28/20

10.87	†	Deferred Compensation Agreement, dated as of July 14, 2020, by and between Thomas Sedlak and Precision Industries, Inc.	8-K	001-33937	10.7	09/16/20

10.88	†	2014 Omnibus Equity Incentive Plan	DEF 14A	001-33937	Appendix A to 2014 Proxy Statement	06/23/14

10.90	†	Employment Agreement between Live Ventures Incorporated and David Verret, effective September 29, 2021	8-K	001-33937	10.89	10/01/21

10.92		Credit and Security Agreement, dated as of January 20, 2022, between Fifth Third Bank, National Association, and Precision Industries, Inc.	8-K	001-33937	10.92	01/25/22

10.93		Trademark Security Agreement, dated as of January 20, 2022, by and between Precision Industries, Inc., and Fifth Third Bank, National Association	8-K	001-33937	10.93	01/25/22

10.94		Guaranty, dated as of January 20, 2022, by Precision Affiliated Holdings LLC for the benefit of Fifth Third Bank, National Association	8-K	001-33937	10.94	01/25/22

10.95		Guarantor Security Agreement, dated as of January 20, 2022, by and between Precision Affiliated Holdings LLC, and Fifth Third Bank, National Association	8-K	001-33937	10.95	01/25/22

10.96		Stock Pledge Agreement, made as of January 20, 2022, by Precision Affiliated Holding LLC, to Fifth Third Bank, National Association	8-K	001-33937	10.96	01/25/22

10.97		Purchase Agreement by and among Cash L. Masters Revocable Trust dated October 19, 2005, Cash L. Masters, and Precision Industries, Inc., dated June 28, 2022	8-K	001-33937	10.97	07/05/22

10.98		Real Estate Purchase Agreement by Plant B-6, LLC and Precision Industries, Inc., dated June 27, 2022	8-K	001-33937	10.98	07/05/22

10.99		Real Estate Sales Agreement by Precision Industries, Inc. and Moss Family Trust, dated June 28, 2022	8-K	001-33937	10.99	07/05/22

10.100		Lease Agreement between and among The Kinetic Co., Inc., Precision Industries, Inc., d/b/a Precision Industries Steel Company and Moss Family Trust, a California Trust, dated June 28, 2022	8-K	001-33937	10.100	07/05/22

10.101	†	Employment Agreement by and between The Kinetic Co., Inc. and Cash L. Masters	8-K	001-33937	10.101	07/05/22

10.103	†	Employment Agreement by and between The Kinetic Co., Inc. and Jay Judkins	8-K	001-33937	10.103	07/05/22

10.104	†	Employment Agreement between Live Ventures Incorporated and Wayne Ipsen, effective October 24, 2022.	8-K	001-33937	10.104	10/28/22

10.105		Securities Purchase Agreement by and among Flooring Affiliated Holdings, LLC, Stephen J. Kellogg, the other equity holders of the Acquired Companies listed on Exhibit A thereto and, solely for the purposes of Section 3.4 thereof, Live Ventures Incorporated, dated January 18, 2023.	8-K	001-33937	10.105	01/24/23

10.106	†	Employment Agreement by and between Flooring Liquidators, Inc. and Stephen J. Kellogg, dated January 18, 2023.	8-K	001-33937	10.106	01/24/23

10.107	†	Employment Agreement by and between Elite Builder Services, Inc. and Benjamin Rowe, dated January 18, 2023.	8-K	001-33937	10.107	01/24/23

10.108		Restricted Stock Unit Agreement between Live Ventures Incorporated and Benjamin Rowe, dated January 18, 2023.	8-K	001-33937	10.108	01/24/23

10.109		Subordinated Promissory Note dated January 18, 2023 issued by Flooring Affiliated Holdings, LLC in favor of (i) the Stephen J. Kellogg Revocable Trust Dated April 17, 2015, (ii) the Kaitlyn Kellogg 2022 Irrevocable Trust, (iii) the Augustus Kellogg 2022 Irrevocable Trust, and (iv) the Kellogg 2022 Family Irrevocable Nevada Trust.	8-K	001-33937	10.109	01/24/23

10.110		Subordinated Promissory Note dated January 18, 2023 issued by Flooring Affiliated Holdings, LLC in favor of Isaac Capital Group, LLC.	8-K	001-33937	10.110	01/24/23

10.111		Subordinated Promissory Note dated January 18, 2023 issued by Live Ventures Incorporated in favor of Spriggs Investments LLC.	8-K	001-33937	10.111	01/24/23

10.112		Loan and Security Agreement by and among Flooring Affiliated Holdings, LLC, Flooring Liquidators, Inc., Elite Builder Services, Inc., 7 Day Stone, Inc., K2L Leasing, LLC, SJ & K Equipment, Inc. and Eclipse Business Capital LLC, dated January 18, 2023.	8-K	001-33937	10.112	01/24/23

10.113		Second Amendment to ICG Promissory Note dated April 9, 2020, and as Amended June 23, 2022, dated April 1, 2023	10-Q	001-33937	10.113	05/11/23

10.114		First Amendment to ICG Unsecured Revolving Line of Credit dated April 9, 2020, dated April 1, 2023.	10-Q	001-33937	10.114	05/11/23

10.115	†	Weston A. Godfrey, Jr. Amended and Restated Employment Agreement	8-K	001-33937	10.115	06/16/23

10.116	†	Gary C. Graham, Jr. Amended and Restated Employment Agreement	8-K	001-33937	10.116	06/16/23

10.117		Securities Purchase Agreement by and among the trustees of The Richard Stanley Family Trust, the trustees of The John Locke Family Trust, Precision Metal Works, Inc. (formerly known as NTH HOLDING, Ltd), PMW Affiliated Holdings, Inc. and, solely with respect to Section 5.09 thereof, John Locke and Richard Stanley, dated as of July 19, 2023.	8-K	001-33937	10.117	07/26/23

10.118	Form of Subordinated Secured Promissory Note dated July 19, 2023 issued by Precision Metal Works, Inc. in favor of each of (i) The Richard Stanley Family Trust, and (ii) the John Locke Family Trust.	8-K	001-33937	10.118	07/26/23

10.119	Credit and Security Agreement by and among Precision Metal Works, Inc. and PMW Affiliated Holdings, Inc. and Fifth Third Bank, National Association, dated as of July 19, 2023.	8-K	001-33937	10.119	07/26/23

10.120	Lease Agreement (4701 Allmond Ave., Louisville, KY), dated as of July 19, 2023, by and between Precision Metal Works, Inc. and Legacy West Partners Kentucky Portfolio, LLC.	8-K	001-33937	10.120	07/26/23

10.121	Lease Agreement (111 Commerce Blvd., Frankfort, KY), dated as of July 19, 2023, by and between Precision Metal Works, Inc. and Legacy West Partners Kentucky Portfolio, LLC.	8-K	001-33937	10.121	07/26/23

10.122	Credit Agreement by and between Vintage Stock, Inc. and Bank Midwest, a division of NBH BANK, dated October 17, 2023.	8-K	001-33937	10.122	10/23/23

10.123	Revolving Credit Note by and between Vintage Stock, Inc. and Bank Midwest, a division of NBH BANK, dated October 17, 2023.	8-K	001-33937	10.123	10/23/23

10.124	Security Agreement by and between Vintage Stock, Inc. and Bank Midwest, a division of NBH BANK, dated October 17, 2023.	8-K	001-33937	10.124	10/23/23

10.125	First Amendment of a Credit and Security Agreement by and among Precision Metal Works, Inc. and PMW Affiliated Holdings, Inc. and Fifth Third Bank, National Association, dated as of December 22, 2023.	10-Q	001-33937	10.125	02/08/24

10.126	First Amendment to Employment Agreement by and between Flooring Liquidators, Inc. and Stephen J. Kellogg, dated December 28, 2023.	10-Q	001-33937	10.126	02/08/24

10.127	First Amendment to Employment Agreement between Live Ventures Incorporated and David Verret, effective October 1, 2023.	10-Q	001-33937	10.127	02/08/24

10.128	Third Amendment to Employment Agreement, dated as of January 6, 2024, by and between Precision Industries, Inc. and Thomas Sedlak.	10-Q	001-33937	10.128	02/08/24

10.129	Cooperation Agreement, dated as of April 29, 2024, by and among Live Ventures Incorporated, a Nevada corporation, Isaac Capital Group LLC, a Delaware limited liability company, and LL Flooring Holdings, Inc., a Delaware corporation (filed as Exhibit 10.1).	8-K	001-33937	10.129	04/30/24

10.130	Third Amendment to ICG Promissory Note dated April 9, 2020, and as Amended June 23, 2022, April 1, 2023, dated January 11, 2024.	10-Q	001-33937	10.130	05/14/24

10.131	Loan Modification Agreement to Subordinated Promissory Notes, dated July 20, 2020 and January 18, 2023, issued by Live Ventures Incorporated in favor of Spriggs Investments LLC, dated February 22, 2024.	10-Q	001-33937	10.131	05/14/24

10.132		First Amendment of ARCA Recycling, Inc. Promissory Note issued in favor of Live Ventures Incorporated, dated May 24, 2023, effective February 7, 2024.	10-Q	001-33937	10.132	05/14/24

10.133		Note Purchase Agreement by and between Live Ventures Incorporated and MSW Projects Limited, dated March 6, 2024.	10-Q	001-33937	10.133	05/14/24

10.134		First Amendment to Credit Agreement by and between Vintage Stock, Inc. and Bank Midwest, a division of NBH BANK, dated October 17, 2024.	10-Q	001-33937	10.134	02/07/25

10.135		Settlement Agreement and Release by and among Live Ventures Incorporated, Precision Metal Works, Inc., and Precision Affiliated Holdings, LLC, and The Richard Stanley Family Trust, and The John Locke Family Trust, , dated December 24, 2024.	10-Q	001-33937	10.135	02/07/25

10.136		Nineteenth Amendment to Loan and Security Agreement and Consent dated September 4, 2024 by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., and Bank of America, N.A.	10-Q	001-33937	10.136	02/07/25

10.137		ICG Promissory note for PMW Settlement, dated December 16, 2024.	10-Q	001-33937	10.137	02/07/25

10.138		Second Amendment to Securities Purchase Agreement by and among Flooring Affiliated Holdings, LLC, and Stephen J. Kellogg, individually, dated January 18, 2023, as amended February 25, 2025.	10-Q	001-33937	10.138	05/08/25

10.139		Second Amendment to the Subordinated Promissory Note dated January 18, 2023 issued by Flooring Affiliated Holdings, LLC in favor of (i) the Stephen J. Kellogg Revocable Trust Dated April 17, 2015, (ii) the Kaitlyn Kellogg 2022 Irrevocable Trust, (iii) the Augustus Kellogg 2022 Irrevocable Trust, and (iv) the Kellogg 2022 Family Irrevocable Nevada Trust, as amended February 25, 2025.	10-Q	001-33937	10.139	05/08/25

10.140		Amended and Restated Employment Agreement by and between Flooring Liquidators, Inc. and Stephen J. Kellogg, dated January 18, 2023, as amended February 25, 2025.	10-Q	001-33937	10.140	05/08/25

10.141		Fourth Amendment to ICG Promissory Note dated April 9, 2020, and as Amended June 23, 2022, April 1, 2023, January 11, 2024, and April 8, 2025.	10-Q	001-33937	10.141	08/08/25

14.1		Code of Business Conduct and Ethics, Adopted May 16, 2019	10-K	001-33937	14.1	01/13/21

19.1	*	Insider Trading Policies and Procedures

21.1		List of Subsidiaries of the Registrant	10-K	001-33937	21.10	12/19/24

23.1	*	Consent of Frazier & Deeter, LLC independent registered public accounting firm

31.1	*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1		Compensation Recoupment (Clawback) Policy	10-K	001-33937	97.1	12/22/23

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
Date: December 17, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jon Isaac	President and Chief Executive Officer Director
Jon Isaac	(Principal Executive Officer)	December 17, 2025

/s/ David Verret	Chief Financial Officer
David Verret	(Principal Financial Officer and Principal Accounting Officer)	December 17, 2025

/s/ Tony Isaac
Tony Isaac	Director	December 17, 2025

/s/ Greg LeClaire
Greg LeClaire	Director	December 17, 2025

/s/ Dennis (De) Gao
Dennis Gao	Director	December 17, 2025

/s/ Tyler Sickmeyer
Tyler Sickmeyer	Director	December 17, 2025