Form 10-Q
period 2025-12-31
LIVE VENTURES Inc
filed 2026-02-12
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
_________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _______________
Commission File Number 001-33937
Live Ventures Incorporated
(Exact name of registrant as specified in its charter)

Nevada	85-0206668
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8548 Rozita Lee Ave., Suite 305 Las Vegas, Nevada	89113
(Address of principal executive offices)	(Zip Code)
(702) 939-0231
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	LIVE	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, par value $0.001 per share, outstanding as of February 6, 2026 was 3,071,656.

INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED DECEMBER 31, 2025

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE VENTURES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share amounts)

	December 31, 2025	September 30, 2025
	(Unaudited)
Assets
Cash	$15,133	$8,831
Trade receivables, net of allowance for doubtful accounts of $0.4 million at December 31, 2025 and $0.6 million at September 30, 2025	34,197	39,947
Inventories, net	118,212	120,716
Prepaid expenses and other current assets	3,326	3,568
Total current assets	170,868	173,062
Property and equipment, net	76,178	77,511
Right of use asset - operating leases	60,746	53,097
Deposits and other assets	1,456	1,498
Intangible assets, net	18,824	20,080
Goodwill	61,152	61,152
Total assets	$389,224	$386,400
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$27,355	$27,369
Accrued liabilities	27,543	31,834
Income taxes payable	2,780	2,334
Current portion of lease obligations - operating leases	11,490	11,495
Current portion of lease obligations - finance leases	581	573
Current portion of long-term debt	30,901	36,282
Current portion of notes payable related parties	800	800
Seller notes - related parties	275	275
Total current liabilities	101,725	110,962
Long-term debt, net of current portion, and unamortized debt issuance costs	45,919	41,880
Lease obligation long term - operating leases, net of current portion	54,439	46,375
Lease obligation long term - finance leases, net of current portion	42,279	42,269
Notes payable related parties, net of current portion	18,954	18,564
Seller notes - related parties	17,953	17,945
Deferred tax liability, net	8,685	9,156
Other non-current obligations	3,979	3,945
Total liabilities	293,933	291,096
Commitments and contingencies
Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 47,840 shares issued and outstanding at December 31, 2025 and September 30, 2025, with a liquidation preference of $0.30 per share outstanding	—	—
Common stock, $0.001 par value, 10,000,000 shares authorized, 3,071,656 shares issued and outstanding at December 31, 2025 and September 30, 2025	2	2
Paid in capital	75,899	75,848
Treasury stock common 754,391 shares as of December 31, 2025 and September 30, 2025	(9,600)	(9,600)
Treasury stock Series E preferred 80,000 shares as of December 31, 2025 and September 30, 2025	(7)	(7)
Retained earnings	28,997	29,061
Total stockholders' equity	95,291	95,304
Total liabilities and stockholders' equity	$389,224	$386,400
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(dollars in thousands, except per-share amounts)

	For the Three Months Ended December 31,
	2025	2024
Revenue	$108,544	$111,508
Cost of revenue	73,191	76,146
Gross profit	35,353	35,362

Operating expenses:
General and administrative expenses	27,842	30,071
Sales and marketing expenses	4,060	4,529
Total operating expenses	31,902	34,600
Operating income	3,451	762
Other expense:
Interest expense, net	(3,561)	(4,162)
Gain on extinguishment of debt	—	713
Gain on settlement of earnout liability	—	2,840
Other income	21	420
Total other expense, net	(3,540)	(189)
(Loss) income before provision for income taxes	(89)	573
(Benefit) provision for income taxes	(25)	81
Net (loss) income	$(64)	$492

(Loss) income per share:
Basic	$(0.02)	$0.16
Diluted	$(0.02)	$0.16

Weighted average common shares outstanding:
Basic	3,071,656	3,124,581
Diluted	3,071,656	3,124,820
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended December 31,
	2025	2024
Operating Activities:
Net (loss) income	$(64)	$492
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,926	4,415
Amortization of seller note discount	76	757
Amortization of debt issuance cost	111	21
Stock based compensation expense	51	51
Amortization of right-of-use assets	1,506	1,031
Gain on extinguishment of debt	—	(713)
Gain on settlement of earnout liability	—	(2,840)
Change in deferred income taxes	(471)	(455)
Change in allowance for doubtful accounts	(149)	(110)
Change in reserve for obsolete inventory	306	(73)
Changes in assets and liabilities:
Trade receivables	5,899	8,931
Inventories	2,198	3,035
Prepaid expenses and other current assets	242	531
Deposits and other assets	41	(667)
Accounts payable	(14)	(2,525)
Accrued liabilities	(4,292)	(3,016)
Income taxes payable	446	535
Other noncurrent liabilities	35	—
Net cash provided by operating activities	9,847	9,400

Investing Activities:
Purchase of property and equipment	(1,336)	(1,817)
Net cash used in investing activities	(1,336)	(1,817)

Financing Activities:
Net payments under revolver loans	(3,906)	(3,121)
Net borrowings under related party revolver loans	361	1,570
Proceeds from the issuance of notes payable	9,848	—
Payments on notes payable	(6,643)	(1,770)
Proceeds from the issuance of related party notes payable	—	1,932
Payments on related party notes payable	—	(300)
Payments on related party seller notes payable	(69)	—
Cash paid for settlement of seller notes	—	(1,932)
Cash paid for debt issuance costs	(723)	—
Purchase of common treasury stock	—	(157)
Payments on financing leases	(1,077)	(999)
Net cash used in financing activities	(2,209)	(4,777)

Increase in cash	6,302	2,806
Cash, beginning of period	8,831	4,601
Cash, end of period	$15,133	$7,407

Supplemental cash flow disclosures:
Interest paid	$3,452	$3,284
Noncash financing and investing activities:
Noncash debt discount on related party notes	$—	$713
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
(dollars in thousands)

	Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Retained Earnings	Total Equity
Balance, September 30, 2025	47,840	$—	3,071,656	$2	$75,848	$(7)	$(9,600)	$29,061	$95,304
Stock based compensation	—	—	—	—	51	—	—	—	51
Net loss	—	—	—	—	—	—	—	(64)	(64)
Balance, December 31, 2025	47,840	$—	3,071,656	$2	$75,899	$(7)	$(9,600)	$28,997	$95,291

	Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Retained Earnings	Total Equity
Balance, September 30, 2024	47,840	$—	3,131,360	$2	$69,692	$(7)	$(9,072)	$12,274	$72,889
Stock based compensation	—	—	—	—	51	—	—	—	51
Purchase of common treasury stock	—	—	(15,686)	—	—	—	(157)	—	(157)
Net income	—	—	—	—	—	—	—	492	492
Balance, December 31, 2024	47,840	$—	3,115,674	$2	$69,743	$(7)	$(9,229)	$12,766	$73,275
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVE VENTURES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024
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
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended December 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2026. The financial information included in these statements should be read in conjunction with the condensed consolidated financial statements and related notes thereto as of September 30, 2025 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 17, 2025 (the “2025 Form 10-K”).
Note 2:    Summary of Significant Accounting Policies
Principles of Consolidation
The unaudited condensed financial statements include the accounts of the Company and its majority owned subsidiaries over which the Company exercises control. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and those differences could be material.
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
Retail - Flooring Segment
The Retail-Flooring Segment derives revenue primarily from the sale of flooring products and installation services, which are recognized at the point-of-sale and over time, respectively. Retail sales are generally of a cash-and-carry nature and contain a single performance obligation. Consequently, revenue is recorded at the point in time in which the sale is made. Installation services generally contain multiple performance obligations requiring revenue to be recognized over a period of time based on percentage of completion. For sales that include installation, revenue is recognized upon completion of the installation of the material in accordance with the contract, as this method is the best depiction of when the transfer of goods or services takes place. All direct costs are either paid and/or accrued for in the period in which the sale is recorded. Revenue is recorded net of sales taxes collected from customers.
Flooring and Steel Manufacturing Segments
The Flooring Manufacturing Segment derives revenue primarily from the sale of carpet and hard surface flooring products, including shipping and handling amounts. The Steel Manufacturing Segment generates revenue, including shipping and handling, from four primary sources: the manufacture and sale of De‑Carb Free Tool and Alloy Steel in the form of Plate, Precision Ground Flat Stock, and Drill Rod; the manufacture and sale of Industrial Knives used in the Tissue and Steel Processing industries; the stamping of Appliance and Automotive Parts; and the production and sale of Cable Racking and Fixtures for Data and Communication Centers. Revenue for these segments generally contains a single performance obligation and is recognized at the point title passes to the customer. At the time revenue is recognized, the Company records a provision for the estimated amount of future returns based primarily on historical experience and any known trends or conditions that exist at the time revenue is recognized. Revenue is recorded net of taxes collected from customers. All direct costs are either paid and/or accrued for in the period in which the sale is recorded.
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
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company intends to implement the new guidance in its income tax disclosures beginning with its Annual Report on Form 10‑K for the year ending September 30, 2026.
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
Note 3:    Inventory
The following table details the Company's inventory as of December 31, 2025 and September 30, 2025 (in $000's):

Inventory, net	December 31, 2025	September 30, 2025
Raw materials	$33,541	$33,669
Work in progress	8,735	8,152
Finished goods	42,421	44,207
Merchandise	39,319	40,187
	124,016	126,215
Less: Inventory reserves	(5,804)	(5,499)
Total inventory, net	$118,212	$120,716
Note 4:    Property and Equipment
The following table details the Company’s property and equipment as of December 31, 2025 and September 30, 2025 (in $000's):

	December 31, 2025	September 30, 2025
Property and equipment, net:
Land	$3,469	$3,469
Building and improvements	41,658	41,164
Transportation equipment	3,262	3,313
Machinery and equipment	78,052	77,440
Furnishings and fixtures	6,395	6,355
Office, computer equipment and other	4,322	4,406
	137,158	136,147
Less: Accumulated depreciation	(60,980)	(58,636)
Total property and equipment, net	$76,178	$77,511
Depreciation expense was $2.7 million and $3.2 million for the three months ended December 31, 2025 and 2024, respectively.

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
The following table details the Company's right-of-use assets and lease liabilities as of December 31, 2025 and September 30, 2025 (in $000's):

	December 31, 2025	September 30, 2025
Right of use asset - operating leases	$60,746	$53,097
Lease liabilities:
Current - operating	11,490	11,495
Current - finance	581	573
Long term - operating	54,439	46,375
Long term - finance	42,279	42,269
As of December 31, 2025, the weighted average remaining lease term for operating leases is 9.5 years. The Company’s weighted average discount rate for operating leases is 9.8%. Total cash payments for operating leases for the three months ended December 31, 2025 and 2024 were approximately $4.5 million and $4.7 million, respectively. Additionally, the Company recognized approximately $11.0 million in right-of-use assets and liabilities upon commencement of operating leases during the three months ended December 31, 2025.
Total present value of future lease payments of operating leases as of December 31, 2025 (in $000's):

Twelve months ended December 31,
2026	$17,039
2027	14,844
2028	12,660
2029	9,785
2030	7,146
Thereafter	34,921
Total	96,395
Less implied interest	(30,466)
Present value of payments	$65,929
As of December 31, 2025, the weighted average remaining lease term for finance leases is 26.0 years. The Company’s weighted average discount rate for finance leases is 11.3%. Total cash payments for finance leases for the three months ended December 31, 2025 and 2024 were approximately $1.1 million and $1.0 million, respectively. Total interest paid for finance leases for the three months ended December 31, 2025 and 2024 was approximately $1.1 and $1.0,respectively.

Additionally, the Company recognized no right-of-use assets and liabilities upon commencement of finance leases during the three months ended December 31, 2025.
The Company records finance lease right-of-use assets as property and equipment. The balance, as of December 31, 2025 and September 30, 2025 is as follows (in $000’s):

	December 31, 2025	September 30, 2025
Property and equipment, at cost	$27,102	$27,102
Accumulated depreciation	(2,478)	(2,250)
Property and equipment, net	$24,624	$24,852
Total present value of future lease payments of finance leases as of December 31, 2025 (in $000's):

Twelve months ended December 31,
2026	$4,210
2027	4,305
2028	4,424
2029	4,534
2030	4,571
Thereafter	120,506
Total	142,550
Less implied interest	(99,690)
Present value of payments	$42,860
During each of the three months ended December 31, 2025 and 2024, the Company recorded no impairment charges relating to any of its leases.
Note 6:    Intangibles
The following table details the Company's intangibles as of December 31, 2025 and September 30, 2025 (in $000's):

	December 31, 2025	September 30, 2025
Intangible assets, net:
Intangible assets - Tradenames	$15,356	$15,356
Intangible assets - Customer relationships	13,599	13,599
Intangible assets - Other	4,330	4,330
	33,285	33,285
Less: Accumulated amortization	(14,461)	(13,205)
Total intangibles, net	$18,824	$20,080
Amortization expense was $1.3 million for the three months ended December 31, 2025 and 2024.

The following table summarizes estimated future amortization expense related to intangible assets that have net balances (in $000’s):

Twelve months ending December 31,
2026	$4,988
2027	4,910
2028	4,399
2029	3,974
2030	553
Total estimated future amortization expense	$18,824
Note 7:    Goodwill
The following table details the Company's goodwill as of September 30, 2025 and December 31, 2025 (in $000’s):

	Retail - Entertainment	Retail - Flooring	Flooring Manufacturing	Steel Manufacturing	Total
September 30, 2025	$36,947	$13,451	$807	$9,947	$61,152
December 31, 2025	$36,947	$13,451	$807	$9,947	$61,152
As of December 31, 2025, the Company did not identify any triggering events that would require impairment testing.
Note 8:    Accrued Liabilities
The following table details the Company's accrued liabilities as of December 31, 2025 and September 30, 2025 (in $000’s):

	December 31, 2025	September 30, 2025
Accrued liabilities:
Accrued payroll and bonuses	$7,625	$8,793
Accrued sales and use taxes	1,196	841
Accrued overdrafts	460	1,369
Accrued rent	1,035	982
Accrued customer deposits	3,272	3,681
Accrued gift card liability	2,160	2,038
Accrued interest payable	1,681	1,024
Accrued inventory	5,810	6,820
Accrued professional fees	841	702
Accrued expenses - other	3,463	5,584
Total accrued liabilities	$27,543	$31,834

Note 9:     Long-Term Debt
Long-term debt as of December 31, 2025 and September 30, 2025 consisted of the following (in $000's):

	December 31, 2025	September 30, 2025
Revolver loans	$44,807	$48,713
Equipment loans	8,761	9,617
Term loans	13,213	8,749
Other notes payable	11,105	11,509
Total notes payable	77,886	78,588
Less: unamortized debt issuance costs	(1,066)	(426)
Net amount	76,820	78,162
Less: current portion	(30,901)	(36,282)
Total long-term debt	$45,919	$41,880
Future maturities of long-term debt at December 31, 2025, are as follows which does not include related party debt (in $000’s):

Twelve months ending December 31,
2026	$30,901
2027	6,660
2028	30,001
2029	361
2030	208
Thereafter	8,689
Total future maturities of long-term debt	$76,820
Bank of America Revolver Loan (Marquis)
On July 25, 2025, Marquis entered into an amended $28.0 million revolving credit agreement (“BofA Revolver”) with Bank of America Corporation (“BofA”). The BofA Revolver is an asset-based facility that is secured by substantially all of Marquis’ assets. Availability under the BofA Revolver is subject to a monthly borrowing base calculation. Marquis’ ability to borrow under the BofA Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with BofA. The BofA Revolver has a variable interest rate and matures on July 31, 2026. As of December 31, 2025 and September 30, 2025, the outstanding balance was approximately $8.1 million and $11.8 million, respectively.
Legacy Corporate Lending (Precision Marshall)
On December 30, 2025, Precision Marshall, Kinetic, and Central Steel refinanced their Fifth Third Bank loans (see below) with a new credit facility with Legacy Corporate Lending. The refinanced facility totals $47.0 million and consists of $31.2 million in revolving credit (the “Legacy Revolver”), $9.8 million in term lending (the “Legacy Term”), and $6.0 million in Capex lending (the “Legacy Capex”). Borrowings under the Legacy Revolver bear interest at 4.25% per annum over the one‑month Secured Overnight Financing Rate (“SOFR”), while the Legacy Term and Legacy Capex loans bear interest at 4.5% per annum over the one‑month SOFR. In connection with the refinancing, Precision Marshall incurred approximately $0.7 million in debt acquisition costs, which will be capitalized as a contra-liability and amortized over the three-year term of the facility. The refinancing provides additional lending capacity to support future growth. The facility matures on December 30, 2028. As of December 31, 2025, the outstanding balances on the Legacy Revolver, Legacy Term, and Legacy Capex were $24.0 million, $9.8 million, and $0, respectively.
Loan with Fifth Third Bank (Precision Marshall)
Prior to its refinancing on December 30, 2025 (see above), Precision Marshall maintained a credit facility with Fifth Third Bank. As of December 31, 2025, all borrowings under the facility had been fully repaid in connection with the refinancing, and Precision Marshall wrote off approximately $58,000 of unamortized debt acquisition costs. Accordingly, the outstanding balances at December 31, 2025 and September 30, 2025 were approximately $0 and $23.0 million, respectively, for the revolving loan; $0 and $1.3 million, respectively, for the original M&E term note; $0 and $2.1 million, respectively, for Kinetic Term Loan #1; and $0 and $1.7 million, respectively, for the Capex loan.
Eclipse Business Capital Loans (Flooring Liquidators)
On January 8, 2026, Flooring Liquidators entered into an amended credit facility with Eclipse Business Capital, LLC (“Eclipse”), which extends the facility’s maturity date to February 18, 2026. The facility consists of $25.0 million in revolving credit (“Eclipse Revolver”) and $3.5 million in M&E lending (“Eclipse M&E”). The Eclipse Revolver is a three-year, asset-based facility that is secured by substantially all of Flooring Liquidators’ assets. Availability under the Eclipse Revolver is subject to a monthly borrowing base calculation. Flooring Liquidators’ ability to borrow under the Eclipse Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with Eclipse. The Eclipse Revolver bears interest at 3.5% per annum in excess of Adjusted Term SOFR. The Eclipse M&E loan bears interest at 5.0% per annum in excess of Adjusted Term SOFR. The extended maturity date provides Flooring Liquidators with time to negotiate and finalize the terms of a refinancing. As of December 31, 2025 and September 30, 2025, the outstanding balance on the Eclipse Revolver was approximately $5.5 million and $6.7 million, respectively, and the outstanding balance on the Eclipse M&E loan was approximately $0.9 million and $1.0 million, respectively.
Loan with Fifth Third Bank (PMW)
In connection with the acquisition of PMW, on July 20, 2023, PMW entered into a revolving credit facility (the “Revolving Credit Facility”) with Fifth Third Bank. The facility consists of $15.0 million in revolving credit (the “Fifth Third Revolver”) and approximately $5.0 million in M&E lending (the “Fifth Third M&E Loan”). The Fifth Third Revolver is a three-year, asset-based facility that is secured by substantially all of PMW's assets. Availability under the Fifth Third Revolver is subject to a monthly borrowing base calculation. PMW's ability to borrow under the Fifth Third Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with Fifth Third. Loans made under the Revolving Credit Facility are considered Reference Rate Loans, and bear interest at a rate equal to the sum of the Reference Rate plus the Applicable Margin. Reference Rate means the greater of (a) 3.0% or (b) the Lender’s publicly announced prime rate (which is not intended to be Lender’s lowest or most favorable rate in effect at any time) in effect from time to time. The Applicable Margin for revolving loans is zero, while for the Fifth Third M&E Loan or any Capital Expenditure Term Loan (as defined in the Revolving Credit Facility), it is 50 basis points (0.5%). The credit facility matures in July 2026. As of December 31, 2025 and September 30, 2025, the outstanding balance on the Fifth Third Revolver was approximately $7.3 million and $7.2 million, respectively, and the balance on the Fifth Third M&E Loan was approximately $3.4 million and $3.6 million, respectively.
Bank Midwest Revolver Loan (Vintage)
On October 17, 2025, Vintage entered into an amended $8.0 million credit agreement with Bank Midwest (“Bank Midwest Revolver”). The amended Bank Midwest Revolver carries the same interest rate as the prior amendment and matures on October 17, 2026. As of December 31, 2025 and September 30, 2025, the outstanding balance on the Bank Midwest Revolver was $0.
Note payable to JCM Holdings (Marquis)
During October 2020, Marquis purchased a manufacturing facility, which it had previously leased, for approximately $2.5 million. Marquis entered into a $2.0 million loan agreement, secured by the facility, with the seller of the facility, in order to complete the purchase of the facility. The loan bears interest at 6.0%, due monthly, and matures January 2030. As of December 31, 2025 and September 30, 2025, the outstanding principal balance was approximately $1.0 million and $1.1 million, respectively.
Note Payable to Store Capital Acquisitions, LLC (Marquis)
On June 14, 2016, Marquis entered into a transaction with Store Capital Acquisitions, LLC. The transaction included a sale-leaseback of land owned by Marquis and a loan secured by the improvements on such land. The total aggregate proceeds received from the sale of the land and the loan was $10.0 million, which consisted of approximately $0.6 million from the sale of the land and a note payable of approximately $9.4 million. In connection with the transaction, Marquis entered into a lease with a 15-year term commencing on the closing of the transaction, which provides Marquis with an option to extend the lease upon the expiration of its term. The initial annual lease rate is $60,000. The proceeds from this transaction were used to pay down the BofA Revolver and Term loans, and related party loan, as well as to purchase a building from the previous owners of Marquis that was not purchased in the July 2015 transaction. The note payable bears interest at 9.3% per annum, with principal and interest due monthly. The note payable matures June 13, 2056. For the first five years of the note payable, there is a pre-payment penalty of 5%, which declines by 1% for each year the loan remains unpaid for the next five years. At the end of ten years, there is no pre-payment penalty. In connection with the note payable, Marquis incurred approximately $458,000 in transaction costs that are being recognized as a debt issuance cost and are being amortized and recorded as interest expense over the term of the note payable. The remaining principal balance was approximately $8.7 million as of each of December 31, 2025 and September 30, 2025.
Equipment Loans
On June 20, 2016 and August 5, 2016, Marquis entered into a transaction that provided for a master agreement and separate loan schedules (the “Equipment Loans”) with Banc of America Leasing & Capital, LLC that provided for the following as of December 31, 2025:
Note #7 is for $5.0 million, secured by equipment. The Equipment Loan #7 is due February 2027, payable in 84 monthly payments of $59,000 beginning March 2020, with the final payment of $809,000, bearing interest at 3.2% per annum. As of December 31, 2025 and September 30, 2025, the balance was approximately $1.5 million and $1.7 million, respectively.
Note #8 is for approximately $3.4 million, secured by equipment. The Equipment Loan #8 is due September 2027, payable in 84 monthly payments of $46,000 beginning October 2020, bearing interest at 4.0%. As of December 31, 2025 and September 30, 2025, the balance was approximately $0.9 million and $1.1 million, respectively.
In December 2021, Marquis funded the acquisition of $5.5 million of new equipment under Note #9 of its master agreement. The Equipment Loan #9, which is secured by the equipment, matures December 2026, and is payable in 60 monthly payments of $92,000 beginning January 2022, with the final payment in the amount of approximately $642,000, bearing interest at 3.75% per annum. As of December 31, 2025 and September 30, 2025, the balance was approximately $1.6 million and $1.9 million, respectively.
In December 2022, Marquis funded the acquisition of $5.7 million of new equipment under Note #10 of its master agreement. The Equipment Loan #10, which is secured by the equipment, matures December 2029, and is payable in 84 monthly payments of $79,000, beginning January 2023, with the final payment in the amount of approximately $650,000, bearing interest at 6.50%. As of December 31, 2025 and September 30, 2025, the balance was approximately $3.8 million and $4.0 million, respectively.
Note 10:     Notes Payable-Related Parties
Long-term debt payable to related parties (see Note 15) as of December 31, 2025 and September 30, 2025 consisted of the following (in $000's):

	December 31, 2025	September 30, 2025
Isaac Capital Group, LLC revolver, 12.0% interest rate, matures April 2030	$11,976	$11,615
Spriggs Investments, LLC for Flooring Liquidators, 12.0% interest rate, matures July 2026	800	800
Isaac Capital Group, LLC, 12.0% interest rate, matures December 2029	2,645	2,645
Isaac Capital Group, LLC for Flooring Liquidators, 12.0% interest rate, matures January 2028	5,000	5,000
Total notes payable - related parties	20,421	20,060
Less: unamortized debt discount	(667)	(696)
Net amount	19,754	19,364
Less: current portion	(800)	(800)
Total long-term portion, related parties	$18,954	$18,564

Future maturities of notes to related parties at December 31, 2025 are as follows (in $000’s):

Twelve months ending December 31,
2026	$800
2028	4,959
2029	2,019
2030	11,976
Total future maturities of long-term debt, related parties	$19,754
Note 11: Related Party Seller Notes
Seller notes as of December 31, 2025 and September 30, 2025 consisted of the following (in $000’s):

	December 31, 2025	September 30, 2025
Seller of Flooring Liquidators, 8.24% interest rate, matures February 2028	$15,000	$15,000
Seller of Kinetic, 7.0% interest rate, matures September 2027	3,000	3,000
Seller of Central Steel, 8.0% interest rate, matures May 2029	962	1,031
Total Seller notes payable - related parties	18,962	19,031
Less: unamortized debt discount	(734)	(811)
Net amount	18,228	18,220
Less: current portion	(275)	(275)
Long-term portion of Seller notes - related parties	$17,953	$17,945
Future maturities of seller notes at December 31, 2025 are as follows (in $000’s):

Twelve months ending December 31,
2026	$275
2027	3,275
2028	14,540
2029	138
Total	$18,228
Note Payable to the Seller of Kinetic
In connection with the purchase of Kinetic, on June 28, 2022, Kinetic entered into an employment agreement with the previous owner of Kinetic to serve as its Head of Equipment Operations. The employment agreement is for an initial term of five years and shall be automatically extended in 90-day increments unless either party provides notice as required under the agreement. Additionally, Precision Marshall entered into a seller financed loan in the amount of $3.0 million with the previous owner of Kinetic (the "Seller Subordinated Acquisition Note"). The Seller Subordinated Acquisition Note bears interest at 7.0% per annum, with interest payable quarterly in arrears, and has a maturity date of September 27, 2027. As of December 31, 2025 and September 30, 2025, the remaining principal balance was $3.0 million.
Note Payable to the Seller of Flooring Liquidators
In connection with the purchase of Flooring Liquidators during January 2023, the Company entered into an employment agreement with the previous owner of Flooring Liquidators to serve as its Chief Executive Officer. The employment agreement is for an initial term of five years and shall be automatically extended in 90-day increments unless either party provides notice as required under the agreement. Additionally, the Company entered into a seller financed mezzanine loan, which is fully guaranteed by the Company, in the amount of $34.0 million with the previous owners of Flooring Liquidators. The Seller Subordinated Acquisition Note (“Seller Note”) bears interest at 8.24% per annum, with interest payable monthly in arrears beginning on January 18, 2024. The Seller Note has a maturity date of January 18, 2028. As of the acquisition date, an independent third-party valuation assigned the Seller Note a fair value of $31.7 million, reflecting a $2.3 million discount.

On February 25, 2025, Flooring Liquidators, Flooring Affiliated Holdings, and the Company entered into a binding Memorandum of Understanding (“MOU”) with the previous owner of Flooring Liquidators under which the principal amount of the Seller Note was reduced from $34.0 million to $15.0 million. The relevant portion of the MOU was later superseded by a Second Amendment to Seller Note. The Seller Note bears interest at 8.24% per annum effective January 1, 2025, and matures in February 2028, with interest payments due monthly beginning February 2025. The Company determined that the fair value of the amended Seller Note was approximately $14.0 million, reflecting a $1.0 million discount. In an event of default under the Seller Note, or if the Company defaults in making any payment it is required to make pursuant to the Seller Note, the note holders may revoke the principal reduction, in which case the aggregate outstanding principal balance of the Seller Note will increase by $19.0 million to $34.0 million. As of December 31, 2025 and September 30, 2025, the carrying value of the Sellers Note was approximately $15.0 million.
Note Payable to the Seller of Central Steel
In connection with the purchase of Central Steel, on May 15, 2024, Precision Marshall entered into an employment agreement with the previous owner of Central Steel to serve as its President. The employment agreement is for an initial term of two years and shall be deemed to be automatically extended, upon the same terms and conditions, for a period of one year, unless either party provides written notice of its or his intention not to extend the term at least 90 days prior to the end of the initial term. Additionally, Precision Marshall entered into a seller financed loan in the amount of $1.1 million with the previous owner of Central Steel (the "Sellers Subordinated Promissory Note"). The Sellers Subordinated Promissory Note bears interest at 8.0% per annum, with interest payable quarterly in arrears. The Sellers Subordinated Promissory Note has a maturity date of May 15, 2029. As of December 31, 2025 and September 30, 2025, the remaining principal balance was $0.9 million and $1.0 million, respectively.
Note 12:     Stockholders’ Equity
Series E Convertible Preferred Stock
As of each of December 31, 2025 and September 30, 2025, there were 47,840 shares of Series E Convertible Preferred Stock issued and outstanding.
Treasury Stock
As of each of December 31, 2025 and September 30, 2025, the Company had 754,391 shares of Treasury Stock. During the three months ended December 31, 2024, the Company repurchased 15,686 shares of its common stock for approximately $157,000, and the average price paid per share was $10.01. The Company did not repurchase any shares of its common stock during the three months ended December 31, 2025.
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

The following table summarizes stock option activity for the fiscal year ended September 30, 2025 and the three months ended December 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2024	60,000	$26.04	1.29	$130
Forfeited	(35,000)	$37.50
Outstanding at December 31, 2024	25,000	$10.00	0.04	$—
Exercisable at December 31, 2024	25,000	$10.00	0.04	$—

Outstanding at September 30, 2025	0	$—	0	$—
Outstanding at December 31, 2025	0	$—	0	$—
Exercisable at December 31, 2025	0	$—	0	$—
The Company recognized compensation expense of approximately $51,000 during the three months ended December 31, 2025 and 2024 related to restricted stock awards granted to certain employees and officers based on the grant date fair value of the awards, and the revaluation for existing options whereby the expiration date was extended.
As of December 31, 2025, the Company had approximately $0.4 million of unrecognized compensation expense associated with restricted stock awards.
Note 14: Earnings Per Share
Net income per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company’s Unaudited Condensed Consolidated Balance Sheet. Diluted net income per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares outstanding during the period. Diluted earnings per common share (“EPS”) reflects the impact of common shares issuable from stock options and restricted stock units under the treasury stock method, as well as shares issuable upon the conversion of debt and convertible preferred stock under the if‑converted method. Preferred stock dividends are subtracted from net earnings to determine the amount available to common stockholders.
The following table presents the computation of basic and diluted net earnings per share (in $000's):

	Three Months Ended December 31,
	2025	2024
Basic
Net (loss) income	$(64)	$492
Weighted average common shares outstanding	3,071,656	3,124,581
Basic (loss) earnings per share	$(0.02)	$0.16

Diluted
Net (loss) income applicable to common stock	$(64)	$492
Net (loss) income applicable for diluted earnings per share	$(64)	$492

Weighted average common shares outstanding	3,071,656	3,124,581
Add: Series E Preferred Stock	—	239
Assumed weighted average common shares outstanding	3,071,656	3,124,820
Diluted (loss) earnings per share	$(0.02)	$0.16
Basic EPS is computed by dividing net income by the weighted average number of shares of Common Stock outstanding for the period. Diluted EPS is computed by dividing net income by the sum of the weighted average number of shares of Common Stock outstanding and the effect of dilutive securities. No diluted EPS computation was made for the three months ended December 31, 2025, as the Company recorded a net loss. Had the Company calculated diluted EPS for the three months ended December 31, 2025, the total assumed weighted average common shares outstanding would have been 4,641,850 and included 29,110 restricted stock units and approximately 1.5 million shares issuable upon the conversion of debt.
Note 15: Related Party Transactions
Transactions with Isaac Capital Group, LLC
Jon Isaac, the Company’s President and Chief Executive Officer, is the President and sole member of ICG and therefore has sole voting and dispositive power over the shares of the Company held by ICG. If ICG were to convert all of its outstanding convertible debt (see below), it would beneficially control approximately 67.5% of the outstanding voting power of the Company.
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
On April 8, 2025, the Company entered into the Fourth Amendment to the ICG Revolver, which (i) extended the maturity date to April 8, 2030, (ii) increased the amount of available revolving credit under the facility to $12.0 million, and (iii) established a Fixed Conversion Price of $7.85 per share for obligations outstanding under the ICG Revolver, exercisable at the discretion of Mr. Isaac. The Company evaluated the amendment under ASC 470-50 and concluded that the transaction represented an extinguishment of the existing debt given that the amendment introduced a substantive conversion feature. Management assessed the fair value of the amended instrument as of the amendment date. That assessment indicated that the fair value of the amended note, inclusive of the conversion feature, exceeded the fair value of the note without the conversion feature by approximately $6.0 million, which was treated as a non-cash capital contribution from the lender for accounting purposes because the lender was the majority shareholder of the Company. Accordingly, the Company recorded the excess as a distribution from Retained Earnings, with a corresponding credit to Additional Paid-In Capital, which is presented on the Condensed Consolidated Statements of Changes in Stockholders’ Equity as an “In-Substance Distribution”.
As of December 31, 2025, Jon Isaac, through ICG, had the contractual right to acquire up to 1,540,832 shares of the Company’s common stock, based on the outstanding balance of the debt as of that date. As of December 31, 2025, no obligations under the ICG Revolver have been converted into the Company’s common stock. As of December 31, 2025 and September 30, 2025, the outstanding balance on this note was approximately $12.0 million and $11.6 million, respectively.
ICG Flooring Liquidators Note
On January 18, 2023, in connection with the acquisition of Flooring Liquidators, Flooring Affiliated Holdings, LLC, a wholly-owned subsidiary of the Company, as borrower, entered into a promissory note for the benefit of ICG in the amount of $5.0 million (“ICG Flooring Liquidators Loan”). The ICG Flooring Liquidators Loan matures on January 18, 2028, and bears interest at 12% per annum. Interest is payable in arrears on the last day of each calendar month. The note is fully guaranteed by the Company. As of December 31, 2025 and September 30, 2025, the outstanding balance on this note was $5.0 million.
ICG PMW Note
On December 14, 2024, in connection with the Settlement Agreement of the PMW Seller Financed Loans, the Company, as borrower, entered into a promissory note for the benefit of ICG in the amount of approximately $2.6 million (“ICG PMW Note”). The Company received proceeds of approximately $1.9 million from ICG, which was used to settle the loans plus accrued interest. The $0.7 million discount is being accreted to interest expense using the effective interest rate method, as required by U.S. GAAP, over the term of the note. The ICG PMW Note matures on December 17, 2029, and bears interest at the contractual rate of 12.0% per annum. Interest is payable in arrears on the first business day of each month commencing on January 2, 2025. As of December 31, 2025 and September 30, 2025, the balance on this loan was approximately $2.6 million.
Transactions with Vintage Stock CEO
Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, a wholly owned subsidiary of the Company, is the sole member of Spriggs Investments, LLC (“Spriggs Investments”).
Spriggs Promissory Note II
On January 19, 2023, in connection with the acquisition of Flooring Liquidators, the Company executed a promissory note in favor of Spriggs Investments in the initial principal amount of $1.0 million (the “Spriggs Loan II”). The Spriggs Loan II matures on July 31, 2024, and bears interest at a rate of 12.0% per annum. On February 29, 2024, the Company entered into a loan modification agreement of the Spriggs Loan II. Under the loan modification agreement, upon full principal repayment of the Spriggs Promissory Note I, the Company will make principal payments of not less than $300,000, per each 90-day period, until the Spriggs Loan II is fully repaid. Further, under the loan modification agreement, the maturity date of the Spriggs Loan II was extended to July 31, 2025. On July 30, 2025, the Company entered into a loan modification agreement of the Spriggs Loan II that extends the maturity date to July 31, 2026. All monthly payments under the original Spriggs Loan II remain in effect through the maturity date as amended. As of December 31, 2025 and September 30, 2025, the principal amount owed was $0.8 million.
Transactions with ALT5 Sigma Corporation, formerly JanOne Inc.
Tony Isaac, a member of the Company’s board of directors and the father of the Company’s President and Chief Executive Officer, Jon Isaac, currently serves as the Interim Chief Executive Officer, President, and a director of ALT5 Sigma Corporation (“ALT5”), formerly JanOne Inc.
Lease Agreement
Customer Connexx LLC, formerly a subsidiary of ALT5, previously rented approximately 9,900 square feet of office space from the Company at its Las Vegas office, which totals 16,500 square feet. ALT5 paid the Company $59,000 and $27,000 in rent and other reimbursed expenses for three months ended December 31, 2025 and 2024, respectively.
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
Sieggreen Class Action
On August 13, 2021, Daniel E. Sieggreen, individually and on behalf of all others similarly situated claimants (the "Plaintiff"), filed a class action Complaint for violation of federal securities laws in the United States District Court for the District of Nevada, naming the Company, Jon Isaac, the Company's current President and Chief Executive Officer, and Virland Johnson, the Company's former Chief Financial Officer, as defendants (collectively, the "Company Defendants"). The allegations asserted are similar to those in the SEC Complaint. Among other sought relief, the complaint seeks damages in connection with the purchases and sales of the Company’s securities between December 28, 2016 and August 3, 2021. As of December 17, 2021, the judge granted a stipulation to stay proceedings pending the resolutions of the Motions to Dismiss in the SEC Complaint. On February 1, 2023, the final Motion to Dismiss relating to the SEC Complaint was denied, which was subsequently noticed in the Sieggreen action on February 2, 2023. Plaintiff filed an Amended Complaint on March 6, 2023. On May 5, 2023, the Company Defendants filed a Motion to Dismiss the Amended Complaint. The Motion to Dismiss was heard and granted with Leave to Amend on September 30, 2024. The Second Amended Complaint was filed on October 31, 2024. We filed a Motion to Dismiss the Second Amended Complaint on December 16, 2024 and the briefing is complete. On September 30, 2025, the Court denied the motion to dismiss the

Second Amended Complaint. The Company filed its response on December 1, 2025, and fact and expert discovery is scheduled to conclude by June 29, 2027.
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
Note 17:     Segment Reporting
Live Ventures Incorporated is a diversified holding company that acquires and operates businesses across industries with a demonstrated history of earnings power. In accordance with ASC 280, Segment Reporting, the Company has identified four reportable segments: Retail-Entertainment, Retail-Flooring, Flooring Manufacturing, and Steel Manufacturing. This segmentation reflects how the Chief Operating Decision Maker (“CODM”), consisting of the Company’s Chief Executive Officer and Chief Financial Officer, evaluates financial performance and allocates resources across the Company’s operations. The Corporate and Other segment does not meet the criteria to be presented as a reportable segment under ASC 280.
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
The following is a description of each of the Company’s reportable segments:
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
This segmentation aligns with the internal reporting structure used by the CODM to evaluate performance and guide strategic decision-making. The CODM does not review any measures of significant segment expenses beyond those reflected in the tables below (in $000’s):

Three Months Ended December 31, 2025	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Total Reportable Segments	Corporate and Other	Intercompany Eliminations	Total
Revenue	$23,621	$25,327	$28,861	$31,862	$109,671	$7	$(1,134)	$108,544
Cost of revenue	10,048	17,301	21,636	25,514	74,499	5	(1,313)	73,191
Gross profit	13,573	8,026	7,225	6,348	35,172	2	179	35,353
Gross profit percentage	57.5%	31.7%	25.0%	19.9%	32.1%	—%	—%	32.6%
Operating expenses:
General and administrative expenses	8,732	11,483	1,383	4,597	26,195	1,168	479	27,842
Sales and marketing expenses	175	231	3,517	131	4,054	6	—	4,060
Total operating expenses	8,907	11,714	4,900	4,728	30,249	1,174	479	31,902
Operating income (loss)	4,666	(3,688)	2,325	1,620	4,923	(1,172)	(300)	$3,451
Other income (expense):
Interest expense, net	11	(904)	(938)	(1,229)	(3,060)	(501)	—	(3,561)
Other income (expense), net	22	38	9	(53)	16	5	—	21
Total income (expense), net	33	(866)	(929)	(1,282)	(3,044)	(496)	—	(3,540)
Income (loss) before income taxes	$4,699	$(4,554)	$1,396	$338	$1,879	$(1,668)	$(300)	$(89)

Adjusted EBITDA	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Total Reportable Segments	Corporate and Other	Intercompany Eliminations	Total
Income (loss) before income taxes	$4,699	$(4,554)	$1,396	$338	$1,879	$(1,668)	$(300)	$(89)
Interest expense, net	(11)	904	938	1,229	3,060	501	—	3,561
Depreciation and amortization	279	1,299	941	1,403	3,922	4	—	3,926
Other adjustments	—	50	—	344	394	—	—	394
Adjusted EBITDA	$4,967	$(2,301)	$3,275	$3,314	$9,255	$(1,163)	$(300)	$7,792

Three Months Ended December 31, 2024	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Total Reportable Segments	Corporate and Other	Intercompany Eliminations	Total
Revenue	$21,274	$31,747	$29,168	$33,287	$115,476	$56	$(4,024)	$111,508
Cost of revenue	9,230	19,944	22,913	27,310	79,397	5	(3,256)	76,146
Gross profit	12,044	11,803	6,255	5,977	36,079	51	(768)	35,362
Gross profit percentage	56.6%	37.2%	21.4%	18.0%	31.2%	—%	—%	31.7%
Operating expenses:
General and administrative expenses	8,480	13,709	1,634	4,646	28,469	1,602	—	30,071
Sales and marketing expenses	157	267	3,970	129	4,523	6	—	4,529
Total operating expenses	8,637	13,976	5,604	4,775	32,992	1,608	—	34,600
Operating income (loss)	3,407	(2,173)	651	1,202	3,087	(1,557)	(768)	$762
Other income (expense):
Interest expense, net	(39)	(1,320)	(1,115)	(1,457)	(3,931)	(231)	—	(4,162)
Other income, net	150	26	47	3,532	3,755	218	—	3,973
Total income (expense), net	111	(1,294)	(1,068)	2,075	(176)	(13)	—	(189)
Income (loss) before income taxes	$3,518	$(3,467)	$(417)	$3,277	$2,911	$(1,570)	$(768)	$573

Adjusted EBITDA	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Total Reportable Segments	Corporate and Other	Intercompany Eliminations	Total
Income (loss) before income taxes	$3,518	$(3,467)	$(417)	$3,277	$2,911	$(1,570)	$(768)	$573
Interest expense, net	39	1,320	1,115	1,457	3,931	231	—	4,162
Depreciation and amortization	253	1,314	935	1,909	4,411	5	(1)	4,415
Other adjustments	—	50	—	(3,456)	(3,406)	—	—	(3,406)
Adjusted EBITDA	$3,810	$(783)	$1,633	$3,187	$7,847	$(1,334)	$(769)	$5,744
Note 18:     Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to disclosures in its condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended December 31, 2025, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (the “2025 Form 10-K”).
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
Forward-looking statements involve risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results, future performance and capital requirements and cause them to materially differ from those contained in the forward-looking statements include those identified in our 2025 Form 10-K under Item 1A “Risk Factors” and Part II, Item 1A. "Risk Factors" below, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.
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
Our principal offices are located at 8548 Rozita Lee Ave., Suite 305, Las Vegas, Nevada 89113, our telephone number is (702) 939-0231, and our corporate website (which does not form part of this Quarterly Report on Form 10-Q) is located at www.liveventures.com. Our common stock trades on the Nasdaq Capital Market under the symbol “LIVE”.
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
Steel Manufacturing Segment
Our Steel Manufacturing segment is comprised of Precision Metal Works, Inc. (“PMW”), Precision Industries, Inc. (“Precision Marshall”), and its wholly-owned subsidiaries The Kinetic Co., Inc. (“Kinetic”), and Central Steel Fabricators, LLC. ("Central Steel").
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

On July 20, 2023, Live acquired PMW. Founded in 1947 in Louisville, Kentucky, PMW manufactures and supplies highly engineered parts and components across 400,000 square feet of manufacturing space. PMW offers world-class metal forming, assembly, and finishing solutions across diverse industries, including appliance, automotive, hardware, electrical, electronic, medical products, and devices.
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
Intercompany Eliminations
Intercompany eliminations include the elimination of intercompany sales, cost of goods sold, profit in inventory, and intercompany accounts payable and receivable in consolidation. Segment results are presented before these eliminations.
Critical Accounting Policies
Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant and material impact on amounts reported in these financial statements. Estimates and assumptions are based on management's experience and other information available prior to the issuance of our financial statements. Our actual realized results may differ materially from management’s initial estimates as reported. Our critical and significant accounting policies include Trade Receivables, Inventories, Goodwill, Revenue Recognition, Fair Value Measurements, and Income Taxes. For a summary of our significant accounting policies and the means by which we develop estimates thereon, see Part II, Item 8 – Financial Statement and Supplementary Data - Notes to Consolidated Financial Statements Note 2 – Summary of Significant Accounting Policies in our 2025 Form 10-K.
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

Results of Operations Three Months Ended December 31, 2025 and 2024 (In $000’s)
The following table sets forth certain statement of income items and as a percentage of revenue, for the three months ended December 31, 2025 and 2024 (in $000’s):

	Three Months Ended December 31, 2025		Three Months Ended December 31, 2024
		% of Total Revenue		% of Total Revenue
Selected Data
Revenue	$108,544		$111,508
Gross Profit	35,353	32.6%	35,362	31.7%
General and administrative expenses	27,842	25.7%	30,071	27.0%
Sales and marketing expenses	4,060	3.7%	4,529	4.1%
Interest expense, net	3,561	3.3%	4,162	3.7%
(Loss) income before provision for income taxes	(89)	(0.1%)	573	0.5%
(Benefit) provision for income taxes	(25)	—%	81	0.1%
Net (loss) income	$(64)	(0.1%)	$492	0.4%

Adjusted EBITDA (a)
Retail-Entertainment	$4,967		$3,810
Retail-Flooring	(2,301)		(783)
Flooring Manufacturing	3,275		1,633
Steel Manufacturing	3,314		3,187
Corporate & Other	(1,163)		(1,334)
Intercompany Eliminations	(300)		(769)
Total Adjusted EBITDA	$7,792		$5,744

Adjusted EBITDA as a percentage of revenue
Retail-Entertainment	21.0%		17.9%
Retail-Flooring	(9.1%)		(2.5%)
Flooring Manufacturing	11.3%		5.6%
Steel Manufacturing	10.4%		9.6%
Corporate & Other	N/A		N/A
Intercompany Eliminations	N/A		N/A
Consolidated adjusted EBITDA as a percentage of revenue	7.2%		5.2%
(a)See reconciliation of net income to Adjusted EBITDA below.

The following table sets forth revenue by segment (in $000's):

	For the Three Months Ended December 31, 2025		For the Three Months Ended December 31, 2024
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Revenue
Retail-Entertainment	$23,621	21.8%	$21,274	19.1%
Retail-Flooring	25,327	23.3%	31,747	28.5%
Flooring Manufacturing	28,861	26.6%	29,168	26.2%
Steel Manufacturing	31,862	29.3%	33,287	29.9%
Corporate & Other	7	—%	56	0.1%
Intercompany Eliminations	(1,134)	(1.0%)	(4,024)	(3.6%)
Total Revenue	$108,544	100.0%	$111,508	100.0%
The following table sets forth gross profit earned by segment and gross profit as a percentage of total revenue for each segment (in $000's):

	For the Three Months Ended December 31, 2025		For the Three Months Ended December 31, 2024
	Gross Profit	Gross Profit % of Total Revenue	Gross Profit	Gross Profit % of Total Revenue
Gross Profit
Retail-Entertainment	$13,573	12.5%	$12,044	10.8%
Retail-Flooring	8,026	7.4%	11,803	10.6%
Flooring Manufacturing	7,225	6.7%	6,255	5.6%
Steel Manufacturing	6,348	5.8%	5,977	5.4%
Corporate & Other	2	—%	51	—%
Intercompany Eliminations	$179	0.2%	$(768)	(0.7%)
Total Gross Profit	$35,353	32.6%	$35,362	31.7%
Revenue
Revenue decreased approximately $3.0 million, or 2.7%, to approximately $108.5 million for the three months ended December 31, 2025, compared to revenue of approximately $111.5 million for the three months ended December 31, 2024. The decrease primarily reflects an approximately $7.1 million decline in the Retail-Flooring and Steel Manufacturing segments, partially offset by an approximately $4.1 million aggregate increase in the Retail-Entertainment and Flooring Manufacturing segments, net of intercompany sales eliminations.
Gross Profit
Gross profit was approximately $35.4 million for the three months ended December 31, 2025, essentially unchanged compared to the three months ended December 31, 2024. However, gross margin increased by 90 basis points to 32.6%, as compared to 31.7% in the prior-year period. The gross margin improvement was attributable to higher margins in the Flooring Manufacturing segment due to improved efficiencies and a favorable product mix, improved efficiencies in the Steel Manufacturing segment, and a favorable product mix in the Retail Entertainment segment, partially offset by lower gross margins in the Retail-Flooring segment.
General and Administrative Expense
General and Administrative expenses decreased by 7.4% to approximately $27.8 million for the three months ended December 31, 2025, as compared to the three months ended December 31, 2024. The decrease was driven primarily by targeted cost‑reduction initiatives in our Retail‑Flooring segment, including lower compensation expense and reduced professional fees.
Sales and Marketing Expense
Sales and marketing expense decreased by 10.4% to approximately $4.1 million for the three months ended December 31, 2025, as compared to the three months ended December 31, 2024, primarily due to reduced sales and marketing activities in our Flooring Manufacturing segment.
Interest Expense, net
Interest expense, net, decreased by approximately $0.6 million for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024 due to lower average debt balances.
Results of Operations by Segment for the Three Months Ended December 31, 2025 and 2024

	For the Three Months Ended December 31, 2025						For the Three Months Ended December 31, 2024
	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	I/C Eliminations	Total	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	I/C Eliminations	Total
Revenue	$23,621	$25,327	$28,861	$31,862	$7	$(1,134)	$108,544	$21,274	$31,747	$29,168	$33,287	$56	$(4,024)	$111,508
Cost of Revenue	10,048	17,301	21,636	25,514	5	(1,313)	73,191	9,230	19,944	22,913	27,310	5	(3,256)	76,146
Gross Profit	13,573	8,026	7,225	6,348	2	179	35,353	12,044	11,803	6,255	5,977	51	(768)	35,362
General and Administrative Expense	8,732	11,483	1,383	4,597	1,168	479	27,842	8,480	13,709	1,634	4,646	1,602	—	30,071
Selling and Marketing Expense	175	231	3,517	131	6	—	4,060	157	267	3,970	129	6	—	4,529
Operating Income (Loss)	$4,666	$(3,688)	$2,325	$1,620	$(1,172)	$(300)	$3,451	$3,407	$(2,173)	$651	$1,202	$(1,557)	$(768)	$762
Retail-Entertainment Segment
The Retail-Entertainment segment revenue for the quarter ended December 31, 2025, was approximately $23.6 million, an increase of approximately $2.3 million, or 11.0%, compared to approximately $21.3 million in the prior-year period. The revenue growth was driven by strong consumer demand across all product lines. Gross margin for the quarter increased to 57.5%, compared to 56.6% in the prior-year period, reflecting a shift in sales mix toward higher‑margin product lines. Operating income for the quarter ended December 31, 2025, was approximately $4.7 million compared to approximately $3.4 million in the prior-year period. Strong revenue growth and disciplined management of general and administrative expenses have driven the continued improvement in operating results.
Retail-Flooring Segment
Retail Flooring segment revenue for the quarter ended December 31, 2025, was approximately $25.3 million, representing a decrease of approximately $6.4 million, or 20.2%, compared to approximately $31.7 million in the prior-year period. The decrease in revenue is primarily due to changes in store locations from the prior-year period, including two store closures and three new store openings late in the fiscal first quarter of 2026 that had not yet materially contributed to revenue, as well as continued softness in the housing market. Gross margin for the quarter was 31.7%, compared to 37.2% in the prior-year period. The decrease in gross margin is primarily due to a greater mix of aged inventory sold during the seasonally slower period and a less favorable overall product mix. Operating loss for the quarter ended December 31, 2025, was approximately $3.7 million, compared to an operating loss of approximately $2.2 million in the prior-year period. The increased loss was driven mainly by lower revenue and gross margin, partially offset by reduced operating expenses resulting from cost-reduction initiatives implemented in fiscal year 2025.
Flooring Manufacturing Segment
The Flooring Manufacturing segment revenue for the quarter ended December 31, 2025, was approximately $28.9 million, a decrease of approximately $0.3 million, or 1.1%, compared to approximately $29.2 million in the prior-year period. The decrease in revenue was primarily due to lower sales to the Retail-Flooring segment. Net of intercompany sales eliminations, revenue increased approximately $2.0 million compared to the prior-year period. Gross margin for the quarter increased to 25.0%, compared to 21.4% for the prior-year period. The increase in gross margin is primarily due to a change in product mix toward carpet, which typically has higher gross margins, combined with improved operational efficiencies. Operating income for the quarter ended December 31, 2025, was approximately $2.3 million, compared to an operating income of approximately $0.7 million for the prior-year period. The increase in operating income was primarily due to improved gross margins and lower operating expenses resulting from cost-reduction initiatives.
Steel Manufacturing Segment
The Steel Manufacturing segment revenue for the quarter ended December 31, 2025, was approximately $31.9 million, a decrease of approximately $1.4 million, or 4.3%, compared to approximately $33.3 million in the prior-year period. The revenue decrease was primarily driven by lower sales volumes in the metal forming, assembly, and finishing solutions business. Net of intercompany sales eliminations, revenue decreased approximately $0.7 million compared to the prior-year period. Gross margin was 19.9% for the quarter, compared to 18.0% for the prior-year period. The increase in gross margin was primarily due to strategic price increases and improved operational efficiencies. Operating income for the quarter ended December 31, 2025, was approximately $1.6 million, compared to approximately $1.2 million in the prior-year period. The increase in operating income was primarily due to improved gross margins.
Corporate and Other Segment
The Corporate and Other segment operating loss was approximately $1.2 million and $1.6 million for the quarters ended December 31, 2025, and 2024, respectively. The decrease in operating loss is primarily due to a reduction in corporate expenses, including compensation and professional fees.
Intercompany Eliminations
Intercompany eliminations represent intercompany activity, including sales, cost of goods sold, and inventory profit, that is removed in consolidation. Segment results are presented prior to these eliminations.
Adjusted EBITDA Reconciliation
The following table presents a reconciliation of net income to Adjusted EBITDA for the three months ended December 31, 2025 and 2024 (in $000’s):

	For the Three Months Ended
	December 31, 2025	December 31, 2024
Net income (loss)	$(64)	$492
Depreciation and amortization	3,926	4,415
Stock-based compensation	51	51
Interest expense, net	3,561	4,162
Income tax (benefit) expense	(25)	81
Debt issuance costs	59	—
Gain on extinguishment of debt	—	(713)
Gain on settlement of earnout liability	—	(2,840)
Other nonrecurring charges	284	96
Adjusted EBITDA	$7,792	$5,744
Adjusted EBITDA increased by approximately $2.0 million, or 35.7%, for the three months ended December 31, 2025, as compared to the prior year period. The increase was primarily due to an overall increase in operating income, as discussed above.
Liquidity and Capital Resources
As of December 31, 2025, we had total cash on hand of approximately $15.1 million and approximately $23.6 million of available borrowing under our revolving credit facilities. As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature, and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our asset-based revolver lines of credit will provide sufficient liquidity to do the following for at least the next 12 months: fund our operations; pay our scheduled loan payments; repurchase shares under our share buyback program; and, pay dividends on our shares of Series E Preferred Stock as declared by the Board of Directors.
Working Capital
We had working capital of approximately $69.1 million as of December 31, 2025, compared to working capital of approximately $62.1 million as of September 30, 2025, an increase of approximately $7.0 million. The increase was primarily driven by an aggregate decrease in current liabilities of approximately $9.2 million, reflecting reductions in the current portion of long‑term debt, the current portion of lease obligations, and accrued liabilities, as well as an increase in accounts payable. These changes were partially offset by an aggregate decrease in current assets of approximately $2.2 million, driven by decreases in trade receivables and inventories.
Cash Flows from Operating Activities
The Company’s cash, as of December 31, 2025, was approximately $15.1 million compared to approximately $8.8 million as of September 30, 2025, an increase of approximately $6.3 million. Net cash provided by operations was approximately $9.8 million for the three months ended December 31, 2025, as compared to net cash provided by operations of approximately $9.4 million for the three months ended December 31, 2024. The increase was primarily driven by changes related to the settlement of the earnout liability and the gain on extinguishment of debt recognized during the three months ended December 31, 2024, and reflects a decrease in the amortization of the seller note discount, decreases in the changes in accounts receivable, inventories, and accrued liabilities, and an increase in the changes in deposits and other assets and accounts payable.
Our primary sources of cash inflows are from customer receipts from sales on account and factored accounts receivable proceeds. Our most significant cash outflows include payments for raw materials and general operating expenses, including payroll costs and general and administrative expenses that typically occur within close proximity of expense recognition.
Cash Flows from Investing Activities
Our cash flows used in investing activities of approximately $1.3 million for the three months ended December 31, 2025, and approximately $1.8 million for the three months ended December 31, 2024, consisted of the purchases of property and equipment.
Cash Flows from Financing Activities
Our cash flows used in financing activities of approximately $2.2 million during the three months ended December 31, 2025 consisted of payments on notes payable of approximately $6.6 million, net borrowings under revolver loans of approximately $3.9 million, payments for finance leases of approximately $1.1 million, payments for debt issuance costs of approximately $0.7 million, and payments on seller notes of approximately $70,000, partially offset by proceeds from the issuance of notes payable of approximately $9.8 million, and net borrowings under related party revolver loans of approximately $0.4 million.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2025, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures. We carried out an evaluation, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, as of December 31, 2025, we concluded that the Company's disclosure, controls, and procedures were effective.
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
Our management assessed the design and effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, as of December 31, 2025, our management concluded that our internal controls over financial reporting were effective.
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
The information in response to this item is included in Note 16, Commitments and Contingencies, to the Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q. Please also refer to “Item 3. Legal Proceedings” in our 2025 Form 10-K for information regarding material pending legal proceedings. Except as set forth herein, and therein, there have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.
ITEM 1A. Risk Factors
None.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 4, 2024, the Company announced a $10 million common stock repurchase program, which was amended on June 2, 2025 to extend its term through May 31, 2028, unless extended, canceled, or modified by the Company's Board of Directors. During the three months ended December 31, 2025, the Company made no repurchases. As of December 31, 2025, the maximum amount that may be purchased by the Company under the announced Plan was approximately $9.5 million.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
The following exhibits are filed with or incorporated by reference into this Quarterly Report.

3.1		Amended and Restated Articles of Incorporation	8-K	001-33937	3.1	08/15/07
3.2		Certificate of Change	8-K	001-33937	3.1	09/07/10
3.3		Certificate of Correction	8-K	001-33937	3.1	03/11/13
3.4		Certificate of Change	10-Q	001-33937	3.1	02/14/14
3.5		Articles of Merger	8-K	001-33937	3.1.4	10/08/15
3.6		Certificate of Change	8-K	001-33937	3.1.5	11/25/16
3.7		Certificate of Designation for Series B Convertible Preferred Stock filed with Secretary of State for the State of Nevada on December 23, 2016, and effective as of December 27, 2016	10-K	001-33937	3.1.6	12/29/16
3.8		Bylaws	10-Q	001-33937	3.8	08/14/18
10.142	*	Loan and Security Agreement by and Among Precision Industries, Inc., Central Steel Fabricators, LLC, The Kinetic Co., Inc., and Precision Affiliated Holdings LLC, dated December 30, 2025.
10.143	*
Fourth Amendment to Loan and Security Agreement by and among Flooring Affiliated Holdings, LLC, Flooring Liquidators, Inc., Elite Builder Services, Inc., CRO Affiliated, LLC, Floorable, LLC, Rocky Mountain Wholesale Flooring, Inc., and Eclipse Business Capital LLC, dated January 8, 2026.

10.144	*	Third Amendment to Credit Agreement by and between Vintage Stock, Inc. and Bank Midwest, a division of NBH BANK, dated October 17, 2025.
31.1	*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
_________________________
*Filed herewith

†    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Ventures Incorporated

Dated: February 12, 2026	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 12, 2026	/s/ David Verret
Chief Financial Officer
(Principal Financial Officer)