Form 10-Q
period 2026-03-31
LIVE VENTURES Inc
filed 2026-05-14
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

_________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the issuer’s common stock, par value $0.001 per share, outstanding as of May 8, 2026 was 3,071,656.

INDEX TO FORM 10-Q FILING

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per-share amounts)

	March 31, 2026	September 30, 2025
	(Unaudited)
Assets
Cash	$15,173	$8,831
Trade receivables, net of allowance for doubtful accounts of $0.3 million at March 31, 2026 and $0.6 million at September 30, 2025	39,062	39,947
Inventories, net	121,643	120,716
Income taxes receivable	259	—
Prepaid expenses and other current assets	3,195	3,568
Total current assets	179,332	173,062
Property and equipment, net	75,437	77,511
Right of use asset - operating leases	61,531	53,097
Deposits and other assets	1,504	1,498
Intangible assets, net	17,568	20,080
Goodwill	57,139	61,152
Total assets	$392,511	$386,400
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$27,411	$27,369
Accrued liabilities	30,904	31,834
Income taxes payable	—	2,334
Current portion of lease obligations - operating leases	12,439	11,495
Current portion of lease obligations - finance leases	591	573
Current portion of long-term debt	32,473	36,282
Current portion of notes payable - related parties	800	800
Current portion of seller notes - related parties	275	275
Total current liabilities	104,893	110,962
Long-term debt, net of current portion	50,254	41,880
Lease obligation long term - operating leases	54,693	46,375
Lease obligation long term - finance leases	42,293	42,269
Notes payable - related parties, net of current portion	20,588	18,564
Seller notes - related parties	17,961	17,945
Deferred tax liability	6,156	9,156
Other non-current obligations	2,781	3,945
Total liabilities	299,619	291,096
Commitments and contingencies
Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 47,840 shares issued and outstanding at March 31, 2026 and September 30, 2025, with a liquidation preference of $0.30 per share outstanding	—	—
Common stock, $0.001 par value, 10,000,000 shares authorized, 3,071,656 shares issued and outstanding at March 31, 2026 and September 30, 2025	2	2
Paid in capital	75,948	75,848
Treasury stock common 754,391 shares as of March 31, 2026 and September 30, 2025	(9,600)	(9,600)
Treasury stock Series E preferred 80,000 shares as of March 31, 2026 and September 30, 2025	(7)	(7)
Retained earnings	26,549	29,061
Total stockholders' equity	92,892	95,304
Total liabilities and stockholders' equity	$392,511	$386,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

(dollars in thousands, except per-share amounts)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Revenues	$102,899	$107,013	$211,443	$218,521
Cost of revenues	68,319	71,865	141,510	148,011
Gross profit	34,580	35,148	69,933	70,510

Operating expenses:
General and administrative expenses	27,681	28,321	55,523	58,392
Sales and marketing expenses	4,895	4,735	8,955	9,264
Impairment expense	4,013	—	4,013	—
Total operating expenses	36,589	33,056	68,491	67,656
Operating income (loss)	(2,009)	2,092	1,442	2,854
Other income (expense):
Interest expense, net	(3,892)	(3,933)	(7,453)	(8,095)
Gain on extinguishment of debt	—	—	—	713
Gain on settlement of earnout liability	—	—	—	2,840
Employee Retention Credit	1,400	—	1,400	—
Gain on modification of seller note	—	22,784	—	22,784
Other (expense) income	(94)	160	(73)	580
Total other (expense) income, net	(2,586)	19,011	(6,126)	18,822
Income (loss) before provision for income taxes	(4,595)	21,103	(4,684)	21,676
Provision for (benefit from) income taxes	(2,147)	5,237	(2,172)	5,318
Net income (loss)	$(2,448)	$15,866	$(2,512)	$16,358

Income (loss) per share:
Basic	$(0.80)	$5.10	$(0.82)	$5.25
Diluted	$(0.80)	$5.05	$(0.82)	$5.20

Weighted average common shares outstanding:
Basic	3,071,656	3,109,362	3,071,656	3,113,864
Diluted	3,071,656	3,138,711	3,071,656	3,143,213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	For the Six Months Ended March 31,
	2026	2025
Operating Activities:
Net income (loss)	$(2,512)	$16,358
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	7,846	8,816
Gain on extinguishment of debt	—	(713)
Amortization of seller note discount	153	1,048
Loss on disposal of fixed assets	—	339
Gain on settlement of earnout liability	—	(2,840)
Gain on modification of debt	—	(22,784)
Amortization of debt issuance cost	214	81
Stock based compensation expense	100	100
Impairment of goodwill	4,013	—
Noncash interest expense	289	—
Amortization of right-of-use assets	2,962	2,087
Change in deferred income taxes	(3,000)	4,340
Change in reserve for uncollectible accounts	(276)	580
Change in reserve for obsolete inventory	438	(202)
Changes in assets and liabilities, net of acquisitions:
Trade receivables	1,161	5,075
Inventories	(1,365)	4,248
Income taxes receivable	(259)	(737)
Prepaid expenses and other current assets	373	371
Deposits and other assets	(6)	(769)
Accounts payable	41	(2,636)
Accrued liabilities	384	(3,131)
Income taxes payable	(2,334)	—
Other noncurrent obligations	(1,164)	—
Net cash provided by operating activities	7,058	9,631

Investing Activities:
Purchase of property and equipment	(3,259)	(4,314)
Net cash used in investing activities	(3,259)	(4,314)

Financing Activities:
Net borrowings (payments) under revolver loans	3,783	(1,348)
Net borrowings under related party revolver loans	360	4,270
Proceeds from issuance of notes payable	9,848	496
Payments on notes payable	(8,321)	(3,384)
Proceeds from issuance of related party notes payable	—	1,932
Payments on related party notes payable	—	(600)
Payments on related party seller notes payable	(137)	—
Cash paid for debt issuance costs	(898)	—
Purchase of common treasury stock	—	(416)
Payments on financing leases	(2,092)	(2,005)
Cash paid for settlement of seller notes	—	(1,932)
Net cash provided by (used in) financing activities	2,543	(2,987)

Change in cash	6,342	2,330
Cash, beginning of period	8,831	4,601
Cash, end of period	$15,173	$6,931

Supplemental cash flow disclosures:
Interest paid	$6,392	$6,903
Income taxes paid, net	$3,484	$1,740
Noncash financing and investing activities:
Noncash debt acquisition costs for Flooring Liquidators debt refinancing	$66	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(dollars in thousands)

	Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Retained Earnings	Total Equity
Balance, September 30, 2025	47,840	$—	3,071,656	$2	$75,848	$(7)	$(9,600)	$29,061	$95,304
Stock based compensation	—	—	—	—	51	—	—	—	51
Net loss	—	—	—	—	—	—	—	(64)	(64)
Balance, December 31, 2025	47,840	$—	3,071,656	$2	$75,899	$(7)	$(9,600)	$28,997	$95,291
Stock based compensation	—	—	—	—	49	—	—	—	49
Net loss	—	—	—	—	—	—	—	(2,448)	(2,448)
Balance, March 31, 2026	47,840	$—	3,071,656	$2	$75,948	$(7)	$(9,600)	$26,549	$92,892

	Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Retained Earnings	Total Equity
Balance, September 30, 2024	47,840	$—	3,131,360	$2	$69,692	$(7)	$(9,072)	$12,274	$72,889
Stock based compensation	—	—	—	—	51	—	—	—	51
Purchase of common treasury stock	—	—	(15,686)	—	—	—	(157)	—	(157)
Net income	—	—	—	—	—	—	—	492	492
Balance, December 31, 2024	47,840	$—	3,115,674	$2	$69,743	$(7)	$(9,229)	$12,766	$73,275
Purchase of common treasury stock	—	—	(31,323)	—	—	—	(259)	—	(259)
Stock based compensation	—	—	—	—	49	—	—	—	49
Net income	—	—	—	—	—	—	—	15,866	15,866
Balance, March 31, 2025	47,840	$—	3,084,351	$2	$69,792	$(7)	$(9,488)	$28,632	$88,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

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

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended March 31, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2026. The financial information included in these statements should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2025 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 17, 2025 (the “2025 Form 10-K”).

Note 2:  Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited condensed financial statements include the accounts of the Company and its majority owned subsidiaries over which the Company exercises control. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and those differences could be material.

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023‑09”). ASU 2023‑09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. The amendments affect disclosure requirements only and are not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows. ASU 2023‑09 is effective for fiscal years beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis. Early adoption is permitted.

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”) which requires entities to (i) disclose amounts of (a) purchase of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and, (e) depreciation, depletion, and amortization recognized as part of oil-and gas-producing activities, (ii) include certain amounts that are already required to be disclosed under GAAP in the same disclosures as other disaggregation requirements, (iii) disclose a qualitative description of the amounts remaining in relevant expense captions that are not necessarily disaggregated quantitatively, and (iv) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expense. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating ASU 2024-03 to determine the impact it may have on its consolidated financial statements.

Note 3:  Inventory

The following table details the Company's inventory as of March 31, 2026 and September 30, 2025 (in $000's):

Inventory, net	March 31, 2026	September 30, 2025
Raw materials	$31,855	$33,669
Work in progress	8,759	8,152
Finished goods	44,884	44,207
Merchandise	42,081	40,187
	127,579	126,215
Less: Inventory reserves	(5,936)	(5,499)
Total inventory, net	$121,643	$120,716

Note 4:  Property and Equipment

The following table details the Company's property and equipment as of March 31, 2026 and September 30, 2025 (in $000's):

	March 31, 2026	September 30, 2025
Property and equipment, net:
Land	$3,469	$3,469
Building and improvements	42,284	41,164
Transportation equipment	3,200	3,313
Machinery and equipment	78,460	77,440
Furnishings and fixtures	6,412	6,355
Office, computer equipment and other	4,800	4,406
	138,625	136,147
Less: Accumulated depreciation	(63,188)	(58,636)
Total property and equipment, net	$75,437	$77,511

Depreciation expense was $2.7 million and $3.1 million for the three months ended March 31, 2026 and 2025, respectively, and $5.3 million and $6.3 million for the six months ended March 31, 2026 and 2025, respectively.

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

The following table details the Company's right of use assets and lease liabilities as of March 31, 2026 and September 30, 2025 (in $000's):

	March 31, 2026	September 30, 2025
Right of use asset - operating leases	$61,531	$53,097
Lease liabilities:
Current - operating	12,439	11,495
Current - finance	591	573
Long term - operating	54,693	46,375
Long term - finance	42,293	42,269

As of March 31, 2026, the weighted average remaining lease term for operating leases is 9.2 years. The Company's weighted average discount rate for operating leases is 9.8%. Total cash payments for operating leases for the six months ended March 31, 2026 and 2025 were approximately $9.0 million and $9.4 million, respectively. Additionally, the Company recognized approximately $15.3 million in right of use assets and liabilities upon commencement of operating leases during the six months ended March 31, 2026.

Total present value of future lease payments of operating leases as of March 31, 2026 (in $000's):

Twelve months ended March 31,
2027	$18,069
2028	15,397
2029	12,947
2030	9,324
2031	7,317
Thereafter	33,681
Total	96,735
Less implied interest	(29,603)
Present value of payments	$67,132

As of March 31, 2026, the weighted average remaining lease term for finance leases is 25.8 years. The Company's weighted average discount rate for finance leases is 11.3%. Total cash payments for finance leases for the six months ended March 31, 2026 and 2025 were approximately $2.1 million and $2.0 million, respectively. Total interest paid for finance leases for the six months ended March 31, 2026 and 2025 was approximately $2.0 million and $2.0 million, respectively. Additionally, the Company recognized no right of use assets and liabilities upon commencement of finance leases during the six months ended March 31, 2026.

The Company records finance lease right-of-use assets as property and equipment. The balance, as of March 31, 2026 and September 30, 2025 was as follows (in $000’s):

	March 31, 2026	September 30, 2025
Property and equipment, at cost	$26,992	$27,102
Accumulated depreciation	(2,596)	(2,250)
Property and equipment, net	$24,396	$24,852

Total present value of future lease payments of finance leases as of March 31, 2026 (in $000's):

Twelve months ended March 31,
2027	$4,230
2028	4,336
2029	4,456
2030	4,533
2031	4,612
Thereafter	119,343
Total	141,510
Less implied interest	(98,626)
Present value of payments	$42,884

Note 6:  Intangibles

The following table details the Company's intangibles as of March 31, 2026 and September 30, 2025 (in $000's):

	March 31, 2026	September 30, 2025
Intangible assets, net:
Intangible assets - Tradenames	$15,356	$15,356
Intangible assets - Customer relationships	13,599	13,599
Intangible assets - Other	4,330	4,330
	33,285	33,285
Less: Accumulated amortization	(15,717)	(13,205)
Total intangibles, net	$17,568	$20,080

Amortization expense was $1.3 million for the three months ended March 31, 2026 and 2025, and $2.5 million for the six months ended March 31, 2026 and 2025.

The following table summarizes estimated future amortization expense related to intangible assets that have net balances (in $000’s):

Twelve months ending March 31,
2027	$4,958
2028	4,842
2029	4,262
2030	3,270
2031	236
$17,568

Note 7:  Goodwill

The following table details the Company's goodwill as of September 30, 2025 and March 31, 2026 (in $000's):

	Retail - Entertainment	Retail - Flooring	Flooring Manufacturing	Steel Manufacturing	Total
September 30, 2025	$36,947	$13,451	$807	$9,947	$61,152
Goodwill impairment	—	—	—	(4,013)	(4,013)
March 31, 2026	$36,947	$13,451	$807	$5,934	$57,139

PMW Impairment

The Company tests goodwill for impairment annually as of July 1 and evaluates goodwill for potential impairment indicators on an ongoing basis. During the three months ended March 31, 2026, the Company identified indicators of impairment for PMW, primarily due to sustained operating losses and revenue and gross margin performance below internal projections. Accordingly, the Company performed an interim quantitative goodwill impairment test and determined that the carrying amount of PMW’s goodwill exceeded its estimated fair value. As a result, the Company recorded a goodwill impairment charge of $4.0 million during the three months ended March 31, 2026.

The quantitative impairment assessment utilized an income approach, based on a discounted cash flow methodology, and a market approach. Significant assumptions included projected revenue growth rates, EBITDA margins, discount rates, and market multiples, which were based on historical results, management‑approved operating plans, and market participant assumptions. Discount rates reflected a weighted average cost of capital adjusted for reporting unit‑specific risks.

The Company also reviews long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate the carrying value of an asset group may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying value of an asset group to future undiscounted net cash flows expected to be generated by the asset group. The undiscounted cash flows for PMW’s long-lived asset group were above the carrying value and the Company determined that the long-lived asset group was recoverable, and, as such, no impairment existed as of March 31, 2026.

Note 8:  Accrued Liabilities

The following table details the Company's accrued liabilities as of March 31, 2026 and September 30, 2025 (in $000's):

	March 31, 2026	September 30, 2025
Accrued liabilities:
Accrued payroll and bonuses	$7,833	$8,793
Accrued sales and use taxes	979	841
Accrued rent	982	982
Accrued overdrafts	343	1,369
Accrued customer deposits	3,286	3,681
Accrued gift card and escheatment liability	2,220	2,038
Accrued interest payable	783	1,024
Accrued inventory	7,145	6,820
Accrued professional fees	1,012	702
Accrued expenses - other	6,321	5,584
Total accrued liabilities	$30,904	$31,834

Note 9:  Long-Term Debt

Long-term debt as of March 31, 2026 and September 30, 2025 consisted of the following (in $000’s):

	March 31, 2026	September 30, 2025
Revolver loans	$52,496	$48,713
Equipment loans	7,858	9,617
Term loans	12,533	8,749
Other notes payable	11,010	11,509
Total notes payable	83,897	78,588
Less: unamortized debt issuance costs	(1,170)	(426)
Net amount	82,727	78,162
Less: current portion	(32,473)	(36,282)
Total long-term debt	$50,254	$41,880

Future maturities of long-term debt at March 31, 2026, are as follows (which does not include related party debt, which is separately stated) (in $000’s):

Twelve months ending March 31,
2027	$32,473
2028	8,897
2029	32,131
2030	350
2031	210
Thereafter	8,666
Total future maturities of long-term debt	$82,727

Bank of America Revolver Loan

On July 25, 2025, Marquis entered into an amended $28.0 million revolving credit agreement (“BofA Revolver”) with Bank of America Corporation (“BofA”). The BofA Revolver is an asset-based facility that is secured by substantially all of Marquis’ assets. Availability under the BofA Revolver is subject to a monthly borrowing base calculation. Marquis’ ability to borrow under the BofA Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with BofA. The BofA Revolver has a variable interest rate and matures on July 31, 2026. As of March 31, 2026 and September 30, 2025, the outstanding balance was approximately $12.3 million and $11.8 million, respectively.

Legacy Corporate Lending (Precision Marshall)

On December 30, 2025, Precision Marshall, Kinetic, and Central Steel refinanced their Fifth Third Bank loans (see below) with a new credit facility with Legacy Corporate Lending. The refinanced facility totals $47.0 million and consists of $31.2 million in revolving credit (the “Legacy Revolver”), $9.8 million in term lending (the “Legacy Term”), and $6.0 million in Capex lending (the “Legacy Capex”). Borrowings under the Legacy Revolver bear interest at 4.25% per annum over the one‑month Secured Overnight Financing Rate (“SOFR”), while the Legacy Term and Legacy Capex loans bear interest at 4.5% per annum over the one‑month SOFR. In connection with the refinancing, Precision Marshall incurred approximately $0.9 million in debt acquisition costs, which will be capitalized as a contra-liability and amortized over the three-year term of the facility. The refinancing provides additional lending capacity to support future growth. The facility matures on December 30, 2028. As of March 31, 2026, the outstanding balances on the Legacy Revolver, Legacy Term, and Legacy Capex were $26.6 million, $9.4 million, and $0, respectively.

Loan with Fifth Third Bank (Precision Marshall)

Prior to its refinancing on December 30, 2025 (see above), Precision Marshall maintained a credit facility with Fifth Third Bank. As of March 31, 2026, all borrowings under the facility had been fully repaid in connection with the refinancing, and Precision Marshall wrote off approximately $58,000 of unamortized debt acquisition costs. Accordingly, the outstanding balances at March 31, 2026 and September 30, 2025 were approximately $0 and $23.0 million, respectively, for the revolving loan; $0 and $1.3 million, respectively, for the original M&E term note; $0 and $2.1 million, respectively, for Kinetic Term Loan #1; and $0 and $1.7 million, respectively, for the Capex loan.

Eclipse Business Capital Loans

On January 8, 2026, Flooring Liquidators amended its credit facility with Eclipse Business Capital, LLC (“Eclipse”), extending the maturity date of the credit facility to February 18, 2026. On February 18, 2026, Flooring Liquidators entered into the Fifth Amendment to the Loan and Security Agreement, further extending the maturity date of the credit facility to May 18, 2029 and reducing the Maximum Revolving Facility Amount from $25.0 million to $15.0 million. An amendment fee of $112,500 was paid in connection with the Fifth Amendment, which has been capitalized as a contra-liability and will be amortized over the term of the facility. The credit facility, as amended, provides $15.0 million in revolving credit (“Eclipse Revolver”) and $3.5 million in M&E lending (“Eclipse M&E Loan”), and is secured by substantially all of Flooring Liquidator’s assets. Availability under the Eclipse Revolver is subject to a monthly borrowing‑base calculation. The Eclipse Revolver bears interest at Adjusted Term SOFR plus 3.5%, and the Eclipse M&E Loan bears interest at Adjusted Term SOFR plus 5.0%.

As of March 31, 2026 and September 30, 2025, the outstanding balance on the Eclipse Revolver was approximately $6.3 million and $6.7 million, respectively, and the outstanding balance on the Eclipse M&E loan was approximately $0.7 million and $1.0 million, respectively.

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

During the three months ended March 31, 2026, the Company determined that PMW was in default of the Fixed Charge Coverage Ratio (“FCCR”) covenant under the credit agreement governing its Revolving Credit Facility. As a result of this default, the lender has the right to accelerate the obligations and declare all amounts outstanding under the Revolving Credit Facility and Fifth Third M&E Loan immediately due and payable. On March 24, 2026, PMW entered into a Forbearance Agreement and Fifth Amendment to its Revolving Credit Facility with Fifth Third Bank. Under the agreement, Fifth Third Bank agreed to abstain from exercising its rights and remedies with respect to certain existing events of default through June 15, 2026. The forbearance is subject to customary conditions, including, among other things, the requirement that PMW (i) deliver an executed commitment letter for a replacement credit facility sufficient to refinance the outstanding obligations in full by March 31, 2026, and PMW has executed and delivered the required commitment letter, and (ii) provide evidence of a fully committed refinancing by May 31, 2026, and with closing to occur no later than June 15, 2026. As of March 31, 2026, all of PMW’s outstanding long‑term debt obligations, totaling approximately $10.5 million, have been classified as current liabilities. As of March 31, 2026 and September 30, 2025, the outstanding balance on the Fifth Third Revolver was approximately $7.3 million and $7.2 million, respectively, and the balance on the Fifth Third M&E Loan was approximately $3.2 million and $3.6 million, respectively.

Bank Midwest Revolver Loan

On October 17, 2025, Vintage entered into an amended $8.0 million credit agreement with Bank Midwest (“Bank Midwest Revolver”). The amended Bank Midwest Revolver carries the same interest rate as the prior amendment and matures on October 17, 2026. As of March 31, 2026 and September 30, 2025, the outstanding balance on the Bank Midwest Revolver was $0.

Note payable to JCM Holdings

During October 2020, Marquis purchased a manufacturing facility, which it had previously leased, for approximately $2.5 million. Marquis entered into a $2.0 million loan agreement, secured by the facility, with the seller of the facility, in order to complete the purchase of the facility. The loan bears interest at 6.0%, due monthly, and matures January 2030. As of March 31, 2026 and September 30, 2025, the outstanding principal balance was approximately $0.9 million and $1.1 million, respectively.

Note Payable to Store Capital Acquisitions, LLC

On June 14, 2016, Marquis entered into a transaction with Store Capital Acquisitions, LLC. The transaction included a sale-leaseback of land owned by Marquis and a loan secured by the improvements on such land. The total aggregate proceeds received from the sale of the land and the loan was $10.0 million, which consisted of approximately $0.6 million from the sale of the land and a note payable of approximately $9.4 million. In connection with the transaction, Marquis entered into a lease with a 15-year term commencing on the closing of the transaction, which provides Marquis with an option to extend the lease upon the expiration of its term. The initial annual lease rate is $60,000. The proceeds from this transaction were used to pay down the BofA Revolver and Term loans, and related party loan, as well as to purchase a building from the previous owners of Marquis that was not purchased in the July 2015 transaction. The note payable bears interest at 9.3% per annum, with principal and interest due monthly. The note payable matures June 13, 2056. For the first five years of the note payable, there is a pre-payment penalty of 5.0%, which declines by 1.0% for each year the loan remains unpaid for the next five years. At the end of ten years, there is no pre-payment penalty. In connection with the note payable, Marquis incurred approximately $458,000 in transaction costs that are being recognized as a debt issuance cost and are being amortized and recorded as interest expense over the term of the note payable. The remaining principal balance was approximately $9.0 million as of March 31, 2026 and September 30, 2025, respectively.

Equipment Loans

On June 20, 2016 and August 5, 2016, Marquis entered into a transaction that provided for a master agreement and separate loan schedules (the “Equipment Loans”) with Banc of America Leasing & Capital, LLC that provided for the following as of March 31, 2026:

Note #7 is for $5.0 million, secured by equipment. The Equipment Loan #7 is due February 2027, payable in 84 monthly payments of $59,000 beginning March 2020, with the final payment of $809,000, bearing interest at 3.2% per annum. As of March 31, 2026 and September 30, 2025, the balance was approximately $1.4 million and $1.7 million, respectively.

Note #8 is for approximately $3.4 million, secured by equipment. The Equipment Loan #8 is due September 2027, payable in 84 monthly payments of $46,000 beginning October 2020, bearing interest at 4.0%. As of March 31, 2026 and September 30, 2025, the balance was approximately $0.8 million and $1.1 million, respectively.

In December 2021, Marquis funded the acquisition of $5.5 million of new equipment under Note #9 of its master agreement. The Equipment Loan #9, which is secured by the equipment, matures December 2026, and is payable in 60 monthly payments of $92,000 beginning January 2022, with the final payment in the amount of approximately $642,000, bearing interest at 3.75% per annum. As of March 31, 2026 and September 30, 2025, the balance was approximately $1.4 million and $1.9 million, respectively.

In December 2022, Marquis funded the acquisition of $5.7 million of new equipment under Note #10 of its master agreement. The Equipment Loan #10, which is secured by the equipment, matures December 2029, and is payable in 84 monthly payments of $79,000, beginning January 2023, with the final payment in the amount of approximately $650,000, bearing interest at 6.5%. As of March 31, 2026 and September 30, 2025, the balance was approximately $3.7 million and $4.0 million, respectively.

Loan Covenant Compliance

As of March 31, 2026, the Company was in compliance with all financial and non‑financial covenants under its revolving credit and other loan agreements, except for PMW, which is in default under its Revolving Credit Facility and Fifth Third M&E Loan with Fifth Third Bank, as discussed above.

Note 10:  Notes Payable - Related Parties

Long-term notes payable to related parties (see Note 15) as of March 31, 2026 and September 30, 2025 consisted of the following (in $000's):

	March 31, 2026	September 30, 2025
Isaac Capital Group, LLC (Revolver), 12% interest rate, matures April 2030	$11,976	$11,615
Spriggs Investments, LLC (Flooring Liquidators), 12% interest rate, matures July 2026	800	800
Isaac Capital Group, LLC (PMW), 12% interest rate, matures December 2029	2,645	2,645
Isaac Capital Group, LLC (Flooring Liquidators), 12% interest rate, matures August 2029	6,668	5,000
Total notes payable - related parties	22,089	20,060
Less: unamortized debt issuance costs	(701)	(696)
Net amount	21,388	19,364
Less: current portion	(800)	(800)
Total long-term portion, notes payable - related parties	$20,588	$18,564

Future maturities of notes payable - related parties at March 31, 2026 are as follows (in $000’s):

Twelve months ending March 31,
2027	$800
2028	6,568
2029	2,044
2030	11,976
Total future maturities of notes payable - related parties	$21,388

Note 11:  Related Party Seller Notes

Seller notes as of March 31, 2026 and September 30, 2025 consisted of the following (in $000’s):

	March 31, 2026	September 30, 2025
Related Party Seller Notes
Seller of Kinetic, 7.0% interest rate, matures September 2027	$3,000	$3,000
Seller of Central Steel, 8.0% interest rate, matures May 2029	894	1,031
Seller of Flooring Liquidators, 8.24% interest rate, matures February 2028	15,000	15,000
Total Related Party Seller Notes	18,894	19,031
Unamortized debt discount	(658)	(811)
Net amount	18,236	18,220
Less current portion	(275)	(275)
Long-term portion of seller notes - related parties	$17,961	$17,945

Future maturities of seller notes at March 31, 2026 are as follows (in $000’s):

Twelve months ending March 31,
2027	$275
2028	17,617
2029	344
Total	$18,236

Note Payable to the Sellers of Kinetic

In connection with the purchase of Kinetic, on June 28, 2022, Kinetic entered into an employment agreement with the previous owner of Kinetic to serve as its Head of Equipment Operations. The employment agreement is for an initial term of five years and shall be automatically extended in 90-day increments unless either party provides notice as required under the agreement. Additionally, Precision Marshall entered into a seller financed loan in the amount of $3.0 million with the previous owner of Kinetic. Such seller financed loan bears interest at 7.0% per annum, with interest payable quarterly in arrears, and has a maturity date of September 27, 2027. As of March 31, 2026 and September 30, 2025, the remaining principal balance was $3.0 million.

Note Payable to the Seller of Flooring Liquidators

In connection with the purchase of Flooring Liquidators during January 2023, the Company entered into an employment agreement with the previous owner of Flooring Liquidators to serve as its Chief Executive Officer. The employment agreement is for an initial term of five years and shall be automatically extended in 90-day increments unless either party provides notice as required under the agreement. Additionally, the Company entered into a seller financed mezzanine loan, which was fully guaranteed by the Company, in the amount of $34.0 million with the previous owners of Flooring Liquidators. The Seller Subordinated Acquisition Note (“Seller Note”) bore interest at 8.24% per annum, with interest payable monthly in arrears beginning on January 18, 2024. The Seller Note had a maturity date of January 18, 2028. As of the acquisition date, an independent third-party valuation assigned the Seller Note a fair value of $31.7 million, reflecting a $2.3 million discount.

On February 25, 2025, Flooring Liquidators, Flooring Affiliated Holdings, and the Company entered into a binding Memorandum of Understanding (“MOU”) with the previous owner of Flooring Liquidators under which the principal amount of the Seller Note was reduced from $34.0 million to $15.0 million. The relevant portion of the MOU was later superseded by a Second Amendment to Seller Note (the “Amended Seller Note”). The Amended Seller Note bears interest at 8.24% per annum effective January 1, 2025, and matures in February 2028, with interest payments due monthly beginning February 2025. The Company determined that the fair value of the Amended Seller Note was approximately $14.0 million, reflecting a $1.0 million discount. In an event of default under the Amended Seller Note, or if the Company defaults in making any payment it is required to make pursuant to the Amended Seller Note, the note holders may revoke the principal reduction, in which case the aggregate outstanding principal balance of the Amended Seller Note will increase by $19.0 million to $34.0 million. As of March 31, 2026 and September 30, 2025, the carrying value of the Amended Seller Note was approximately $15.0 million.

Note Payable to the Seller of Central Steel

In connection with the purchase of Central Steel, on May 15, 2024, Precision Marshall entered into an employment agreement with the previous owner of Central Steel to serve as its President. The employment agreement is for an initial term of two years and shall be deemed to be automatically extended, upon the same terms and conditions, for a period of one year, unless either party provides written notice of its or his intention not to extend the term at least 90 days prior to the end of the initial term. Additionally, Precision Marshall entered into a seller financed loan in the amount of $1.1 million with the previous owner of Central Steel (the "Sellers Subordinated Promissory Note"). The Sellers Subordinated Promissory Note bears interest at 8.0% per annum, with interest payable quarterly in arrears. The Sellers Subordinated Promissory Note has a maturity date of May 15, 2029. As of March 31, 2026 and September 30, 2025, the remaining principal balance was $0.9 million and $1.0 million, respectively.

Note 12:  Stockholders’ Equity

Series E Convertible Preferred Stock

As of each of March 31, 2026 and September 30, 2025, there were 47,840 shares of Series E Convertible Preferred Stock issued and outstanding.

Treasury Stock

As of each of March 31, 2026 and September 30, 2025, the Company had 754,391 shares of Treasury Stock. During the six months ended March 31, 2025, the Company repurchased 47,009 shares of its common stock for approximately $416,315, and the average price paid per share was $8.86. The Company did not repurchase any shares of its common stock during the six months ended March 31, 2026.

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

The Company recognized compensation expense of approximately $49,000 during each of the three months ended    March 31, 2026 and 2025, and approximately $100,000 during each of the six months ended March 31, 2026 and 2025, related to stock option awards and restricted stock awards granted to certain employees and officers based on the grant date fair value of the awards, and the revaluation for existing options whereby the expiration date was extended.

As of March 31, 2026, the Company had approximately $0.4 million of unrecognized compensation expense associated with restricted stock awards.

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

The following table presents the computation of basic and diluted net earnings per share (in $000's):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Basic
Net income (loss)	$(2,448)	$15,866	$(2,512)	$16,358
Weighted average common shares outstanding	3,071,656	3,109,362	3,071,656	3,113,864
Basic earnings (loss) per share	$(0.80)	$5.10	$(0.82)	$5.25

Diluted
Net income (loss) applicable to common stock	$(2,448)	$15,866	$(2,512)	$16,358
Weighted average common shares outstanding	3,071,656	3,109,362	3,071,656	3,113,864
Add: Restricted Stock Units	—	29,110	—	29,110
Add: Series E Preferred Stock	—	239	—	239
Assumed weighted average common shares outstanding	3,071,656	3,138,711	3,071,656	3,143,213
Diluted earnings (loss) per share	$(0.80)	$5.05	$(0.82)	$5.20

Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of shares of Common Stock outstanding for the period. Diluted EPS is computed by dividing net income by the sum of the weighted average number of shares of Common Stock outstanding and the effect of dilutive securities. No diluted EPS computation was made for the three and six months ended March 31, 2026, as the Company recorded a net loss. Had the Company calculated diluted EPS for the three and six months ended March 31, 2026, the total assumed weighted average common shares outstanding would have been 4,626,636, and included 29,110 restricted stock units and approximately 1.5 million shares issuable upon the conversion of debt.

Note 15:  Related Party Transactions

Transactions with Isaac Capital Group, LLC

Jon Isaac, the Company’s President and Chief Executive Officer, is the President and sole member of ICG and therefore has sole voting and dispositive power over the shares of the Company held by ICG. Jon Isaac, in his personal capacity, owns 217,177 shares of common stock, ICG owns 1,357,306 shares of common stock, and if ICG were to convert all of its outstanding convertible debt (see below), it would have the contractual right to acquire up to 1,525,612 shares of common stock; as a result, ICG beneficially controls approximately 67.4% of the outstanding voting power of the Company.

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

As of March 31, 2026, Jon Isaac, through ICG, had the contractual right to acquire up to 1,525,612 shares of the Company’s common stock, based on the outstanding balance of the debt as of that date. As of March 31, 2026, no obligations under the ICG Revolver have been converted into the Company’s common stock. As of March 31, 2026 and September 30, 2025, the outstanding balance on the ICG Revolver was $12.0 million and $11.6 million, respectively.

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

On February 17, 2026, Flooring Affiliated Holdings, LLC entered into a First Amendment to the ICG Flooring Liquidators Loan. The amendment (i) capitalized all accrued and unpaid interest, including default‑rate interest, resulting in an acknowledged outstanding principal balance of approximately $6.6 million as of the amendment date; (ii) added a 1.0% amendment fee of approximately $66,000, which was fully earned and capitalized into principal, increasing the total outstanding principal to approximately $6.7 million; and (iii) extended the loan’s maturity date from January 18, 2028 to August 18, 2029. The Company, as guarantor, consented to the amendment and reaffirmed its unconditional guaranty of the note. As of March 31, 2026 and September 30, 2025, the outstanding balance on this loan was $6.7 million and $5.0 million, respectively.

ICG PMW Note

On December 14, 2024, in connection with the Settlement Agreement of the PMW Seller Financed Loans, the Company, as borrower, entered into a promissory note for the benefit of ICG in the amount of approximately $2.6 million (“ICG PMW Note”). The Company received proceeds of approximately $1.9 million from ICG, which was used to settle the loans plus accrued interest. The $0.7 million discount is being accreted to interest expense using the effective interest rate method, as required by GAAP, over the term of the note. The ICG PMW Note matures on December 17, 2029, and bears interest at the contractual rate of 12.0% per annum. Interest is payable in arrears on the first business day of each month commencing on January 2, 2025. As of March 31, 2026 and September 30, 2025, the balance on this note was approximately $2.6 million.

Transactions with Vintage Stock CEO

Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, a wholly owned subsidiary of the Company, is the sole member of Spriggs Investments, LLC (“Spriggs Investments”).

Spriggs Promissory Note II

On January 19, 2023, in connection with the acquisition of Flooring Liquidators, the Company executed a promissory note in favor of Spriggs Investments in the initial principal amount of $1.0 million (the “Spriggs Loan II”). The Spriggs Loan II matures on July 31, 2024, and bears interest at a rate of 12% per annum. On February 29, 2024, the Company entered into a loan modification agreement of the Spriggs Loan II. Under the loan modification agreement, upon full principal repayment of the Spriggs Promissory Note I, the Company will make principal payments of not less than $300,000, per each 90-day period, until the Spriggs Loan II is fully repaid. Further, under the loan modification agreement, the maturity date of the Spriggs Loan II was extended to July 31, 2025. On July 30, 2025, the Company entered into a loan modification agreement of the Spriggs Loan II that extends the maturity date to July 31, 2026. All monthly payments under the original Spriggs Loan II remain in effect through the maturity date as amended. As of March 31, 2026 and September 30, 2025, the principal amount owed was $0.8 million.

Transactions with ALT5 Sigma Corporation, formerly JanOne Inc.

Tony Isaac, a member of the Company's board of directors, and father of the Company's Chief Executive Officer, Jon Isaac, is the Chief Executive Officer, President and a director of ALT5 Sigma Corporation (“ALT5”), formerly JanOne Inc.

Lease Agreement

ALT5 rents approximately 9,900 square feet of office space from the Company at its Las Vegas office, which totals 16,500 square feet. ALT5 paid the Company $88,000 and $30,000 in rent and other reimbursed expenses for three months ended March 31, 2026 and 2025, respectively, and $168,000 and $58,000 for the six months ended March 31, 2026 and 2025, respectively.

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

Seller Notes

The Company routinely enters into related party seller notes in conjunction with its acquisitions. See Note 11 for the details related to existing seller notes.

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

On October 1, 2021, the Company Defendants and third-party defendants moved to dismiss the SEC complaint. On September 7, 2022, the court denied the Company Defendants’ Motion to Dismiss, but granted one of the third-party defendant’s Motions to Dismiss, granting the SEC leave to file an Amended Complaint. On September 21, 2022, the SEC filed an Amended Complaint to which the Company Defendants filed an Answer on October 11, 2022, denying liability. The court subsequently entered a discovery scheduling order and the parties exchanged initial disclosures. The parties participated in a mediation in June 2023. The mediation was not successful. Fact discovery was completed on May 20, 2024. The parties completed expert discovery in September 2024 and filed cross Motions for Summary Judgment in October 2024. On February 10, 2026, the Court entered an order denying the parties’ cross motions for summary judgment.  The parties are preparing for trial, but the Court has not yet set a trial date for this matter.

Sieggreen Class Action

On August 13, 2021, Daniel E. Sieggreen, individually and on behalf of all others similarly situated claimants (the "Plaintiff"), filed a class action Complaint for violation of federal securities laws in the United States District Court for the District of Nevada, naming the Company, Jon Isaac, the Company's current President and Chief Executive Officer, and Virland Johnson, the Company's former Chief Financial Officer, as defendants (collectively, the "Company Defendants"). The allegations asserted are similar to those in the SEC Complaint. Among other sought relief, the complaint seeks damages in connection with the purchases and sales of the Company’s securities between December 28, 2016 and August 3, 2021. As of December 17, 2021, the judge granted a stipulation to stay proceedings pending the resolutions of the Motions to Dismiss in the SEC Complaint. On February 1, 2023, the final Motion to Dismiss relating to the SEC Complaint was denied, which was subsequently noticed in the Sieggreen action on February 2, 2023. Plaintiff filed an Amended Complaint on March 6, 2023. On May 5, 2023, the Company Defendants filed a Motion to Dismiss the Amended Complaint. The Motion to Dismiss was heard and granted with Leave to Amend on September 30, 2024. The Second Amended Complaint was filed on October 31, 2024.  We filed a Motion to Dismiss the Second Amended Complaint on December 16, 2024 and the briefing is complete. On September 30, 2025, the Court denied the motion to dismiss the Second Amended Complaint. The Company filed its response on December 1, 2025, and the parties are currently engaged in discovery.

Wage and Hour Matter

On July 27, 2022, Irma Sanchez, a former employee of Elite Builder Services, Inc. (“Elite Builders”), filed a class action Complaint against Elite Builders in the Superior Court of California, County of Alameda, which case was transferred to Stanislaus Count. The Complaint alleges that Elite Builders failed to pay all minimum and overtime wages, failed to provide lawful meal periods and rest breaks, failed to provide accurate itemized wage statements, and failed to pay all wages due upon separation as required by California law. The Complaint was later amended as a matter of right on October 4, 2022. Further, Ms. Sanchez has put the Labor & Workforce Development Agency on notice of her intention to exhaust administrative remedies and enable her to bring an additional claim under the California Labor Code Private Attorneys General Act, which permits an employee to assert a claim for violations of certain California Labor Code provisions on behalf of all aggrieved employees to recover statutory penalties. The parties agreed to participate in mediation and exchanged materials in preparation. However, mediation has been postponed, and the opposing party did not meet a previously scheduled deadline related to a motion to compel discovery. The case management conference has been continued, and the Company currently expects the matter to progress beginning in or around summer 2026.

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

The following is a description of each of the Company’s reportable segments:

•

The Retail–Entertainment segment, which includes Vintage Stock, offers a wide range of entertainment products, both new and pre-owned, including movies, video games, and music. It also sells ancillary items such as books, comics, toys, and collectibles, all within a single retail footprint.

•

The Retail–Flooring segment, which includes Flooring Liquidators, operates 28 warehouse-format stores and a design center across four states. It serves as a leading retailer and installer of flooring, carpeting, and countertops for consumers, builders, and contractors in California and Nevada.

•

The Flooring Manufacturing segment, which includes Marquis, is a vertically integrated manufacturer and distributor of carpet and hard surface flooring products, serving residential, niche commercial, and hospitality end markets.

•	The Steel Manufacturing segment includes:

•	Precision Marshall, which supplies over 500 steel distributors with Deluxe Alloy Plate, Deluxe Tool Steel Plate, Precision Ground Flat Stock, and Drill Rod.

•	Kinetic, a recognized brand in industrial knives and hardened wear products for the tissue, metals, and wood industries, offering in-house grinding, machining, and heat-treating capabilities.

•	PMW, which provides metal forming, assembly, and finishing solutions across industries such as appliance, automotive, hardware, electrical, electronics, and medical devices.

•	Central Steel, which manufactures specialized fabricated metal products primarily for data centers, including cable racks, auxiliary framing, hardware, insulation products, and network bays.

This segmentation aligns with the internal reporting structure used by the CODM to evaluate performance and guide strategic decision-making. The CODM does not review any measures of significant segment expenses beyond those reflected in the tables below (in $000’s):

Three Months Ended March 31, 2026	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Total Reportable Segments	Corporate and Other	Intercompany Eliminations	Total
Revenue	$21,205	$20,208	$30,285	$32,545	$104,243	$4	$(1,348)	$102,899
Cost of revenue	8,923	13,154	22,152	25,350	69,579	2	(1,262)	68,319
Gross profit	12,282	7,054	8,133	7,195	34,664	2	(86)	34,580
Gross profit percentage	57.9%	34.9%	26.9%	22.1%	33.3%	—%	—%	33.6%
Operating expenses:
General and administrative expenses	8,766	11,160	2,120	4,704	26,750	931	—	27,681
Sales and marketing expenses	199	493	4,045	152	4,889	6	—	4,895
Impairment expense	—	—	—	4,013	4,013	—	—	4,013
Total operating expenses	8,965	11,653	6,165	8,869	35,652	937	—	36,589
Operating income (loss)	3,317	(4,599)	1,968	(1,674)	(988)	(935)	(86)	$(2,009)
Other income (expense):
Interest expense, net	37	(939)	(924)	(1,514)	(3,340)	(552)	—	(3,892)
Other income, net	(79)	1,421	31	(67)	1,306	—	—	1,306
Total expense, net	(42)	482	(893)	(1,581)	(2,034)	(552)	—	(2,586)
Income (loss) before income taxes	$3,275	$(4,117)	$1,075	$(3,255)	$(3,022)	$(1,487)	$(86)	$(4,595)

Adjusted EBITDA	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Total Reportable Segments	Corporate and Other	Intercompany Eliminations	Total
Income (loss) before income taxes	$3,275	$(4,117)	$1,075	$(3,255)	$(3,022)	$(1,487)	$(86)	$(4,595)
Interest income (expense), net	(37)	939	924	1,514	3,340	552	—	3,892
Depreciation and amortization	291	1,297	918	1,409	3,915	5	—	3,920
Impairment of goodwill	—	—	—	4,013	4,013	—	—	4,013
Employee Retention Credit	—	(1,400)	—	—	(1,400)	—	—	(1,400)
Other adjustments	—	49	—	—	49	(1)	—	48
Adjusted EBITDA	$3,529	$(3,232)	$2,917	$3,681	$6,895	$(931)	$(86)	$5,878

Three Months Ended March 31, 2025	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Total Reportable Segments	Corporate and Other	Intercompany Eliminations	Total
Revenue	$18,467	$27,399	$31,283	$31,487	$108,636	$6	$(1,629)	$107,013
Cost of revenue	7,560	17,984	22,986	24,869	73,399	2	(1,536)	71,865
Gross profit	10,907	9,415	8,297	6,618	35,237	4	(93)	35,148
Gross profit percentage	59.1%	34.4%	26.5%	21.0%	32.4%	—%	—%	32.8%
Operating expenses:
General and administrative expenses	8,254	12,083	2,329	4,312	26,978	1,343	—	28,321
Sales and marketing expenses	155	73	4,381	121	4,730	5	—	4,735
Total operating expenses	8,409	12,156	6,710	4,433	31,708	1,348	—	33,056
Operating income (loss)	2,498	(2,741)	1,587	2,185	3,529	(1,344)	(93)	$2,092
Other income (expense):
Interest expense, net	—	(1,132)	(1,129)	(1,315)	(3,576)	(357)	—	(3,933)
Other income, net	360	22,767	2	(292)	22,837	107	—	22,944
Total income (expense), net	360	21,635	(1,127)	(1,607)	19,261	(250)	—	19,011
Income (loss) before income taxes	$2,858	$18,894	$460	$578	$22,790	$(1,594)	$(93)	$21,103

Adjusted EBITDA	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Total Reportable Segments	Corporate and Other	Intercompany Eliminations	Total
Income (loss) before income taxes	$2,858	$18,894	$460	$578	$22,790	$(1,594)	$(93)	$21,103
Interest expense, net	—	1,132	1,129	1,315	3,576	357	—	3,933
Depreciation and amortization	253	1,322	937	1,885	4,397	4	—	4,401
Gain on note modification	—	(22,784)	—	—	(22,784)	—	—	(22,784)
Other adjustments	(356)	(155)	—	302	(209)	2	—	(207)
Adjusted EBITDA	$2,755	$(1,591)	$2,526	$4,080	$7,770	$(1,231)	$(93)	$6,446

Six Months Ended March 31, 2026	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Total Reportable Segments	Corporate and Other	Intercompany Eliminations	Total
Revenue	$44,826	$45,535	$59,146	$64,406	$213,913	$11	$(2,481)	$211,443
Cost of revenue	18,971	30,455	43,788	50,863	144,077	7	(2,574)	141,510
Gross profit	25,855	15,080	15,358	13,543	69,836	4	93	69,933
Gross profit percentage	57.7%	33.1%	26.0%	21.0%	32.6%	—%	—%	33.1%
Operating expenses:
General and administrative expenses	17,498	22,643	3,502	9,300	52,943	2,101	479	55,523
Sales and marketing expenses	374	724	7,562	283	8,943	12	—	8,955
Impairment expense	—	—	—	4,013	4,013	—	—	4,013
Total operating expenses	17,872	23,367	11,064	13,596	65,899	2,113	479	68,491
Operating income (loss)	7,983	(8,287)	4,294	(53)	3,937	(2,109)	(386)	$1,442
Other income (expense):
Interest expense, net	49	(1,843)	(1,863)	(2,743)	(6,400)	(1,053)	—	(7,453)
Other income, net	(56)	1,459	38	(120)	1,321	6	—	1,327
Total income (expense), net	(7)	(384)	(1,825)	(2,863)	(5,079)	(1,047)	—	(6,126)
Income (loss) before income taxes	$7,976	$(8,671)	$2,469	$(2,916)	$(1,142)	$(3,156)	$(386)	$(4,684)

Adjusted EBITDA	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Total Reportable Segments	Corporate and Other	Intercompany Eliminations	Total
Income (loss) before income taxes	$7,976	$(8,671)	$2,469	$(2,916)	$(1,142)	$(3,156)	$(386)	$(4,684)
Interest expense, net	(49)	1,843	1,863	2,743	6,400	1,053	—	7,453
Depreciation and amortization	569	2,595	1,859	2,812	7,835	11	—	7,846
Impairment expense	—	—	—	4,013	4,013	—	—	4,013
Employee Retention Credit	—	(1,400)	—	—	(1,400)	—	—	(1,400)
Other adjustments	—	100	1	344	445	—	—	445
Adjusted EBITDA	$8,496	$(5,533)	$6,192	$6,996	$16,151	$(2,092)	$(386)	$13,673

Six Months Ended March 31, 2025	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Total Reportable Segments	Corporate and Other	Intercompany Eliminations	Total
Revenue	$39,740	$59,146	$60,451	$64,774	$224,111	$62	$(5,652)	$218,521
Cost of revenue	16,789	37,928	45,899	52,179	152,795	8	(4,792)	148,011
Gross profit	22,951	21,218	14,552	12,595	71,316	54	(860)	70,510
Gross profit percentage	57.8%	35.9%	24.1%	19.4%	31.8%	—%	—%	32.3%
Operating expenses:
General and administrative expenses	16,735	25,792	3,963	8,959	55,449	2,943	—	58,392
Sales and marketing expenses	311	340	8,352	250	9,253	11	—	9,264
Total operating expenses	17,046	26,132	12,315	9,209	64,702	2,954	—	67,656
Operating income (loss)	5,905	(4,914)	2,237	3,386	6,614	(2,900)	(860)	$2,854
Other income (expense):
Interest expense, net	(39)	(2,452)	(2,244)	(2,772)	(7,507)	(588)	—	(8,095)
Other income, net	511	22,793	50	3,240	26,594	323	—	26,917
Total income (expense), net	472	20,341	(2,194)	468	19,087	(265)	—	18,822
Income (loss) before income taxes	$6,377	$15,427	$43	$3,854	$25,701	$(3,165)	$(860)	$21,676

Adjusted EBITDA	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Total Reportable Segments	Corporate and Other	Intercompany Eliminations	Total
Income (loss) before income taxes	$6,377	$15,427	$43	$3,854	$25,701	$(3,165)	$(860)	$21,676
Interest expense, net	39	2,452	2,244	2,772	7,507	588	—	8,095
Depreciation and amortization	505	2,636	1,872	3,794	8,807	9	—	8,816
Gain on note modification	—	(22,784)	—	—	(22,784)	—	—	(22,784)
Other adjustments	(356)	(105)	—	(3,153)	(3,614)	2	—	(3,612)
Adjusted EBITDA	$6,565	$(2,374)	$4,159	$7,267	$15,617	$(2,566)	$(860)	$12,191

Note 18:  Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to disclosures in its condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and six months ended March 31, 2026, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (the “2025 Form 10-K”).

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

Our principal offices are located at 8548 Rozita Lee Ave., Suite 305, Las Vegas, Nevada 89113, our telephone number is (702) 997-5968, and our corporate website (which does not form part of this Quarterly Report on Form 10-Q) is located at www.liveventures.com. Our common stock trades on the Nasdaq Capital Market under the symbol “LIVE”.

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

Retail-Flooring Segment

Our Retail-Flooring Segment is composed of Flooring Liquidators, Inc. (“Flooring Liquidators”).

Flooring Liquidators is a leading retailer and installer of flooring, carpeting, and countertops to consumers, builders, and contractors in California and Nevada, operating 28 warehouse-format stores and a design center. Over the years, the company has established a strong reputation for innovation, efficiency, and service in the home renovation and improvement market. Flooring Liquidators serves retail and builder customers through two businesses: retail customers through its Flooring Liquidators retail stores, and builder and contractor customers through Elite Builder Services, Inc.

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

Steel Manufacturing Segment

Our Steel Manufacturing segment is comprised of Precision Metal Works, Inc. (“PMW”), Precision Industries, Inc. (“Precision Marshall”), and its wholly-owned subsidiaries The Kinetic Co., Inc. (“Kinetic”), and Central Steel Fabricators, LLC. (“Central Steel”).

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

Results of Operations Three Months Ended March 31, 2026 and 2025

The following table sets forth certain statement of income items and as a percentage of revenue, for the three months ended March 31, 2026 and 2025 (in $000’s):

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
		% of Total Revenue		% of Total Revenue
Selected Data
Revenue	$102,899		$107,013
Gross profit	34,580	33.6%	35,148	32.8%
General and administrative expenses	27,681	26.9%	28,321	26.5%
Sales and marketing expenses	4,895	4.8%	4,735	4.4%
Interest expense, net	3,892	3.8%	3,933	3.7%
Income (loss) before provision for income taxes	(4,595)	(4.5% )	21,103	19.7%
Provision for (benefit from) income taxes	(2,147)	(2.1% )	5,237	4.9%
Net income (loss)	$(2,448)	(2.4% )	$15,866	14.8%

Adjusted EBITDA (a)
Retail-Entertainment	$3,529		$2,755
Retail-Flooring	(3,232)		(1,591)
Flooring Manufacturing	2,917		2,526
Steel Manufacturing	3,681		4,080
Intercompany Eliminations	(86)		(93)
Corporate & Other	(931)		(1,231)
Total Adjusted EBITDA	$5,878		$6,446

Adjusted EBITDA as a percentage of revenue
Retail-Entertainment	16.6%		14.9%
Retail-Flooring	(16.0% )		(5.8% )
Flooring Manufacturing	9.6%		8.1%
Steel Manufacturing	11.3%		13.0%
Intercompany Eliminations	N/A		N/A
Corporate & Other	N/A		N/A
Consolidated adjusted EBITDA as a percentage of revenue	5.7%		6.0%

(a)    See reconciliation of net income to Adjusted EBITDA below.

The following table sets forth revenue by segment (in $000’s):

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Revenue
Retail-Entertainment	$21,205	20.6%	$18,467	17.3%
Retail-Flooring	20,208	19.6%	27,399	25.6%
Flooring Manufacturing	30,285	29.4%	31,283	29.2%
Steel Manufacturing	32,545	31.6%	31,487	29.4%
Intercompany Eliminations	(1,348)	(1.3%)	(1,629)	(1.5%)
Corporate & Other	4	—%	6	—%
Total Revenue	$102,899	100.0%	$107,013	100.0%

The following table sets forth gross profit earned by segment and gross profit as a percentage of total revenue for each segment (in $000’s):

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Gross Profit	Gross Profit % of Total Revenue	Gross Profit	Gross Profit % of Total Revenue
Gross Profit
Retail-Entertainment	$12,282	11.9%	$10,907	10.2%
Retail-Flooring	7,054	6.9%	9,415	8.8%
Flooring Manufacturing	8,133	7.9%	8,297	7.8%
Steel Manufacturing	7,195	7.0%	6,618	6.2%
Intercompany Eliminations	(86)	(0.1%)	(93)	(0.1%)
Corporate & Other	2	—%	4	—%
Total Gross Profit	$34,580	33.6%	$35,148	32.8%

Revenue

Revenue decreased approximately $4.1 million, or 3.8%, to $102.9 million for the quarter ended March 31, 2026, compared to $107.0 million in the prior-year period. The decrease primarily reflects a decline of approximately $7.2 million in the Retail-Flooring segment, partially offset by an increase of approximately $2.7 million in the Retail-Entertainment segment.

Gross Profit

Gross profit decreased approximately $0.6 million, or 1.6%, to $34.6 million for the quarter ended March 31, 2026, compared to $35.1 million in the prior-year period, driven primarily by lower revenues in the Retail-Flooring segment. Gross margin increased 80 basis points to 33.6%, compared to 32.8% in the prior-year period, reflecting improved margins in the Steel Manufacturing, Flooring Manufacturing, and Retail - Flooring segments as well as a more favorable revenue mix, as the higher-margin Retail-Entertainment segment represented a larger share of consolidated revenue.

General and Administrative Expense

General and Administrative expenses decreased by 2.3% to approximately $27.7 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was driven primarily by targeted cost‑reduction initiatives in our Retail‑Flooring and Flooring Manufacturing segments, including lower compensation expense and reduced professional fees, partially offset by increased compensation and occupancy costs in our Retail-Entertainment segment.

Sales and Marketing Expense

Sales and marketing expense increased 3.4% to approximately $4.9 million for the three months ended March 31, 2026, compared with the three months ended March 31, 2025, primarily reflecting higher sales and marketing activity in the Retail Flooring segment.

Impairment of Goodwill

During the three months ended March 31, 2026, PMW recognized a $4.0 million goodwill impairment charge due to sustained operating losses and revenue and gross margin performance below internal projections (see Note 7). No goodwill impairment charges were recognized during the three months ended March 31, 2025.

Interest Expense, net

Interest expense, net, was approximately $3.9 million for the three months ended March 31, 2026, and flat  as compared to the three months ended March 31, 2025 due to lower average debt balances.

Results of Operations Six Months Ended March 31, 2026 and 2025

The following table sets forth certain statement of income items and as a percentage of revenue, for the six months ended March 31, 2026 and 2025 (in $000’s):

	For the Six Months Ended March 31, 2026		For the Six Months Ended March 31, 2025
		% of Total Revenue		% of Total Revenue
Statement of Income Data:
Revenue	$211,443		$218,521
Gross profit	69,933	33.1%	70,510	32.3%
General and administrative expenses	55,523	26.3%	58,392	26.7%
Sales and marketing expenses	8,955	4.2%	9,264	4.2%
Interest expense, net	7,453	3.5%	8,095	3.7%
Income (loss) before provision for income taxes	(4,684)	(2.2% )	21,676	9.9%
Provision for (benefit from) income taxes	(2,172)	(1.0% )	5,318	2.4%
Net income (loss)	$(2,512)	(1.2% )	$16,358	7.5%

Adjusted EBITDA (a)
Retail-Entertainment	$8,496		$6,565
Retail-Flooring	(5,533)		(2,374)
Flooring Manufacturing	6,192		4,159
Steel Manufacturing	6,996		7,267
Intercompany Eliminations	(386)		(860)
Corporate & Other	(2,092)		(2,566)
Total Adjusted EBITDA	$13,673		$12,191

Adjusted EBITDA as a percentage of revenue
Retail-Entertainment	19.0%		16.5%
Retail-Flooring	(12.2% )		(4.0% )
Flooring Manufacturing	10.5%		6.9%
Steel Manufacturing	10.9%		11.2%
Intercompany Eliminations	N/A		N/A
Corporate & Other	N/A		N/A
Consolidated adjusted EBITDA as a percentage of revenue	6.5%		5.6%

(a)    See reconciliation of net income to Adjusted EBITDA below.

The following table sets forth revenue by segment (in $000’s):

	For the Six Months Ended March 31, 2026		For the Six Months Ended March 31, 2025
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Revenue
Retail-Entertainment	$44,826	21.2%	$39,740	18.2%
Retail-Flooring	45,535	21.5%	59,146	27.1%
Flooring Manufacturing	59,146	28.0%	60,451	27.7%
Steel Manufacturing	64,406	30.5%	64,774	29.6%
Intercompany Eliminations	(2,481)	(1.2%)	(5,652)	(2.6%)
Corporate & other	11	—%	62	—%
Total Revenue	$211,443	100.0%	$218,521	100.0%

The following table sets forth gross profit earned by segment and gross profit as a percentage of total revenue for each segment (in $000’s):

	For the Six Months Ended March 31, 2026		For the Six Months Ended March 31, 2025
	Gross Profit	Gross Profit % of Total Revenue	Gross Profit	Gross Profit % of Total Revenue
Gross Profit
Retail-Entertainment	$25,855	12.2%	$22,951	10.5%
Retail-Flooring	15,080	7.1%	21,218	9.7%
Flooring Manufacturing	15,358	7.3%	14,552	6.7%
Steel Manufacturing	13,543	6.4%	12,595	5.8%
Intercompany Eliminations	93	—%	(860)	(0.4%)
Corporate & other	4	—%	54	—%
Total Gross Profit	$69,933	33.1%	$70,510	32.3%

Revenue

Revenue decreased approximately $7.1 million, or 3.2%, to $211.4 million for the six months ended March 31, 2026, compared to revenue of $218.5 million in the prior-year period. Net of intercompany sales eliminations, the decrease primarily reflects a decline of approximately $12.2 million in the Retail-Flooring, Flooring Manufacturing, and Steel Manufacturing segments, partially offset by an increase of approximately $5.1 million in the Retail-Entertainment segment.

Gross Profit

Gross profit decreased by approximately $0.6 million, or 0.8%, to approximately $69.9 million for the six months ended March 31, 2026, compared to $70.5 million in the prior-year period, primarily due to lower revenue in the Retail-Flooring segment. Gross margin increased 80 basis points to 33.1%, compared to 32.3% in the prior-year period, reflecting improved operating efficiencies in the Flooring Manufacturing and Steel Manufacturing segments, as well as a more favorable revenue mix, as the higher-margin Retail-Entertainment segment represented a larger share of consolidated revenue.

General and Administrative Expense

General and Administrative expenses decreased by 4.9% to approximately $55.5 million for the six months ended March 31, 2026, as compared to the prior-year period. The decrease was driven primarily by targeted cost‑reduction initiatives in our Retail‑Flooring, Flooring Manufacturing, and Corporate and Other segments, including lower compensation expense and reduced professional fees, partially offset by increased compensation and occupancy costs in our Retail-Entertainment segment.

Sales and Marketing Expense

Sales and marketing expense decreased by 3.3% to approximately $9.0 million for the six months ended March 31, 2026, as compared to the prior-year period, primarily due to reduced sales and marketing activities in our Flooring Manufacturing segment.

Impairment of Goodwill

During the six months ended March 31, 2026, PMW recognized a $4.0 million goodwill impairment charge due to sustained operating losses and revenue and gross margin performance below internal projections (see Note 7). No goodwill impairment charges were recognized during the six months ended March 31, 2025.

Interest Expense, net

Interest expense, net, decreased by approximately $0.6 million for the six months ended March 31, 2026 as compared to the six months ended March 31, 2025 due to lower average debt balances.

Results of Operations by Segment for the Three Months Ended March 31, 2026 and 2025

	For the Three Months Ended March 31, 2026							For the Three Months Ended March 31, 2025
	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	I/C Eliminations	Total	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	I/C Eliminations	Total
Revenue	$21,205	$20,208	$30,285	$32,545	$4	$(1,348)	$102,899	$18,467	$27,399	$31,283	$31,487	$6	$(1,629)	$107,013
Cost of Revenue	8,923	13,154	22,152	25,350	2	(1,262)	68,319	7,560	17,984	22,986	24,869	2	(1,536)	71,865
Gross Profit	12,282	7,054	8,133	7,195	2	(86)	34,580	10,907	9,415	8,297	6,618	4	(93)	35,148
General and Administrative Expense	8,766	11,160	2,120	4,704	931	—	27,681	8,254	12,083	2,329	4,312	1,343	—	28,321
Selling and Marketing Expense	199	493	4,045	152	6	—	4,895	155	73	4,381	121	5	—	4,735
Impairment Expense	$—	$—	$—	$4,013	$—	$—	$4,013	$—	$—	$—	$—	$—		$—
Operating Income (Loss)	$3,317	$(4,599)	$1,968	$(1,674)	$(935)	$(86)	$(2,009)	$2,498	$(2,741)	$1,587	$2,185	$(1,344)	$(93)	$2,092

Retail-Entertainment Segment

Retail-Entertainment segment revenue for the quarter ended March 31, 2026 was $21.2 million, an increase of approximately $2.7 million, or 14.8%, compared to  $18.5 million in the prior-year period. The revenue growth was driven by strong consumer demand across all product lines. Gross margin for the quarter decreased to 57.9%, from 59.1% in the prior-year period, reflecting a shift in the sales mix toward new products, which typically have lower margins. Operating income for the quarter ended March 31, 2026 was $3.3 million compared to y $2.5 million in the prior-year period. Strong revenue growth and disciplined management of general and administrative expenses drove the improvement in operating results.

Retail-Flooring Segment

Retail-Flooring segment revenue for the quarter ended March 31, 2026 was $20.2 million, a decrease of approximately $7.2 million, or 26.2%, compared to $27.4 million in the prior-year period. The decline was primarily driven by lower retail and contractor sales due to the continued headwinds in the new-home construction and home-refurbishment markets. Gross margin for the quarter was 34.9%, compared to 34.4% in the prior-year period. The increase was primarily due to sales mix. Operating loss for the quarter ended March 31, 2026 was $4.6 million, compared to an operating loss of $2.7 million in the prior-year period. The increase in operating loss was driven mainly by lower revenue and gross profit, partially offset by lower general and administrative expenses resulting from cost-reduction initiatives implemented during fiscal year 2025.

Flooring Manufacturing Segment

Flooring Manufacturing segment revenue for the quarter ended March 31, 2026 was $30.3 million, a decrease of approximately $1.0 million, or 3.2%, compared to $31.3 million in the prior-year period. The decline was primarily attributable to reduced demand in the new-home construction and home-refurbishment markets. Net of intercompany eliminations, revenue decreased approximately $0.6 million compared to the prior-year period. Gross margin for the quarter increased to 26.9%, compared to 26.5% in the prior-year period. The increase in gross margin was primarily due to improved manufacturing efficiency. Operating income for the quarter ended March 31, 2026 was $2.0 million, compared to $1.6 million for the prior-year period. The increase in operating income was primarily due to improved gross margins and lower operating expenses resulting from cost-reduction initiatives.

Steel Manufacturing Segment

Steel Manufacturing segment revenue for the quarter ended March 31, 2026 was $32.5 million, an increase of approximately $1.1 million, or 3.4%, compared to $31.5 million in the prior-year period. The increase in revenue was primarily driven by higher sales volumes in the fabricated, hardened wear, and tool and die businesses, partially offset by lower revenue in the metal forming, assembly, and finishing solutions business. Net of intercompany eliminations, revenue increased approximately $0.9 million compared to the prior-year period. Gross margin was 22.1% for the quarter, compared to 21.0% for the prior-year period. The increase in gross margin was primarily due to a more favorable sales mix. Operating loss was $1.7 million for the quarter ended March 31, 2026 compared to operating income of $2.2 million in the prior-year period, representing a $3.9 million year-over-year decrease. The decrease was primarily driven by a non-cash goodwill impairment charge of a $4.0 million related to PMW.

Corporate and Other Segment

Corporate and Other segment operating loss was $0.9 million and $1.3 million for the quarters ended March 31, 2026, and 2025, respectively.  The reduction in operating loss was primarily attributable to lower corporate expenses, including compensation and professional fees.

Results of Operations by Segment for the Six Months Ended March 31, 2026 and 2025

	For the Six Months Ended March 31, 2026							For the Six Months Ended March 31, 2025
	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	I/C Eliminations	Total	Retail-Entertainment	Retail-Flooring	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	I/C Eliminations	Total
Revenue	$44,826	$45,535	$59,146	$64,406	$11	$(2,481)	$211,443	$39,740	$59,146	$60,451	$64,774	$62	$(5,652)	$218,521
Cost of Revenue	18,971	30,455	43,788	50,863	7	(2,574)	141,510	16,789	37,928	45,899	52,179	8	(4,792)	148,011
Gross Profit	25,855	15,080	15,358	13,543	4	93	69,933	22,951	21,218	14,552	12,595	54	(860)	70,510
General and Administrative Expense	17,498	22,643	3,502	9,300	2,101	479	55,523	16,735	25,792	3,963	8,959	2,943	—	58,392
Selling and Marketing Expense	374	724	7,562	283	12	—	8,955	311	340	8,352	250	11	—	9,264
Impairment Expense	—	—	—	$4,013	—	—	4,013	—	—	—	—	—	—	—
Operating Income (Loss)	$7,983	$(8,287)	$4,294	$(53)	$(2,109)	$(386)	$1,442	$5,905	$(4,914)	$2,237	$3,386	$(2,900)	$(860)	$2,854

Retail-Entertainment Segment

Retail-Entertainment segment revenue for the six months ended March 31, 2026 was $44.8 million, an increase of approximately $5.1 million, or 12.8%, compared to $39.7 million in the prior-year period. The revenue growth was driven by strong consumer demand across all product lines. Gross margin for the six months ended March 31, 2026 was 57.7%, essentially flat compared to 57.8% in the prior-year period. Operating income for the six months ended March 31, 2026 was $8.0 million compared to $5.9 million in the prior-year period. Strong revenue growth and disciplined management of general and administrative expenses drove continued improvement in operating results.

Retail-Flooring Segment

Retail Flooring segment revenue for the six months ended March 31, 2026 was $45.5 million, a decrease of approximately $13.6 million, or 23.0%, compared to $59.1 million in the prior-year period. The decline was primarily driven by lower retail and contractor sales due to the continued headwinds in the new-home construction and home-refurbishment markets. Gross margin for the six months ended March 31, 2026 was 33.1%, compared to 35.9% in the prior-year period. The decrease in gross margin was primarily due to a less favorable overall product mix. Operating loss for the six months ended March 31, 2026 was $8.3 million, compared to an operating loss of $4.9 million in the prior-year period. The increase in operating loss was driven mainly by lower revenue and gross margin, partially offset by reduced operating expenses resulting from cost-reduction initiatives implemented during fiscal year 2025.

Flooring Manufacturing Segment

Flooring Manufacturing segment revenue for the six months ended March 31, 2026 was $59.1 million, a decrease of approximately $1.3 million, or 2.2%, compared to $60.5 million in the prior-year period. The decline was primarily attributable to reduced demand in the new-home construction and home-refurbishment markets. Net of intercompany eliminations, revenue increased approximately $1.3 million compared to the prior‑year period. Gross margin for the six months ended March 31, 2026 increased to 26.0% from 24.1% in the prior‑year period, primarily due to improved manufacturing efficiency. Operating income for the six months ended March 31, 2026, was $4.3 million, an increase of 92.0%, compared to $2.2 million for the prior-year period. The improvement in operating income reflects the combined impact of higher gross margins and the ongoing benefits of cost‑reduction actions implemented across the segment.

Steel Manufacturing Segment

Steel Manufacturing segment revenue for the six months ended March 31, 2026 was $64.4 million, a decrease of approximately $0.4 million, or 0.6%, compared to $64.8 million in the prior-year period. The decline in revenue was primarily attributable to lower sales in the metal forming, assembly, and finishing solutions business, partially offset by increased sales volumes in the fabricated, hardened wear, and tool and die businesses. Net of intercompany sales eliminations, revenue increased approximately $0.2 million compared to the prior-year period. Gross margin increased to 21.0% for the six months ended March 31, 2026, compared to 19.4% for the prior-year period. The increase in gross margin was primarily due to a more favorable sales mix. Operating loss for the six months ended March 31, 2026 was $50,000, compared to operating income of $3.4 million in the prior-year period, a decrease of approximately $3.3 million driven primarily by a non-cash goodwill impairment charge of approximately $4.0 million related to PMW.

Corporate and Other Segment

Corporate and Other segment operating loss was $2.1 million and $2.9 million for the six months ended March 31, 2026, and 2025, respectively. The reduction in operating loss was primarily attributable to lower corporate expenses, including compensation and professional fees.

Adjusted EBITDA Reconciliation

The following table presents a reconciliation of net income to Adjusted EBITDA for the three and six months ended March 31, 2026 and 2025 (in 000's):

	For the Three Months Ended		For the Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Net income (loss)	$(2,448)	$15,866	$(2,512)	$16,358
Depreciation and amortization	3,920	4,401	7,846	8,816
Stock-based compensation	49	49	100	100
Interest expense, net	3,892	3,933	7,453	8,095
Income tax expense (benefit)	(2,147)	5,237	(2,172)	5,318
Gain on extinguishment of debt	—	—	—	(713)
Gain on modification of seller note	—	(22,784)	—	(22,784)
Gain on settlement of earnout liability	—	—	—	(2,840)
Impairment of goodwill	4,013	—	4,013	—
Employee Retention Credit	(1,400)	—	(1,400)	—
Debt acquisition costs	—	—	59	—
Other non-recurring charges	(1)	(256)	286	(159)
Adjusted EBITDA	$5,878	$6,446	$13,673	$12,191

Adjusted EBITDA for the quarter ended March 31, 2026 was approximately $5.9 million, a decrease of approximately $0.6 million, or 8.8%, compared to the prior-year period. The decrease is primarily due to a decrease in gross profit, as discussed above.

Adjusted EBITDA for the six months ended March 31, 2026 was approximately $13.7 million, an increase of approximately $1.5 million, or 12.2%, compared to the prior-year period. The increase is primarily due to a decrease in operating expenses.

Liquidity and Capital Resources

As of March 31, 2026, we had total cash on hand of approximately $15.2 million and approximately $24.6 million of available borrowing under our revolving credit facilities. As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature, and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

During the three months ended March 31, 2026, the Company determined that PMW was in default of the Fixed Charge Coverage Ratio (“FCCR”) covenant under the credit agreement governing its Revolving Credit Facility. As a result of this default, the lender has the right to accelerate the obligations and declare all amounts outstanding under the Revolving Credit Facility and Fifth Third M&E Loan immediately due and payable. On March 24, 2026, PMW entered into a Forbearance Agreement and Fifth Amendment to its Revolving Credit Facility with Fifth Third Bank. Under the agreement, Fifth Third Bank agreed to abstain from exercising its rights and remedies with respect to certain existing events of default through June 15, 2026. The forbearance is subject to customary conditions, including, among other things, the requirement that PMW (i) deliver an executed commitment letter for a replacement credit facility sufficient to refinance the outstanding obligations in full by March 31, 2026, and PMW has executed and delivered the required commitment letter, and (ii) provide evidence of a fully committed refinancing by May 31, 2026, with closing to occur no later than June 15, 2026. As of March 31, 2026, all of PMW’s outstanding long‑term debt obligations, totaling approximately $10.5 million, have been reclassified to current liabilities. As of March 31, 2026 and September 30, 2025, the outstanding balance on the Fifth Third Revolver was approximately $7.3 million and $7.2 million, respectively, and the balance on the Fifth Third M&E Loan was approximately $3.2 million and $3.6 million, respectively.

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

Working Capital

We had working capital of approximately $74.4 million as of March 31, 2026, as compared to working capital of approximately $62.1 million as of September 30, 2025; an increase of approximately $12.3 million. The increase was primarily driven by an aggregate decrease in current liabilities of approximately $6.0 million, reflecting reductions in the current portion of long‑term debt and income taxes payable. These changes were partially offset by an aggregate increase in current assets of approximately $6.3 million, driven by increases in cash and inventories.

Cash Flows from Operating Activities

The Company’s cash, as of March 31, 2026, was approximately $15.2 million compared to approximately $8.8 million as of September 30, 2025, an increase of approximately $6.4 million. Net cash provided by operations was approximately $7.1 million and $9.6 million for the six months ended March 31, 2026 and 2025, respectively. The decrease was primarily driven by an increase in inventory levels to support operational demand, which represented a use of cash compared to the prior period. Operating cash flows were also unfavorably impacted by an increase in income taxes receivable resulting from the timing of tax payments relative to expense accruals. These uses of cash were partially offset by a favorable change in accrued liabilities, reflecting the timing of accrued obligations, as well as a normalization of vendor payment timing in accounts payable compared to the prior period.

Our primary sources of cash inflows are from customer receipts from sales on account and factored accounts receivable proceeds. Our most significant cash outflows include payments for raw materials and general operating expenses, including payroll costs and general and administrative expenses that typically occur within close proximity of expense recognition.

Cash Flows from Investing Activities

Our cash flows used in investing activities of approximately $3.3 million for the six months ended March 31, 2026 consisted of purchases of property and equipment. Our cash flows used in investing activities of approximately $4.3 million for the six months ended March 31, 2025 consisted of the acquisitions of CRO by Flooring Liquidators, and Johnson by CRO, and purchases of property and equipment.

Cash Flows from Financing Activities

Our cash flows provided by financing activities of approximately $2.5 million during the six months ended March 31, 2026 consisted of proceeds from the issuance of notes payable of approximately $9.8 million and net borrowings under revolver loans, partially offset by payments on notes payable of approximately $8.3 million, payments for finance leases of approximately $2.1 million, payments for debt issuance costs of approximately $0.9 million, and payments on related party seller notes of approximately $140,000.

Our cash flows used in financing activities of approximately $3.0 million during the six months ended March 31, 2025 consisted of payments on notes payable of approximately $3.4 million, payments for finance leases of approximately $2.0 million, cash paid for the settlement of seller notes of approximately $1.9 million, net borrowings under revolver loans of approximately $1.3 million, payments of related party notes payable of $0.6 million, and purchases of treasury stock of approximately $0.4 million, partially offset by net borrowings under related party revolver loans of approximately $4.3 million, proceeds from the issuance related party notes payable of approximately $1.9 million, and proceeds from the issuance of notes payable of approximately $0.5 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2026, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We do not believe we are subject to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures. We carried out an evaluation, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, as of March 31, 2026, we concluded that the Company's disclosure, controls, and procedures were effective.

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

Our management assessed the design and effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, as of March 31, 2026, our management concluded that our internal controls over financial reporting were effective.

There were no changes in our internal control over financial reporting that occurred during the six months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 4, 2024, the Company announced a $10 million common stock repurchase program, which was amended on June 2, 2025 to extend its term through May 31, 2028, unless extended, canceled, or modified by the Company's Board of Directors. During the six months ended March 31, 2026, the Company made no repurchases. As of March 31, 2026, the maximum amount that may be purchased by the Company under the announced Plan was approximately $9.5 million.

ITEM 3. Defaults Upon Senior Securities

During the three months ended March 31, 2026, the Company determined that PMW was in default of the Fixed Charge Coverage Ratio (“FCCR”) covenant under the credit agreement governing its Revolving Credit Facility. As a result of this default, the lender has the right to accelerate the obligations and declare all amounts outstanding under the Revolving Credit Facility and Fifth Third M&E Loan immediately due and payable. On March 24, 2026, PMW entered into a Forbearance Agreement and Fifth Amendment to its Revolving Credit Facility with Fifth Third Bank. Under the agreement, Fifth Third Bank agreed to abstain from exercising its rights and remedies with respect to certain existing events of default through June 15, 2026. The forbearance is subject to customary conditions, including, among other things, the requirement that PMW (i) deliver an executed commitment letter for a replacement credit facility sufficient to refinance the outstanding obligations in full by March 31, 2026, and PMW has executed and delivered the required commitment letter, and (ii) provide evidence of a fully committed refinancing by May 31, 2026, with closing to occur no later than June 15, 2026. As of March 31, 2026, all of PMW’s outstanding long‑term debt obligations, totaling approximately $10.5 million, have been reclassified to current liabilities. As of March 31, 2026 and September 30, 2025, the outstanding balance on the Fifth Third Revolver was approximately $7.3 million and $7.2 million, respectively, and the balance on the Fifth Third M&E Loan was approximately $3.2 million and $3.6 million, respectively.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Quarterly Report.

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1		Amended and Restated Articles of Incorporation	8-K	001-33937	3.1	08/15/07
3.2		Certificate of Change	8-K	001-33937	3.1	09/07/10
3.3		Certificate of Correction	8-K	001-33937	3.1	03/11/13
3.4		Certificate of Change	10-Q	001-33937	3.1	02/14/14
3.5		Articles of Merger	8-K	001-33937	3.1.4	10/08/15
3.6		Certificate of Change	8-K	001-33937	3.1.5	11/25/16
3.7		Certificate of Designation for Series B Convertible Preferred Stock filed with Secretary of State for the State of Nevada on December 23, 2016, and effective as of December 27, 2016	10-K	001-33937	3.1.6	12/29/16
3.8		Bylaws	10-Q	001-33937	3.8	08/14/18
10.145		Third Amendment to Employment Agreement dated March 31, 2026 between Vintage Stock Inc. and Rodney Spriggs.	8-K	001-33937	10.145	04/08/26
10.146	*

Fifth Amendment to Loan and Security Agreement by and among Flooring Affiliated Holdings, LLC, Flooring Liquidators, Inc., Elite Builder Services, Inc., CRO Affiliated, LLC, Floorable, LLC, Rocky Mountain Wholesale Flooring, Inc., and Eclipse Business Capital LLC, dated January 8, 2026.

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

Live Ventures Incorporated

Dated: May 14, 2026	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2026	/s/ David Verret
Chief Financial Officer
(Principal Financial Officer)