Form 10-Q
period 2026-06-30
LIVE VENTURES Inc
filed 2026-08-13
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

_________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the issuer’s common stock, par value $0.001 per share, outstanding as of August 13, 2026 was 3,071,656.

INDEX TO FORM 10-Q FILING

FOR THE  three and nine months ended June 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per-share amounts)

	June 30, 2026	September 30, 2025
	(Unaudited)
Assets
Cash	$10,900	$8,831
Trade receivables, net of allowance for doubtful accounts of $0.2 million at June 30, 2026 and $0.6 million at September 30, 2025	39,691	39,947
Inventories, net	119,959	120,716
Income taxes receivable	44	—
Prepaid expenses and other current assets	3,828	3,568
Total current assets	174,422	173,062
Property and equipment, net	74,970	77,511
Right of use asset - operating leases	60,952	53,097
Deposits and other assets	2,026	1,498
Intangible assets, net	16,313	20,080
Goodwill	57,139	61,152
Total assets	$385,822	$386,400
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$25,318	$27,369
Accrued liabilities	32,784	31,834
Income taxes payable	—	2,334
Current portion of lease obligations - operating leases	12,654	11,495
Current portion of lease obligations - finance leases	603	573
Current portion of long-term debt	57,274	36,282
Current portion of notes payable - related parties	—	800
Current portion of seller notes - related parties	275	275
Total current liabilities	128,908	110,962
Long-term debt, net of current portion	16,929	41,880
Lease obligation long term, net of current portion - operating leases	54,826	46,375
Lease obligation long term, net of current portion - finance leases	42,306	42,269
Notes payable - related parties, net of current portion	21,801	18,564
Seller notes, net of current portion - related parties	17,972	17,945
Deferred tax liability	8,383	9,156
Other non-current obligations	2,813	3,945
Total liabilities	293,938	291,096
Commitments and contingencies
Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 47,840 shares issued and outstanding at June 30, 2026 and September 30, 2025, with a liquidation preference of $0.30 per share outstanding	—	—
Common stock, $0.001 par value, 10,000,000 shares authorized, 3,071,656 shares issued and outstanding at June 30, 2026 and September 30, 2025	2	2
Paid in capital	75,998	75,848
Treasury stock common 754,391 shares as of June 30, 2026 and September 30, 2025	(9,600)	(9,600)
Treasury stock Series E preferred 80,000 shares as of June 30, 2026 and September 30, 2025	(7)	(7)
Retained earnings	25,491	29,061
Total stockholders' equity	91,884	95,304
Total liabilities and stockholders' equity	$385,822	$386,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

(dollars in thousands, except per-share amounts)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Revenue	$108,911	$112,530	$320,354	$331,051
Cost of revenue	71,815	74,243	213,325	222,254
Gross profit	37,096	38,287	107,029	108,797

Operating expenses:
General and administrative expenses	27,587	26,275	83,110	84,667
Sales and marketing expenses	4,226	4,009	13,181	13,273
Impairment expense	—	—	4,013	—
Total operating expenses	31,813	30,284	100,304	97,940
Operating income	5,283	8,003	6,725	10,857
Other (expense) income:
Interest expense, net	(3,835)	(3,854)	(11,288)	(11,949)
Gain on extinguishment of debt	—	—	—	713
Gain on settlement of earnout liability	—	—	—	2,840
Gain on settlement of holdback liability	—	1,282	—	1,186
Employee Retention Credit	—	1,469	1,400	1,824
Gain on modification of seller note	—	—	—	22,784
Other (expense) income	(62)	555	(135)	876
Total other (expense) income, net	(3,897)	(548)	(10,023)	18,274
Income (loss) before provision for income taxes	1,386	7,455	(3,298)	29,131
Provision for income taxes	2,444	2,067	272	7,385
Net (loss) income	$(1,058)	$5,388	$(3,570)	$21,746

(Loss) income per share:
Basic	$(0.34)	$1.75	$(1.16)	$7.01
Diluted	$(0.34)	$1.24	$(1.16)	$4.97

Weighted average common shares outstanding:
Basic	3,071,656	3,081,970	3,071,656	3,101,646
Diluted	3,071,656	4,356,355	3,071,656	4,376,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	For the Nine Months Ended June 30,
	2026	2025
Operating Activities:
Net (loss) income	$(3,570)	$21,746
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,679	13,362
Gain on extinguishment of debt	—	(713)
Amortization of seller note discount	233	1,120
Gain on settlement of holdback liability	—	(1,186)
Loss on disposal of fixed assets	176	339
Gain on settlement of earnout liability	—	(2,840)
Gain on modification of debt	—	(22,784)
Amortization of debt issuance cost	298	38
Stock based compensation expense	150	150
Impairment of goodwill	4,013	—
Noncash interest expense	694	—
Amortization of right-of-use assets	4,832	2,937
Change in deferred income taxes	(773)	4,931
Change in reserve for uncollectible accounts	(391)	(151)
Change in reserve for obsolete inventory	1,519	1,921
Changes in assets and liabilities, net of acquisitions:
Trade receivables	648	7,974
Inventories	(762)	3,973
Income taxes receivable	(44)	—
Prepaid expenses and other current assets	(261)	1,359
Deposits and other assets	(526)	(453)
Accounts payable	(2,051)	(5,893)
Accrued liabilities	2,263	(4,204)
Income taxes payable	(2,334)	282
Other noncurrent obligations	(1,133)	—
Net cash provided by operating activities	14,660	21,908

Investing Activities:
Purchase of property and equipment	(5,547)	(5,753)
Net cash used in investing activities	(5,547)	(5,753)

Financing Activities:
Net payments under revolver loans	(3,180)	(9,290)
Net borrowings under related party revolver loans	361	7,080
Proceeds from issuance of notes payable	9,848	496
Payments on notes payable	(9,959)	(5,248)
Proceeds from issuance of related party notes payable	—	1,932
Payments on related party notes payable	—	(2,900)
Cash paid for debt issuance costs	(898)	—
Purchase of common treasury stock	—	(528)
Payments on financing leases	(3,010)	(2,741)
Cash paid for settlement of seller notes	(206)	(1,932)
Net cash used in financing activities	(7,044)	(13,131)

Change in cash	2,069	3,024
Cash, beginning of period	8,831	4,601
Cash, end of period	$10,900	$7,625
	—
Supplemental cash flow disclosures:
Interest paid	$9,881	$10,684
Income taxes paid, net	$3,484	$2,195
Noncash financing and investing activities:
ROU assets obtained in exchange for lease liabilities	$16,914	$12,823
Noncash in-substance distribution	$—	$5,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(dollars in thousands)

						Series E
	Series E					Preferred	Common
	Preferred Stock		Common Stock			Stock	Stock
					Paid-In	Treasury	Treasury	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Stock	Earnings	Equity
Balance, September 30, 2025	47,840	$—	3,071,656	$2	$75,848	$(7)	$(9,600)	$29,061	$95,304
Stock based compensation	—	—	—	—	51	—	—	—	51
Net loss	—	—	—	—	—	—	—	(64)	(64)
Balance, December 31, 2025	47,840	$—	3,071,656	$2	$75,899	$(7)	$(9,600)	$28,997	$95,291
Stock based compensation	—	—	—	—	49	—	—	—	49
Net loss	—	—	—	—	—	—	—	(2,448)	(2,448)
Balance, March 31, 2026	47,840	$—	3,071,656	$2	$75,948	$(7)	$(9,600)	$26,549	$92,892
Stock based compensation	—	—	—	—	50	—	—	—	50
Net loss	—	—	—	—	—	—	—	(1,058)	(1,058)
Balance, June 30, 2026	47,840	$—	3,071,656	$2	$75,998	$(7)	$(9,600)	$25,491	$91,884

						Series E
	Series E					Preferred	Common
	Preferred Stock		Common Stock			Stock	Stock
					Paid-In	Treasury	Treasury	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Stock	Earnings	Equity
Balance, September 30, 2024	47,840	$—	3,131,360	$2	$69,692	$(7)	$(9,072)	$12,274	$72,889
Stock based compensation	—	—	—	—	51	—	—	—	51
Purchase of common treasury stock	—	—	(15,686)	—	—	—	(157)	—	(157)
Net income	—	—	—	—	—	—	—	492	492
Balance, December 31, 2024	47,840	$—	3,115,674	$2	$69,743	$(7)	$(9,229)	$12,766	$73,275
Purchase of common treasury stock	—	—	(31,323)	—	—	—	(259)	—	(259)
Stock based compensation	—	—	—	—	49	—	—	—	49
Net income	—	—	—	—	—	—	—	15,866	15,866
Balance, March 31, 2025	47,840	$—	3,084,351	$2	$69,792	$(7)	$(9,488)	$28,632	$88,931
Purchase of common treasury stock	—	—	(12,695)	—	—	—	(112)	—	(112)
Stock based compensation	—	—	—	—	50	—	—	—	50
In-substance distribution	—	—	—	—	5,956	—	—	(5,956)	—
Net income	—	—	—	—	—	—	—	5,388	5,388
Balance, June 30, 2025	47,840	$—	3,071,656	$2	$75,798	$(7)	$(9,600)	$28,064	$94,257

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE  three and nine months ended June 30, 2026 and 2025

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

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended June 30, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending  September 30, 2026. The financial information included in these statements should be read in conjunction with the consolidated financial statements and related notes thereto as of  September 30, 2025 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 17, 2025 (the “2025 Form 10-K”).

Note 2:  Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries over which the Company exercises control. All intercompany accounts and transactions have been eliminated in consolidation.

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

Significant estimates made in connection with the accompanying unaudited condensed consolidated financial statements include the estimated reserve for excess and obsolete inventory, fair values in connection with the analysis of goodwill, other intangibles and long-lived assets for impairment, and valuation allowance against deferred tax assets.

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023‑09”). ASU 2023‑09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. The amendments affect disclosure requirements only and are not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows. ASU 2023‑09 is effective for fiscal years beginning after December 15, 2024, and will therefore be adopted in the Company’s Annual Report on Form 10‑K for the fiscal year ending September 30, 2026.

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

Note 3:  Inventory

The following table details the Company's inventory as of  June 30, 2026 and  September 30, 2025 (in $000's):

	June 30,	September 30,
Inventory, net	2026	2025
Raw materials	$32,554	$33,669
Work in progress	8,131	8,152
Finished goods	41,458	44,207
Merchandise	44,834	40,187
	126,977	126,215
Less: Inventory reserves	(7,018)	(5,499)
Total inventory, net	$119,959	$120,716

Note 4:  Property and Equipment

The following table details the Company's property and equipment as of  June 30, 2026 and  September 30, 2025 (in $000's):

	June 30,	September 30,
	2026	2025
Property and equipment, net:
Land	$3,469	$3,469
Building and improvements	43,267	41,164
Transportation equipment	3,224	3,313
Machinery and equipment	78,605	77,440
Furnishings and fixtures	6,435	6,355
Office, computer equipment and other	5,026	4,406
	140,026	136,147
Less: Accumulated depreciation	(65,056)	(58,636)
Total property and equipment, net	$74,970	$77,511

Depreciation expense was $2.6 million and $3.3 million for the three months ended  June 30, 2026 and 2025, respectively, and $7.9 million and $9.6 million for the nine months ended June 30, 2026 and 2025, respectively.

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

The following table details the Company's right of use assets and lease liabilities as of  June 30, 2026 and  September 30, 2025 (in $000's):

	June 30,	September 30,
	2026	2025
Right of use asset - operating leases	$60,952	$53,097
Lease liabilities:
Current - operating	12,654	11,495
Current - finance	603	573
Long term - operating, net of current portion	54,826	46,375
Long term - finance, net of current portion	42,306	42,269

As of  June 30, 2026, the weighted average remaining lease term for operating leases is 9.0 years. The Company's weighted average discount rate for operating leases is 9.8%. Total cash payments for operating leases for the nine months ended June 30, 2026 and 2025 were approximately $13.7 million and $14.5 million, respectively. Additionally, the Company recognized approximately $16.9 million in right of use assets and liabilities upon commencement of operating leases during the nine months ended June 30, 2026.

Total present value of future lease payments of operating leases as of  June 30, 2026 (in $000's):

Twelve months ended June 30,
2027	$18,287
2028	15,666
2029	12,882
2030	9,320
2031	7,863
Thereafter	32,503
Total	96,521
Less implied interest	(29,041)
Present value of payments	$67,480

As of  June 30, 2026, the weighted average remaining lease term for finance leases is 25.7 years. The Company's weighted average discount rate for finance leases is 11.3%. Total cash payments for finance leases for the nine months ended June 30, 2026 and 2025 were approximately $3.0 million and $2.7 million, respectively. Total interest paid for finance leases for the nine months ended June 30, 2026 and 2025 was approximately $2.9 million and $2.9 million, respectively. Additionally, the Company recognized no right of use assets and liabilities upon commencement of finance leases during the nine months ended June 30, 2026.

The Company records finance lease right-of-use assets as property and equipment. The balance, as of  June 30, 2026 and  September 30, 2025 was as follows (in $000’s):

	June 30,	September 30,
	2026	2025
Property and equipment, at cost	$26,992	$27,102
Accumulated depreciation	(2,785)	(2,250)
Property and equipment, net	$24,207	$24,852

Total present value of future lease payments of finance leases as of  June 30, 2026 (in $000's):

Twelve months ended June 30,
2027	$4,251
2028	4,363
2029	4,491
2030	4,532
2031	5,363
Thereafter	117,468
Total	140,468
Less implied interest	(97,559)
Present value of payments	$42,909

Note 6:  Intangibles

The following table details the Company's intangibles as of  June 30, 2026 and  September 30, 2025 (in $000's):

	June 30,	September 30,
	2026	2025
Intangible assets, net:
Intangible assets - Tradenames	$15,356	$15,356
Intangible assets - Customer relationships	13,599	13,599
Intangible assets - Other	4,330	4,330
	33,285	33,285
Less: Accumulated amortization	(16,972)	(13,205)
Total intangibles, net	$16,313	$20,080

Amortization expense was $1.3 million for the three months ended  June 30, 2026 and 2025, and $3.8 million for the nine months ended June 30, 2026 and 2025.

The following table summarizes estimated future amortization expense related to intangible assets that have net balances (in $000’s):

Twelve months ended June 30,
2027	$4,929
2028	4,739
2029	4,161
2030	2,440
2031	44
$16,313

Note 7:  Goodwill

The following table details the Company's goodwill as of  September 30, 2025 and  June 30, 2026 (in $000's):

	Retail -	Retail -	Flooring	Steel
	Entertainment	Flooring	Manufacturing	Manufacturing	Total
September 30, 2025	$36,947	$13,451	$807	$9,947	$61,152
Goodwill impairment	—	—	—	(4,013)	(4,013)
June 30, 2026	$36,947	$13,451	$807	$5,934	$57,139

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

The Company also reviews long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate the carrying value of an asset group may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying value of an asset group to future undiscounted net cash flows expected to be generated by the asset group. The undiscounted cash flows for PMW’s long-lived asset group were above the carrying value and the Company determined that the long-lived asset group was recoverable, and, as such, no impairment existed as of  June 30, 2026.

Note 8:  Accrued Liabilities

The following table details the Company's accrued liabilities as of  June 30, 2026 and  September 30, 2025 (in $000's):

	June 30,	September 30,
	2026	2025
Accrued liabilities:
Accrued payroll and bonuses	$10,543	$8,793
Accrued sales and use taxes	933	841
Accrued rent	982	982
Accrued overdrafts	525	1,369
Accrued customer deposits	3,143	3,681
Accrued gift card and escheatment liability	2,343	2,038
Accrued interest payable	657	1,024
Accrued inventory	7,798	6,820
Accrued professional fees	2,170	702
Accrued warranties	995	585
Accrued expenses - other	2,695	4,999
Total accrued liabilities	$32,784	$31,834

Note 9:  Long-Term Debt

Long-term debt as of  June 30, 2026 and  September 30, 2025 consisted of the following (in $000’s):

	June 30,	September 30,
	2026	2025
Revolver loans	$45,534	$48,713
Equipment loans	7,002	9,617
Term loans	11,852	8,749
Other notes payable	10,910	11,509
Total notes payable	75,298	78,588
Less: unamortized debt issuance costs	(1,095)	(426)
Net amount	74,203	78,162
Less: current portion	(57,274)	(36,282)
Total long-term debt	$16,929	$41,880

Future maturities of long-term debt at  June 30, 2026, are as follows (which does not include related party debt, which is separately stated) (in $000’s):

Twelve months ended June 30,
2027*	$57,274
2028	2,207
2029	5,650
2030	215
2031	212
Thereafter	8,645
Total future maturities of long-term debt	$74,203

*Approximately $31.3 million of the $57.3 million presented above as maturing in the twelve months ended June 30, 2027 relates to revolving credit facilities that are classified as current under GAAP due to certain provisions in those agreements, despite contractual maturities extending beyond one year, as discussed further below. This amount consists of approximately $26.0 million and $5.3 million outstanding under the revolving credit facilities of Precision Marshall and Flooring Liquidators, respectively, which are contractually due in December 2028 and May 2029.

Bank of America Revolver Loan

On July 22, 2026, Marquis entered into the Twenty-Third Amendment to its $28.0 million revolving credit agreement ("BofA Revolver") with Bank of America, N.A. ("BofA"), which extended the maturity date of the BofA Revolver to October 29, 2026. The BofA Revolver is an asset-based facility that is secured by substantially all of Marquis' assets. Availability under the BofA Revolver is subject to a monthly borrowing base calculation. Marquis' ability to borrow under the BofA Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with BofA. The BofA Revolver has a variable interest rate and matures on October 29, 2026. As of  June 30, 2026 and  September 30, 2025, the outstanding balance was approximately $6.5 million and $11.8 million, respectively.

The BofA Revolver requires a lockbox arrangement, under which all receipts are swept daily to reduce outstanding borrowings. This arrangement, combined with a subjective acceleration clause in the credit agreement, would require the BofA Revolver to be classified as a current liability on the balance sheet. However, because the BofA Revolver matures on October 29, 2026, it is already classified as a current liability based on its maturity date, irrespective of the lockbox arrangement and subjective acceleration clause. The acceleration clause permits the lender to forgo additional advances if it determines there has been a material adverse change in the Company's financial position or prospects reasonably likely to have a material adverse effect on its business, condition, operations, performance, or properties. Management believes no such material adverse change has occurred, and as of June 30, 2026, the lender had not notified the Company of any such determination. Management believes it will continue to borrow under the BofA Revolver to fund operations through its maturity date.

Legacy Corporate Lending (Precision Marshall)

On December 30, 2025, Precision Marshall, Kinetic, and Central Steel refinanced their Fifth Third Bank loans (see below) with a new credit facility with Legacy Corporate Lending. The refinanced facility totals $47.0 million and consists of $31.2 million in revolving credit (the “Legacy Revolver”), $9.8 million in term lending (the “Legacy Term”), and $6.0 million in Capex lending (the “Legacy Capex”). Borrowings under the Legacy Revolver bear interest at 4.25% per annum over the one‑month Secured Overnight Financing Rate (“SOFR”), while the Legacy Term and Legacy Capex loans bear interest at 4.5% per annum over the one‑month SOFR. In connection with the refinancing, Precision Marshall incurred approximately $0.9 million in debt acquisition costs, which will be capitalized as a contra-liability and amortized over the three-year term of the facility. The refinancing provides additional lending capacity to support future growth. The facility matures on December 30, 2028. As of  June 30, 2026, the outstanding balances on the Legacy Revolver, Legacy Term, and Legacy Capex were $26.0 million, $8.9 million, and $0, respectively.

The Legacy Revolver requires a lockbox arrangement, under which all receipts are swept daily to reduce outstanding borrowings. This arrangement, combined with a subjective acceleration clause in the credit agreement, requires the Legacy Revolver to be classified as a current liability on the balance sheet, notwithstanding its December 30, 2028 maturity. The acceleration clause permits the lender to forgo additional advances if it determines there has been a material adverse change in the Company's financial position or prospects reasonably likely to have a material adverse effect on its business, condition, operations, performance, or properties. Management believes no such material adverse change has occurred, and as of June 30, 2026, the lender had not notified the Company of any such determination. Management believes it will continue to borrow under the Legacy Revolver to fund operations over the term of the facility.

Loan with Fifth Third Bank (Precision Marshall)

Prior to its refinancing on December 30, 2025 (see above), Precision Marshall maintained a credit facility with Fifth Third Bank. As of  June 30, 2026, all borrowings under the facility had been fully repaid in connection with the refinancing, and Precision Marshall wrote off approximately $58,000 of unamortized debt acquisition costs. Accordingly, the outstanding balances at  June 30, 2026 and  September 30, 2025 were approximately $0 and $23.0 million, respectively, for the revolving loan; $0 and $1.3 million, respectively, for the original M&E term note; $0 and $2.1 million, respectively, for Kinetic Term Loan #1; and $0 and $1.7 million, respectively, for the Capex loan.

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

As of  June 30, 2026 and  September 30, 2025, the outstanding balance on the Eclipse Revolver was approximately $5.3 million and $6.7 million, respectively, and the outstanding balance on the Eclipse M&E loan was approximately $0.5 million and $1.0 million, respectively.

The Eclipse Revolver requires a lockbox arrangement, under which all receipts are swept daily to reduce outstanding borrowings. This arrangement, combined with a subjective acceleration clause in the credit agreement, requires the Eclipse Revolver to be classified as a current liability on the balance sheet, notwithstanding its May 18, 2029 maturity. The acceleration clause permits Eclipse to forgo additional advances if it determines there has been a material adverse change in Flooring Liquidators' financial position or prospects reasonably likely to have a material adverse effect on its business, condition, operations, performance, or properties. Management believes no such material adverse change has occurred, and as of June 30, 2026, Eclipse had not notified Flooring Liquidators of any such determination. Management believes it will continue to borrow under the Eclipse Revolver to fund operations over the term of the facility.

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

During the three months ended March 31, 2026, the Company determined that PMW was in default of the Fixed Charge Coverage Ratio (“FCCR”) covenant under the Credit Agreement, and the parties entered into a Forbearance Agreement and Fifth Amendment dated March 24, 2026 (“Fifth Amendment”), pursuant to which Fifth Third agreed to forbear from exercising its rights and remedies through June 15, 2026, and reduced the maximum availability under the Fifth Third Revolver from $15.0 million to $10.0 million. During the three months ended June 30, 2026, the Fifth Amendment expired without renewal. As a result, as of June 30, 2026, PMW was in default under its Revolving Credit Facility and related M&E Loan with Fifth Third Bank, and the lender had the right to accelerate all obligations, foreclose on collateral (including substantially all of PMW’s assets), and pursue other available remedies. Fifth Third’s potentially available rights and remedies are limited solely to PMW and its assets.  Fifth Third has no contractual recourse to the assets of Live Ventures or any of its other subsidiaries. Acceleration or enforcement could impair the Company’s investment in PMW, eliminate PMW’s contribution to consolidated results, or require financial support that could adversely affect the Company’s liquidity. As of June 30, 2026, all of PMW’s outstanding long‑term debt, totaling approximately $10.5 million, was classified as current. As of  June 30, 2026 and  September 30, 2025, the outstanding balance on the Fifth Third Revolver was approximately $7.6 million and $7.2 million, respectively, and the balance on the Fifth Third M&E Loan was approximately $3.0 million and $3.6 million, respectively.

Subsequent to June 30, 2026, on July 19, 2026, PMW and Fifth Third entered into a Forbearance Agreement and Sixth Amendment (the “Sixth Amendment”). Pursuant to the Sixth Amendment, Fifth Third agreed to forbear on the indebtedness through August 19, 2026. The Sixth Amendment waives Fixed Charge Coverage testing for June 30, 2026 and for any month‑end during the forbearance period, prohibits payments to the Company or its affiliates, and subjects PMW to certain deliverables established by Fifth Third during the forbearance period. There can be no assurance PMW will meet these conditions or otherwise repay or refinance the obligations by August 19, 2026 (see Note 18).

Bank Midwest Revolver Loan

On October 17, 2025, Vintage entered into an amended $8.0 million credit agreement with Bank Midwest (“Bank Midwest Revolver”). The amended Bank Midwest Revolver carries the same interest rate as the prior amendment and matures on October 17, 2026. As of  June 30, 2026 and  September 30, 2025, the outstanding balance on the Bank Midwest Revolver was $0.

Note payable to JCM Holdings

During October 2020, Marquis purchased a manufacturing facility, which it had previously leased, for approximately $2.5 million. Marquis entered into a $2.0 million loan agreement, secured by the facility, with the seller of the facility, in order to complete the purchase of the facility. The loan bears interest at 6.0%, due monthly, and matures January 2030. As of  June 30, 2026 and  September 30, 2025, the outstanding principal balance was approximately $0.9 million and $1.1 million, respectively.

Note Payable to Store Capital Acquisitions, LLC

On June 14, 2016, Marquis entered into a transaction with Store Capital Acquisitions, LLC. The transaction included a sale-leaseback of land owned by Marquis and a loan secured by the improvements on such land. The total aggregate proceeds received from the sale of the land and the loan was $10.0 million, which consisted of approximately $0.6 million from the sale of the land and a note payable of approximately $9.4 million. In connection with the transaction, Marquis entered into a lease with a 15-year term commencing on the closing of the transaction, which provides Marquis with an option to extend the lease upon the expiration of its term. The initial annual lease rate is $60,000. The proceeds from this transaction were used to pay down the BofA Revolver and Term loans, and related party loan, as well as to purchase a building from the previous owners of Marquis that was not purchased in the July 2015 transaction. The note payable bears interest at 9.3% per annum, with principal and interest due monthly. The note payable matures June 13, 2056. For the first five years of the note payable, there is a pre-payment penalty of 5.0%, which declines by 1.0% for each year the loan remains unpaid for the next five years. At the end of ten years, there is no pre-payment penalty. In connection with the note payable, Marquis incurred approximately $458,000 in transaction costs that are being recognized as a debt issuance cost and are being amortized and recorded as interest expense over the term of the note payable. The remaining principal balance was approximately $9.0 million as of  June 30, 2026 and  September 30, 2025, respectively.

Equipment Loans

On June 20, 2016 and August 5, 2016, Marquis entered into a transaction that provided for a master agreement and separate loan schedules (the “Equipment Loans”) with Banc of America Leasing & Capital, LLC that provided for the following as of  June 30, 2026:

Note #7 is for $5.0 million, secured by equipment. The Equipment Loan #7 is due February 2027, payable in 84 monthly payments of $59,000 beginning March 2020, with the final payment of $809,000, bearing interest at 3.2% per annum. As of  June 30, 2026 and  September 30, 2025, the balance was approximately $1.2 million and $1.7 million, respectively.

Note #8 is for approximately $3.4 million, secured by equipment. The Equipment Loan #8 is due September 2027, payable in 84 monthly payments of $46,000 beginning October 2020, bearing interest at 4.0%. As of  June 30, 2026 and  September 30, 2025, the balance was approximately $0.8 million and $1.1 million, respectively.

In December 2021, Marquis funded the acquisition of $5.5 million of new equipment under Note #9 of its master agreement. The Equipment Loan #9, which is secured by the equipment, matures December 2026, and is payable in 60 monthly payments of $92,000 beginning January 2022, with the final payment in the amount of approximately $642,000, bearing interest at 3.75% per annum. As of  June 30, 2026 and  September 30, 2025, the balance was approximately $1.1 million and $1.9 million, respectively.

In December 2022, Marquis funded the acquisition of $5.7 million of new equipment under Note #10 of its master agreement. The Equipment Loan #10, which is secured by the equipment, matures December 2029, and is payable in 84 monthly payments of $79,000, beginning January 2023, with the final payment in the amount of approximately $650,000, bearing interest at 6.5%. As of  June 30, 2026 and  September 30, 2025, the balance was approximately $3.5 million and $4.0 million, respectively.

Note 10:  Notes Payable - Related Parties

Long-term notes payable to related parties (see Note 15) as of  June 30, 2026 and  September 30, 2025 consisted of the following (in $000's):

	June 30,	September 30,
	2026	2025
Isaac Capital Group, LLC (Revolver), 12% interest rate, matures April 2030	$11,976	$11,615
Spriggs Investments, LLC (Flooring Liquidators), 12% interest rate, matures March 2028	800	800
Isaac Capital Group, LLC (PMW), 12% interest rate, matures December 2029	2,645	2,645
Isaac Capital Group, LLC (Flooring Liquidators), 12% interest rate, matures August 2029	7,021	5,000
Total notes payable - related parties	22,442	20,060
Less: unamortized debt issuance costs	(641)	(696)
Net amount	21,801	19,364
Less: current portion	—	(800)
Total long-term portion, notes payable - related parties	$21,801	$18,564

Future maturities of notes payable - related parties at  June 30, 2026 are as follows (in $000’s):

Twelve months ended June 30,
2028	$800
2029	6,962
2030	14,039
Total future maturities of notes payable - related parties	$21,801

Note 11:  Related Party Seller Notes

Seller notes as of  June 30, 2026 and  September 30, 2025 consisted of the following (in $000’s):

	June 30,	September 30,
	2026	2025
Related Party Seller Notes
Seller of Kinetic, 7.0% interest rate, matures September 2027	$3,000	$3,000
Seller of Central Steel, 8.0% interest rate, matures May 2029	825	1,031
Seller of Flooring Liquidators, 8.24% interest rate, matures February 2028	15,000	15,000
Total Related Party Seller Notes	18,825	19,031
Unamortized debt discount	(578)	(811)
Net amount	18,247	18,220
Less current portion	(275)	(275)
Long-term portion of seller notes - related parties	$17,972	$17,945

Future maturities of seller notes at  June 30, 2026 are as follows (in $000’s):

Twelve months ended June 30,
2027	$275
2028	17,697
2029	275
Total	$18,247

Note Payable to the Sellers of Kinetic

In connection with the purchase of Kinetic, on June 28, 2022, Kinetic entered into an employment agreement with the previous owner of Kinetic to serve as its Head of Equipment Operations. The employment agreement is for an initial term of five years and shall be automatically extended in 90-day increments unless either party provides notice as required under the agreement. Additionally, Precision Marshall entered into a seller financed loan in the amount of $3.0 million with the previous owner of Kinetic. Such seller financed loan bears interest at 7.0% per annum, with interest payable quarterly in arrears, and has a maturity date of September 27, 2027. As of  June 30, 2026 and  September 30, 2025, the remaining principal balance was $3.0 million.

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

On February 25, 2025, Flooring Liquidators, Flooring Affiliated Holdings, and the Company entered into a binding Memorandum of Understanding (“MOU”) with the previous owner of Flooring Liquidators under which the principal amount of the Seller Note was reduced from $34.0 million to $15.0 million. The relevant portion of the MOU was later superseded by a Second Amendment to Seller Note (the “Amended Seller Note”). The Amended Seller Note bears interest at 8.24% per annum effective January 1, 2025, and matures in February 2028, with interest payments due monthly beginning February 2025. The Company determined that the fair value of the Amended Seller Note was approximately $14.0 million, reflecting a $1.0 million discount. In an event of default under the Amended Seller Note, or if the Company defaults in making any payment it is required to make pursuant to the Amended Seller Note, the note holders may revoke the principal reduction, in which case the aggregate outstanding principal balance of the Amended Seller Note will increase by $19.0 million to $34.0 million. As of  June 30, 2026 and  September 30, 2025, the carrying value of the Amended Seller Note was approximately $15.0 million.

Note Payable to the Seller of Central Steel

In connection with the purchase of Central Steel, on May 15, 2024, Precision Marshall entered into an employment agreement with the previous owner of Central Steel to serve as its President. The employment agreement is for an initial term of two years and shall be deemed to be automatically extended, upon the same terms and conditions, for a period of one year, unless either party provides written notice of its or his intention not to extend the term at least 90 days prior to the end of the initial term. Additionally, Precision Marshall entered into a seller financed loan in the amount of $1.1 million with the previous owner of Central Steel (the "Sellers Subordinated Promissory Note"). The Sellers Subordinated Promissory Note bears interest at 8.0% per annum, with interest payable quarterly in arrears. The Sellers Subordinated Promissory Note has a maturity date of May 15, 2029. As of  June 30, 2026 and  September 30, 2025, the remaining principal balance was $0.8 million and $1.0 million, respectively.

Note 12:  Stockholders’ Equity

Series E Convertible Preferred Stock

As of each of  June 30, 2026 and  September 30, 2025, there were 47,840 shares of Series E Convertible Preferred Stock issued and outstanding.

Treasury Stock

As of each of  June 30, 2026 and  September 30, 2025, the Company had 754,391 shares of Treasury Stock. During the nine months ended June 30, 2025, the Company repurchased 59,704 shares of its common stock for approximately $528,000, and the average price paid per share was $8.85. The Company did not repurchase any shares of its common stock during the nine months ended June 30, 2026.

Note 13:  Stock-Based Compensation

Our 2014 Omnibus Equity Incentive Plan (the “2014 Plan”) authorizes the issuance of distribution equivalent rights, incentive stock options, non-qualified stock options, performance stock, performance units, restricted ordinary shares, restricted stock units, stock appreciation rights, tandem stock appreciation rights and unrestricted ordinary shares to our directors, officers, employees, consultants, and advisors. The Company has reserved up to 300,000 shares of common stock for issuance under the 2014 Plan.

From time to time, the Company grants stock options to directors, officers, and employees. These awards are valued at the grant date by determining the fair value of the instruments. The value of each award is amortized on a straight-line basis over the requisite service period.

The Company recognized compensation expense of approximately $50,000 during each of the three months ended  June 30, 2026 and 2025, and approximately $150,000 during each of the nine months ended June 30, 2026 and 2025, related to stock option awards and restricted stock awards granted to certain employees and officers based on the grant date fair value of the awards, and the revaluation for existing options whereby the expiration date was extended.

As of  June 30, 2026, the Company had approximately $0.3 million of unrecognized compensation expense associated with restricted stock awards.

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

The following table presents the computation of basic and diluted net earnings per share (in $000's):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Basic
Net income (loss)	$(1,058)	$5,388	$(3,570)	$21,746
Weighted average common shares outstanding	3,071,656	3,081,970	3,071,656	3,101,646
Basic earnings (loss) per share	$(0.34)	$1.75	$(1.16)	$7.01

Diluted
Net income (loss) applicable to common stock	$(1,058)	$5,388	$(3,570)	$21,746
Weighted average common shares outstanding	3,071,656	3,081,970	3,071,656	3,101,646
Add: Restricted Stock Units	—	29,116	—	29,116
Add: ICG convertible debt	—	1,245,030	—	1,245,030
Add: Series E Preferred Stock	—	239	—	239
Assumed weighted average common shares outstanding	3,071,656	4,356,355	3,071,656	4,376,031
Diluted earnings (loss) per share	$(0.34)	$1.24	$(1.16)	$4.97

Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of shares of Common Stock outstanding for the period. Diluted EPS is computed by dividing net income by the sum of the weighted average number of shares of Common Stock outstanding and the effect of dilutive securities. No diluted EPS computation was made for the three or nine months ended  June 30, 2026, as the Company recorded a net loss. Had the Company calculated diluted EPS for the three and nine months ended  June 30, 2026, the total assumed weighted average common shares outstanding would have been 4,626,636, and included 29,116 restricted stock units and approximately 1.5 million shares issuable upon the conversion of debt.

Note 15:  Related Party Transactions

Transactions with Isaac Capital Group, LLC

Jon Isaac, the Company’s President and Chief Executive Officer, is the President and sole member of ICG and therefore has sole voting and dispositive power over the shares of the Company held by ICG. Jon Isaac, in his personal capacity, owns 217,177 shares of common stock, ICG owns 1,399,523 shares of common stock, and if ICG were to convert all of its outstanding convertible debt (see below), it would have the contractual right to acquire up to 1,525,612 shares of common stock; as a result, ICG beneficially controls approximately 68.4% of the outstanding voting power of the Company.

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

On April 8, 2025, the Company entered into the Fourth Amendment to the ICG Revolver, which (i) extended the maturity date to April 8, 2030, (ii) increased the amount of available revolving credit under the facility to $12.0 million, and (iii) established a Fixed Conversion Price of $7.85 per share for obligations outstanding under the ICG Revolver, exercisable at the discretion of Mr. Isaac. The Company evaluated the amendment under ASC 470-50 and concluded that the transaction represented an extinguishment of the existing debt given that the amendment introduced a substantive conversion feature. Management assessed the fair value of the amended instrument as of the amendment date. That assessment indicated that the fair value of the amended note, inclusive of the conversion feature, exceeded the fair value of the note without the conversion feature by approximately $6.0 million, which was treated as a non-cash capital contribution from the lender for accounting purposes because the lender was the majority shareholder of the Company. Accordingly, the Company recorded the excess as a distribution from Retained Earnings, with a corresponding credit to Additional Paid-In Capital, which is presented on the unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity as an “In-Substance Distribution”.

As of  June 30, 2026, Jon Isaac, through ICG, had the contractual right to acquire up to 1,525,612 shares of the Company’s common stock, based on the outstanding balance of the debt as of that date. As of  June 30, 2026, no obligations under the ICG Revolver have been converted into the Company’s common stock. As of  June 30, 2026 and  September 30, 2025, the outstanding balance on the ICG Revolver was $12.0 million and $11.6 million, respectively.

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

On February 17, 2026, Flooring Affiliated Holdings, LLC entered into a First Amendment to the ICG Flooring Liquidators Loan. The amendment (i) capitalized all accrued and unpaid interest, including default‑rate interest, resulting in an acknowledged outstanding principal balance of approximately $6.6 million as of the amendment date; (ii) added a 1.0% amendment fee of approximately $66,000, which was fully earned and capitalized into principal, increasing the total outstanding principal to approximately $6.7 million; and (iii) extended the loan’s maturity date from January 18, 2028 to August 18, 2029. The Company, as guarantor, consented to the amendment and reaffirmed its unconditional guaranty of the note. As of  June 30, 2026 and  September 30, 2025, the outstanding balance on this loan was $7.0 million and $5.0 million, respectively.

ICG PMW Note

On December 14, 2024, in connection with the Settlement Agreement of the PMW Seller Financed Loans, the Company, as borrower, entered into a promissory note for the benefit of ICG in the amount of approximately $2.6 million (“ICG PMW Note”). The Company received proceeds of approximately $1.9 million from ICG, which was used to settle the loans plus accrued interest. The $0.7 million discount is being accreted to interest expense using the effective interest rate method, as required by GAAP, over the term of the note. The ICG PMW Note matures on December 17, 2029, and bears interest at the contractual rate of 12.0% per annum. Interest is payable in arrears on the first business day of each month commencing on January 2, 2025. As of  June 30, 2026 and  September 30, 2025, the balance on this note was approximately $2.6 million.

Transactions with Vintage Stock CEO

Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, a wholly owned subsidiary of the Company, is the sole member of Spriggs Investments, LLC (“Spriggs Investments”).

Spriggs Promissory Note II

On January 19, 2023, in connection with the acquisition of Flooring Liquidators, the Company executed a promissory note in favor of Spriggs Investments in the initial principal amount of $1.0 million (the "Spriggs Loan II"). The loan was originally scheduled to mature on July 31, 2024, and bore interest at 12% per annum. On February 29, 2024, the Company entered into a loan modification agreement that required principal payments of not less than $300,000 per 90‑day period following full repayment of the Spriggs Promissory Note I, and extended the maturity date to July 31, 2025. Subsequent amendments further extended the maturity date to July 31, 2026, and maintained the monthly payment provisions in effect at that time. On July 6, 2026, the Company executed an additional loan modification agreement that superseded the prior payment terms, extended the maturity date to March 31, 2028, and provided that all monthly payments through maturity consist solely of interest, with the outstanding principal due in full at maturity. As of  June 30, 2026 and  September 30, 2025, the principal amount owed was $0.8 million.

Transactions with ALT5 Sigma Corporation, formerly JanOne Inc.

Tony Isaac, a member of the Company's board of directors, and father of the Company's Chief Executive Officer, Jon Isaac, is the Chief Executive Officer, President and a director of AI Financial Corporation (“AI Financial”), formerly ALT5 Sigma Corporation.

Lease Agreement

AI Financial rents approximately 9,900 square feet of office space from the Company at its Las Vegas office, which totals 16,500 square feet. ALT5 paid the Company $70,000 and $28,000 in rent and other reimbursed expenses for the three months ended  June 30, 2026 and 2025, respectively, and $238,000 and $86,000 for the nine months ended June 30, 2026 and 2025, respectively.

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

Note 16:  Commitments and Contingencies

Litigation

SEC Investigation

The Company and certain of its executive officers are defendants in a civil enforcement action filed by the Securities and Exchange Commission (“SEC”) on August 2, 2021, in the United States District Court for the District of Nevada. The SEC’s Amended Complaint alleges various violations of the federal securities laws related to the Company’s financial reporting, disclosures, and executive compensation during the period from 2016 through 2018. The SEC seeks remedies including permanent injunctions, officer‑and‑director bars, disgorgement, and civil penalties. The Company and the executive officers deny the allegations.

On October 1, 2021, the Company Defendants and third-party defendants moved to dismiss the SEC complaint. On September 7, 2022, the court denied the Company Defendants’ Motion to Dismiss but granted one of the third-party defendant’s Motions to Dismiss, granting the SEC leave to file an Amended Complaint. On September 21, 2022, the SEC filed an Amended Complaint to which the Company Defendants filed an Answer on October 11, 2022, denying liability. The court subsequently entered a discovery scheduling order, and the parties exchanged initial disclosures. The parties participated in a mediation in June 2023. The mediation was not successful. Fact discovery was completed on May 20, 2024. The parties completed expert discovery in September 2024 and filed cross Motions for Summary Judgment in October 2024. On February 10, 2026, the Court entered an order denying the parties’ cross motions for summary judgment. The Court has not yet set a trial date for this matter.

Sieggreen Class Action

On August 13, 2021, Daniel E. Sieggreen, individually and on behalf of all others similarly situated claimants (the "Plaintiff"), filed a class action Complaint for violation of federal securities laws in the United States District Court for the District of Nevada, naming the Company, Jon Isaac, the Company's current President and Chief Executive Officer, and Virland Johnson, the Company's former Chief Financial Officer, as defendants (collectively, the "Company Defendants"). The allegations asserted are similar to those in the SEC Complaint. Among other sought relief, the complaint seeks damages in connection with the purchases and sales of the Company’s securities between December 28, 2016 and August 3, 2021. As of December 17, 2021, the judge granted a stipulation to stay proceedings pending the resolutions of the Motions to Dismiss in the SEC Complaint. On February 1, 2023, the final Motion to Dismiss relating to the SEC Complaint was denied, which was subsequently noticed in the Sieggreen action on February 2, 2023. Plaintiff filed an Amended Complaint on March 6, 2023. On May 5, 2023, the Company Defendants filed a Motion to Dismiss the Amended Complaint. The Motion to Dismiss was heard and granted with Leave to Amend on September 30, 2024. The Second Amended Complaint was filed on October 31, 2024. We filed a Motion to Dismiss the Second Amended Complaint on December 16, 2024 and the briefing is complete. On September 30, 2025, the Court denied the motion to dismiss the Second Amended Complaint. The Company filed its response on December 1, 2025, and the parties are currently engaged in discovery. On July 27, 2026, the Court continued the class certification deadline to November 13, 2026, while discovery remains ongoing.

Wage and Hour Matter

On July 27, 2022, Irma Sanchez, a former employee of Elite Builder Services, Inc. (“Elite Builders”), filed a class action Complaint against Elite Builders in the Superior Court of California, County of Alameda, which case was transferred to Stanislaus Count. The Complaint alleges that Elite Builders failed to pay all minimum and overtime wages, failed to provide lawful meal periods and rest breaks, failed to provide accurate itemized wage statements, and failed to pay all wages due upon separation as required by California law. The Complaint was later amended as a matter of right on October 4, 2022. Further, Ms. Sanchez has put the Labor & Workforce Development Agency on notice of her intention to exhaust administrative remedies and enable her to bring an additional claim under the California Labor Code Private Attorneys General Act, which permits an employee to assert a claim for violations of certain California Labor Code provisions on behalf of all aggrieved employees to recover statutory penalties. The parties agreed to participate in mediation and exchanged materials in preparation. Counsel for the plaintiff has requested multiple extensions of the mediation timeline and did not meet a previously scheduled discovery‑related deadline. The case management conference, which had been scheduled for August 3, 2026, was continued to December 7, 2026, with mediation anticipated to occur in October 2026.

General

The Company is involved in various claims and lawsuits arising in the normal course of business. The ultimate results of claims and litigation cannot be predicted with certainty. The Company currently believes that the ultimate outcome of such lawsuits and proceedings will not, individually, or in the aggregate, have a material adverse effect on our unaudited condensed consolidated financial position, results of operations or cash flows. As applicable, liabilities pertaining to these matters, that are probable and estimable, have been accrued.

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

•

The Retail–Flooring segment, which includes Flooring Liquidators, operates 29 warehouse-format stores and a design center across four states. It serves as a leading retailer and installer of flooring, carpeting, and countertops for consumers, builders, and contractors in California and Nevada.

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

This segmentation aligns with the internal reporting structure used by the CODM to evaluate performance and guide strategic decision-making. The CODM does not review any measures of significant segment expenses beyond those reflected in the tables below (in $000’s):

					Total
	Retail-	Retail-	Flooring	Steel	Reportable	Corporate	Intercompany
Three Months Ended June 30, 2026	Entertainment	Flooring	Manufacturing	Manufacturing	Segments	and Other	Eliminations	Total
Revenue	$21,426	$21,434	$31,813	$36,271	$110,944	$6	$(2,039)	$108,911
Cost of revenue	9,138	13,475	23,614	27,355	73,582	3	(1,770)	71,815
Gross profit	12,288	7,959	8,199	8,916	37,362	3	(269)	37,096
Gross profit percentage	57.4%	37.1%	25.8%	24.6%	33.7%	50.0%	13.2%	34.1%
Operating expenses:
General and administrative expenses	8,958	11,026	1,975	4,884	26,843	869	(125)	27,587
Sales and marketing expenses	230	113	3,703	172	4,218	8	—	4,226
Impairment expense	—	—	—	—	—	—	—	—
Total operating expenses	9,188	11,139	5,678	5,056	31,061	877	(125)	31,813
Operating income (loss)	3,100	(3,180)	2,521	3,860	6,301	(874)	(144)	5,283
Other income (expense):
Interest expense, net	38	(858)	(915)	(1,639)	(3,374)	(461)	—	(3,835)
Other income, net	(83)	3	(16)	(61)	(157)	9	86	(62)
Total expense, net	(45)	(855)	(931)	(1,700)	(3,531)	(452)	86	(3,897)
Income (loss) before income taxes	$3,055	$(4,035)	$1,590	$2,160	$2,770	$(1,326)	$(58)	$1,386

					Total
	Retail-	Retail-	Flooring	Steel	Reportable	Corporate	Intercompany
Adjusted EBITDA	Entertainment	Flooring	Manufacturing	Manufacturing	Segments	and Other	Eliminations	Total
Income (loss) before income taxes	$3,055	$(4,035)	$1,590	$2,160	$2,770	$(1,326)	$(58)	$1,386
Interest income (expense), net	(38)	858	915	1,639	3,374	461	—	3,835
Depreciation and amortization	298	1,243	898	1,390	3,829	5	—	3,834
Other adjustments	—	50	—	193	243	—	—	243
Adjusted EBITDA	$3,315	$(1,884)	$3,403	$5,382	$10,216	$(860)	$(58)	$9,298

					Total
	Retail-	Retail-	Flooring	Steel	Reportable	Corporate	Intercompany
Three Months Ended June 30, 2025	Entertainment	Flooring	Manufacturing	Manufacturing	Segments	and Other	Eliminations	Total
Revenue	$19,017	$30,373	$30,959	$33,793	$114,142	$8	$(1,620)	$112,530
Cost of revenue	8,092	19,604	22,413	26,012	76,121	3	(1,881)	74,243
Gross profit	10,925	10,769	8,546	7,781	38,021	5	261	38,287
Gross profit percentage	57.4%	35.5%	27.6%	23.0%	33.3%	62.5%	(16.1)%	34.0%
Operating expenses:
General and administrative expenses	8,444	11,533	2,153	5,342	27,472	(8)	(1,189)	26,275
Sales and marketing expenses	164	(31)	3,717	154	4,004	5	—	4,009
Total operating expenses	8,608	11,502	5,870	5,496	31,476	(3)	(1,189)	30,284
Operating income (loss)	2,317	(733)	2,676	2,285	6,545	8	1,450	8,003
Other income (expense):
Interest expense, net	—	(901)	(1,092)	(1,429)	(3,422)	(432)	—	(3,854)
Other income, net	5	1,614	32	1,558	3,209	97	—	3,306
Total income (expense), net	5	713	(1,060)	129	(213)	(335)	—	(548)
Income (loss) before income taxes	$2,322	$(20)	$1,616	$2,414	$6,332	$(327)	$1,450	$7,455

					Total
	Retail-	Retail-	Flooring	Steel	Reportable	Corporate	Intercompany
Adjusted EBITDA	Entertainment	Flooring	Manufacturing	Manufacturing	Segments	and Other	Eliminations	Total
Income (loss) before income taxes	$2,322	$(20)	$1,616	$2,414	$6,332	$(327)	$1,450	$7,455
Interest expense, net	—	901	1,092	1,429	3,422	432	—	3,854
Depreciation and amortization	250	1,316	943	2,033	4,542	5	—	4,547
Employee Retention Credit	—	(1,469)	—	—	(1,469)	—	—	(1,469)
Holdback settlement	—	—	—	(1,257)	(1,257)	—	—	(1,257)
Other adjustments	—	50	—	8	58	—	—	58
Adjusted EBITDA	$2,572	$778	$3,651	$4,627	$11,628	$110	$1,450	$13,188

					Total
	Retail-	Retail-	Flooring	Steel	Reportable	Corporate	Intercompany
Nine Months Ended June 30, 2026	Entertainment	Flooring	Manufacturing	Manufacturing	Segments	and Other	Eliminations	Total
Revenue	$66,252	$66,969	$90,958	$100,679	$324,858	$17	$(4,521)	$320,354
Cost of revenue	28,110	43,930	67,401	78,218	217,659	11	(4,345)	213,325
Gross profit	38,142	23,039	23,557	22,461	107,199	6	(176)	107,029
Gross profit percentage	57.6%	34.4%	25.9%	22.3%	33.0%	35.3%	3.9%	33.4%
Operating expenses:
General and administrative expenses	26,456	33,669	5,477	14,172	79,774	2,982	354	83,110
Sales and marketing expenses	604	837	11,264	455	13,160	21	—	13,181
Impairment expense	—	—	—	4,013	4,013	—	—	4,013
Total operating expenses	27,060	34,506	16,741	18,640	96,947	3,003	354	100,304
Operating income (loss)	11,082	(11,467)	6,816	3,821	10,252	(2,997)	(530)	6,725
Other income (expense):
Interest expense, net	87	(2,701)	(2,778)	(4,382)	(9,774)	(1,514)	—	(11,288)
Other income, net	(139)	1,462	22	(180)	1,165	14	86	1,265
Total income (expense), net	(52)	(1,239)	(2,756)	(4,562)	(8,609)	(1,500)	86	(10,023)
Income (loss) before income taxes	$11,030	$(12,706)	$4,060	$(741)	$1,643	$(4,497)	$(444)	$(3,298)

					Total
	Retail-	Retail-	Flooring	Steel	Reportable	Corporate	Intercompany
Adjusted EBITDA	Entertainment	Flooring	Manufacturing	Manufacturing	Segments	and Other	Eliminations	Total
Income (loss) before income taxes	$11,030	$(12,706)	$4,060	$(741)	$1,643	$(4,497)	$(444)	$(3,298)
Interest expense, net	(87)	2,701	2,778	4,382	9,774	1,514	—	11,288
Depreciation and amortization	868	3,837	2,757	4,202	11,664	15	—	11,679
Impairment expense	—	—	—	4,013	4,013	—	—	4,013
Employee Retention Credit	—	(1,400)	—	—	(1,400)	—	—	(1,400)
Other adjustments	—	150	—	536	686	—	—	686
Adjusted EBITDA	$11,811	$(7,418)	$9,595	$12,392	$26,380	$(2,968)	$(444)	$22,968

					Total
	Retail-	Retail-	Flooring	Steel	Reportable	Corporate	Intercompany
Nine Months Ended June 30, 2025	Entertainment	Flooring	Manufacturing	Manufacturing	Segments	and Other	Eliminations	Total
Revenue	$58,758	$89,519	$91,596	$98,569	$338,442	$70	$(7,461)	$331,051
Cost of revenue	24,881	57,533	68,498	78,192	229,104	10	(6,860)	222,254
Gross profit	33,877	31,986	23,098	20,377	109,338	60	(601)	108,797
Gross profit percentage	57.7%	35.7%	25.2%	20.7%	32.3%	85.7%	8.1%	32.9%
Operating expenses:
General and administrative expenses	25,179	37,326	6,116	14,300	82,921	2,935	(1,189)	84,667
Sales and marketing expenses	475	309	12,068	404	13,256	17	—	13,273
Total operating expenses	25,654	37,635	18,184	14,704	96,177	2,952	(1,189)	97,940
Operating income (loss)	8,223	(5,649)	4,914	5,673	13,161	(2,892)	588	10,857
Other income (expense):
Interest expense, net	(39)	(3,354)	(3,336)	(4,200)	(10,929)	(1,020)	—	(11,949)
Other income, net	516	24,407	82	4,798	29,803	420	—	30,223
Total income (expense), net	477	21,053	(3,254)	598	18,874	(600)	—	18,274
Income (loss) before income taxes	$8,700	$15,404	$1,660	$6,271	$32,035	$(3,492)	$588	$29,131

					Total
	Retail-	Retail-	Flooring	Steel	Reportable	Corporate	Intercompany
Adjusted EBITDA	Entertainment	Flooring	Manufacturing	Manufacturing	Segments	and Other	Eliminations	Total
Income (loss) before income taxes	$8,700	$15,404	$1,660	$6,271	$32,035	$(3,492)	$588	$29,131
Interest expense, net	39	3,354	3,336	4,200	10,929	1,020	—	11,949
Depreciation and amortization	755	3,951	2,814	5,827	13,347	15	—	13,362
Gain on note modification	—	(22,784)	—	—	(22,784)	—	—	(22,784)
Employee Retention Credit	(356)	(1,468)	—	—	(1,824)	—	—	(1,824)
Other adjustments	—	(56)	—	(4,399)	(4,455)	—	—	(4,455)
Adjusted EBITDA	$9,138	$(1,599)	$7,810	$11,899	$27,248	$(2,457)	$588	$25,379

Note 18:  Subsequent Events

The Company has evaluated subsequent events through the date these unaudited condensed financial statements were issued and determined that the following material events occurred after  June 30, 2026:

Sixth Amendment to Credit Facility - PMW

As discussed in Note 9, PMW was in default under its Revolving Credit Facility and related M&E Loan with Fifth Third Bank as of June 30, 2026. On July 19, 2026, PMW and Fifth Third entered into the Sixth Amendment, which extended forbearance through August 19, 2026, subject to PMW satisfying certain deliverables established by Fifth Third during the forbearance period. PMW’s ability to meet these deliverables or otherwise repay or refinance the obligations by August 19, 2026 remains uncertain.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and nine months ended June 30, 2026, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (the “2025 Form 10-K”).

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

Retail-Flooring Segment

Our Retail-Flooring Segment is composed of Flooring Liquidators, Inc. (“Flooring Liquidators”).

Flooring Liquidators is a leading retailer and installer of flooring, carpeting, and countertops to consumers, builders, and contractors in California and Nevada, operating 29 warehouse-format stores and a design center. Over the years, the company has established a strong reputation for innovation, efficiency, and service in the home renovation and improvement market. Flooring Liquidators serves retail and builder customers through two businesses: retail customers through its Flooring Liquidators retail stores, and builder and contractor customers through Elite Builder Services, Inc.

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

Steel Manufacturing Segment

Our Steel Manufacturing segment is comprised of Precision Metal Works, Inc. (“PMW”), Precision Industries, Inc. (“Precision Marshall”), and its wholly-owned subsidiaries The Kinetic Co., Inc. (“Kinetic”), and Central Steel Fabricators, LLC (“Central Steel”).

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

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant and material impact on amounts reported in these unaudited condensed consolidated financial statements. Estimates and assumptions are based on management's experience and other information available prior to the issuance of our unaudited condensed consolidated financial statements. Our actual realized results may differ materially from management’s initial estimates as reported. Our critical and significant accounting policies include Trade Receivables, Inventories, Goodwill, Revenue Recognition, Fair Value Measurements, and Income Taxes. For a summary of our significant accounting policies and the means by which we develop estimates thereon, see Part II, Item 8 – Financial Statement and Supplementary Data - Notes to Consolidated Financial Statements Note 2 – Summary of Significant Accounting Policies in our 2025 Form 10-K.

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

Results of Operations Three Months Ended June 30, 2026 and 2025

The following table sets forth certain statement of income items and as a percentage of revenue, for the three months ended June 30, 2026 and 2025 (in $000’s):

	Three Months Ended		Three Months Ended
	June 30, 2026		June 30, 2025
		% of Total		% of Total
		Revenue		Revenue
Selected Data
Revenue	$108,911		$112,530
Gross profit	37,096	34.1%	38,287	34.0%
General and administrative expenses	27,587	25.3%	26,275	23.3%
Sales and marketing expenses	4,226	3.9%	4,009	3.6%
Interest expense, net	3,835	3.5%	3,854	3.4%
Income (loss) before provision for income taxes	1,386	1.3%	7,455	6.6%
Provision for (benefit from) income taxes	2,444	2.2%	2,067	1.8%
Net income (loss)	$(1,058)	(1.0)%	$5,388	4.8%

Adjusted EBITDA (a)
Retail-Entertainment	$3,315		$2,572
Retail-Flooring	(1,884)		778
Flooring Manufacturing	3,403		3,651
Steel Manufacturing	5,382		4,627
Intercompany Eliminations	(58)		1,450
Corporate & Other	(860)		110
Total Adjusted EBITDA	$9,298		$13,188

Adjusted EBITDA as a percentage of revenue
Retail-Entertainment	15.5%		13.5%
Retail-Flooring	(8.8)%		2.6%
Flooring Manufacturing	10.7%		11.8%
Steel Manufacturing	14.8%		13.7%
Intercompany Eliminations	N/A		N/A
Corporate & Other	N/A		N/A
Consolidated adjusted EBITDA as a percentage of revenue	8.5%		11.7%

(a)    See reconciliation of net income to Adjusted EBITDA below.

The following table sets forth revenue by segment (in $000’s):

	For the Three Months Ended		For the Three Months Ended
	June 30, 2026		June 30, 2025
		% of		% of
	Net	Total	Net	Total
	Revenue	Revenue	Revenue	Revenue
Revenue
Retail-Entertainment	$21,426	19.7%	$19,017	16.9%
Retail-Flooring	21,434	19.7%	30,373	27.0%
Flooring Manufacturing	31,813	29.2%	30,959	27.5%
Steel Manufacturing	36,271	33.3%	33,793	30.0%
Intercompany Eliminations	(2,039)	(1.9)%	(1,620)	(1.4)%
Corporate & Other	6	0.0%	8	0.0%
Total Revenue	$108,911	100.0%	$112,530	100.0%

The following table sets forth gross profit earned by segment and gross profit as a percentage of total revenue for each segment (in $000’s):

	For the Three Months Ended		For the Three Months Ended
	June 30, 2026		June 30, 2025
		Gross Profit		Gross Profit
	Gross	% of Total	Gross	% of Total
	Profit	Revenue	Profit	Revenue
Gross Profit
Retail-Entertainment	$12,288	11.3%	$10,925	9.7%
Retail-Flooring	7,959	7.3%	10,769	9.6%
Flooring Manufacturing	8,199	7.5%	8,546	7.6%
Steel Manufacturing	8,916	8.2%	7,781	6.9%
Intercompany Eliminations	(269)	(0.2)%	261	0.2%
Corporate & Other	3	0.0%	5	0.0%
Total Gross Profit	$37,096	34.1%	$38,287	34.0%

Revenue

Revenue decreased approximately $3.6 million, or 3.2%, to $108.9 million for the quarter ended June 30, 2026, compared to $112.5 million in the prior-year period. Revenue decreased primarily due to a decline of approximately $9.0 million in the Retail-Flooring segment, partially offset by increases of approximately $2.4 million in the Retail-Entertainment segment, $1.8 million in the Steel Manufacturing segment, and $1.1 million in the Flooring Manufacturing segment.

Gross Profit

Gross profit decreased approximately $1.2 million, or 3.1%, to $37.1 million for the quarter ended June 30, 2026, compared to $38.3 million in the prior-year period. The decline was driven primarily by lower revenue in the Retail-Flooring segment. Gross margin increased approximately 10 basis points to 34.1%, compared to 34.0% in the prior-year period, reflecting improved margins in the Retail-Flooring and Steel Manufacturing segments.

General and Administrative Expense

General and Administrative expenses increased by approximately 5.0% to $27.6 million for the three months ended June 30, 2026, as compared to $26.3 million for the three months ended June 30, 2025. The increase was driven primarily by higher compensation in our Retail-Entertainment and Flooring Manufacturing segments and by higher compensation and professional fees at the corporate level. These increases were partially offset by lower G&A expense in our Retail-Flooring segment, primarily due to reduced compensation, as well as lower G&A expense in our Steel Manufacturing segment due mainly to reduced depreciation and other costs.

Sales and Marketing Expense

Sales and marketing expense increased 5.4% to approximately $4.2 million for the three months ended June 30, 2026, compared with the three months ended June 30, 2025, primarily reflecting higher sales and marketing activity in the Retail-Flooring and Retail-Entertainment segments.

Interest Expense, net

Interest expense, net, was approximately $3.8 million for both the three months ended June 30, 2026, and the three months ended June 30, 2025.

Results of Operations Nine Months Ended June 30, 2026 and 2025

The following table sets forth certain statement of income items and as a percentage of revenue, for the nine months ended June 30, 2026 and 2025 (in $000’s):

	For the Nine Months Ended		For the Nine Months Ended
	June 30, 2026		June 30, 2025
		% of Total		% of Total
		Revenue		Revenue
Statement of Income Data:
Revenue	$320,354		$331,051
Gross profit	107,029	33.4%	108,797	32.9%
General and administrative expenses	83,110	25.9%	84,667	25.6%
Sales and marketing expenses	13,181	4.1%	13,273	4.0%
Interest expense, net	11,288	3.5%	11,949	3.6%
Income (loss) before provision for income taxes	(3,298)	(1.0)%	29,131	8.8%
Provision for (benefit from) income taxes	272	0.1%	7,385	2.2%
Net income (loss)	$(3,570)	(1.1)%	$21,746	6.6%

Adjusted EBITDA (a)
Retail-Entertainment	$11,811		$9,138
Retail-Flooring	(7,418)		(1,599)
Flooring Manufacturing	9,595		7,810
Steel Manufacturing	12,392		11,899
Intercompany Eliminations	(444)		588
Corporate & Other	(2,968)		(2,457)
Total Adjusted EBITDA	$22,968		$25,379

Adjusted EBITDA as a percentage of revenue
Retail-Entertainment	17.8%		15.6%
Retail-Flooring	(11.1)%		(1.8)%
Flooring Manufacturing	10.5%		8.5%
Steel Manufacturing	12.3%		12.1%
Intercompany Eliminations	N/A		N/A
Corporate & Other	N/A		N/A
Consolidated adjusted EBITDA as a percentage of revenue	7.2%		7.7%

(a)    See reconciliation of net income to Adjusted EBITDA below.

The following table sets forth revenue by segment (in $000’s):

	For the Nine Months Ended		For the Nine Months Ended
	June 30, 2026		June 30, 2025
	Net	% of	Net	% of Total
	Revenue	Total Revenue	Revenue	Revenue
Revenue
Retail-Entertainment	$66,252	20.7%	$58,758	17.7%
Retail-Flooring	66,969	20.9%	89,519	27.0%
Flooring Manufacturing	90,958	28.4%	91,596	27.7%
Steel Manufacturing	100,679	31.4%	98,569	29.8%
Intercompany Eliminations	(4,521)	(1.4)%	(7,461)	(2.3)%
Corporate & other	17	0.0%	70	0.0%
Total Revenue	$320,354	100.0%	$331,051	100.0%

The following table sets forth gross profit earned by segment and gross profit as a percentage of total revenue for each segment (in $000’s):

	For the Nine Months Ended		For the Nine Months Ended
	June 30, 2026		June 30, 2025
		Gross Profit		Gross Profit
	Gross	% of Total	Gross	% of Total
	Profit	Revenue	Profit	Revenue
Gross Profit
Retail-Entertainment	$38,142	11.9%	$33,877	10.2%
Retail-Flooring	23,039	7.2%	31,986	9.7%
Flooring Manufacturing	23,557	7.4%	23,098	7.0%
Steel Manufacturing	22,461	7.0%	20,377	6.2%
Intercompany Eliminations	(176)	(0.1)%	(601)	(0.2)%
Corporate & other	6	0.0%	60	0.0%
Total Gross Profit	$107,029	33.4%	$108,797	32.9%

Revenue

Revenue decreased approximately $10.7 million, or 3.2%, to $320.4 million for the nine months ended June 30, 2026, compared to $331.1 million in the prior-year period. Revenue decreased primarily due to a decline of approximately $22.6 million in the Retail-Flooring segment, partially offset by increases of approximately $7.5 million in the Retail-Entertainment segment, $2.3 million in the Flooring Manufacturing segment, and $2.1 million in the Steel Manufacturing segment.

Gross Profit

Gross profit decreased by approximately $1.8 million, or 1.6%, to approximately $107.0 million for the nine months ended June 30, 2026, compared to $108.8 million in the prior-year period, primarily due to lower revenue in the Retail-Flooring segment. Gross margin increased 50 basis points to 33.4%, compared to 32.9% in the prior-year period, reflecting improved operating efficiencies in the Flooring Manufacturing and Steel Manufacturing segments, as well as a more favorable revenue mix, as the higher-margin Retail-Entertainment segment represented a larger share of consolidated revenue.

General and Administrative Expense

General and Administrative expenses decreased by 1.8% to approximately $83.1 million for the nine months ended June 30, 2026, as compared to the prior-year period. The decrease was driven primarily by targeted cost-reduction initiatives in our Retail-Flooring segment, including lower compensation expense and reduced bank and credit card fees, partially offset by increased compensation, depreciation, and occupancy costs in our Retail-Entertainment segment, as well as higher professional fees in our Retail-Flooring segment.

Sales and Marketing Expense

Sales and marketing expense was essentially unchanged for the nine months ended June 30, 2026, as compared to the prior-year period.

Impairment of Goodwill

During the nine months ended June 30, 2026, PMW recognized a $4.0 million goodwill impairment charge due to sustained operating losses and revenue and gross margin performance below internal projections (see Note 7). No goodwill impairment charges were recognized during the nine months ended June 30, 2025.

Interest Expense, net

Interest expense, net, decreased by approximately $0.7 million for the nine months ended June 30, 2026 as compared to the nine months ended June 30, 2025 due to lower average debt balances.

Results of Operations by Segment for the Three Months Ended June 30, 2026 and 2025

	For the Three Months Ended June 30, 2026							For the Three Months Ended June 30, 2025
	Retail-	Retail-	Flooring	Steel	Corporate	I/C		Retail-	Retail-	Flooring	Steel	Corporate	I/C
	Entertainment	Flooring	Manufacturing	Manufacturing	& Other	Eliminations	Total	Entertainment	Flooring	Manufacturing	Manufacturing	& Other	Eliminations	Total
Revenue	$21,426	$21,434	$31,813	$36,271	$6	$(2,039)	$108,911	$19,017	$30,373	$30,959	$33,793	$8	$(1,620)	$112,530
Cost of Revenue	9,138	13,475	23,614	27,355	3	(1,770)	71,815	8,092	19,604	22,413	26,012	3	(1,881)	74,243
Gross Profit	12,288	7,959	8,199	8,916	3	(269)	37,096	10,925	10,769	8,546	7,781	5	261	38,287
General and Administrative Expense	8,958	11,026	1,975	4,884	869	(125)	27,587	8,444	11,533	2,153	5,342	(8)	(1,189)	26,275
Selling and Marketing Expense	230	113	3,703	172	8	—	4,226	164	(31)	3,717	154	5	—	4,009
Operating Income (Loss)	$3,100	$(3,180)	$2,521	$3,860	$(874)	$(144)	$5,283	$2,317	$(733)	$2,676	$2,285	$8	$1,450	$8,003

Retail-Entertainment Segment

Retail-Entertainment segment revenue for the quarter ended June 30, 2026 was $21.4 million, an increase of approximately $2.4 million, or 12.7%, compared to $19.0 million in the prior-year period. Revenue growth was driven by strong consumer demand across all product lines. Gross margin was unchanged at 57.4%. Operating income for the quarter ended June 30, 2026 was $3.1 million compared to $2.3 million in the prior-year period. The increase in operating income was primarily driven by the segment's revenue growth.

Retail-Flooring Segment

Retail-Flooring segment revenue for the quarter ended June 30, 2026 was $21.4 million, a decrease of approximately $9.0 million, or 29.4%, compared to $30.4 million in the prior-year period. The decline was primarily driven by lower retail and contractor sales due to the continued headwinds in the new-home construction and home-refurbishment markets. Gross margin increased to 37.1%, compared to 35.5% in the prior-year period, reflecting a more favorable sales mix. Operating loss for the quarter ended June 30, 2026 was $3.2 million, compared to an operating loss of $0.7 million in the prior-year period. The increase in operating loss was driven primarily by lower revenue, partially offset by lower general and administrative expenses resulting from cost-reduction initiatives.

Flooring Manufacturing Segment

Flooring Manufacturing segment revenue for the quarter ended June 30, 2026 was $31.8 million, an increase of approximately $0.8 million, or 2.8%, compared to $31.0 million in the prior-year period. Flooring Manufacturing segment revenue, net of intercompany eliminations, increased approximately $1.1 million compared to the prior-year period. Gross margin decreased to 25.8%, compared to 27.6% in the prior-year period, primarily due to increased raw material and other input costs. Operating income for the quarter ended June 30, 2026 was $2.5 million, compared to $2.7 million for the prior-year period. The decrease was primarily driven by reduced gross margins, partially offset by lower operating expenses resulting from cost reduction initiatives.

Steel Manufacturing Segment

Steel Manufacturing segment revenue for the quarter ended June 30, 2026 was $36.3 million, an increase of approximately $2.5 million, or 7.3%, compared to $33.8 million in the prior-year period. The increase was primarily driven by higher sales volumes in the fabricated, hardened wear, and tool and die businesses, partially offset by lower revenue in the metal forming, assembly, and finishing solutions business. Steel Manufacturing segment revenue, net of intercompany eliminations, increased approximately $1.8 million compared to the prior-year period. Gross margin was 24.6%, compared to 23.0% in the prior-year period, reflecting a more favorable sales mix. Operating income was $3.9 million for the quarter ended June 30, 2026 compared to operating income of $2.3 million in the prior-year period. The increase was primarily driven by improved gross profit and lower operating expenses resulting from cost reduction initiatives.

Corporate and Other Segment

Corporate and Other segment operating loss for the quarter ended June 30, 2026 was $0.9 million compared to operating income of $8,000 in the prior-year period.  The change in operating loss is due to the reallocation of certain costs in the prior-year period.

Results of Operations by Segment for the Nine Months Ended June 30, 2026 and 2025

	For the Nine Months Ended June 30, 2026							For the Nine Months Ended June 30, 2025
	Retail-	Retail-	Flooring	Steel	Corporate	I/C		Retail-	Retail-	Flooring	Steel	Corporate	I/C
	Entertainment	Flooring	Manufacturing	Manufacturing	& Other	Eliminations	Total	Entertainment	Flooring	Manufacturing	Manufacturing	& Other	Eliminations	Total
Revenue	$66,252	$66,969	$90,958	$100,679	$17	$(4,521)	$320,354	$58,758	$89,519	$91,596	$98,569	$70	$(7,461)	$331,051
Cost of Revenue	28,110	43,930	67,401	78,218	11	(4,345)	213,325	24,881	57,533	68,498	78,192	10	(6,860)	222,254
Gross Profit	38,142	23,039	23,557	22,461	6	(176)	107,029	33,877	31,986	23,098	20,377	60	(601)	108,797
General and Administrative Expense	26,456	33,669	5,477	14,172	2,982	354	83,110	25,179	37,326	6,116	14,300	2,935	(1,189)	84,667
Selling and Marketing Expense	604	837	11,264	455	21	—	13,181	475	309	12,068	404	17	—	13,273
Impairment Expense	—	—	—	4,013	—	—	4,013	—	—	—	—	—	—	—
Operating Income (Loss)	$11,082	$(11,467)	$6,816	$3,821	$(2,997)	$(530)	$6,725	$8,223	$(5,649)	$4,914	$5,673	$(2,892)	$588	$10,857

Retail-Entertainment Segment

Retail-Entertainment segment revenue for the nine months ended June 30, 2026 was $66.3 million, an increase of approximately $7.5 million, or 12.8%, compared to $58.8 million in the prior-year period. The increase was driven by strong consumer demand across all product lines. Gross margin for the nine months ended June 30, 2026 was 57.6%, essentially flat compared to 57.7% in the prior-year period. Operating income for the nine months ended June 30, 2026 was $11.1 million compared to $8.2 million in the prior-year period. The increase in operating income was primarily driven by the segment's revenue growth.

Retail-Flooring Segment

Retail-Flooring segment revenue for the nine months ended June 30, 2026 was $67.0 million, a decrease of approximately $22.6 million, or 25.2%, compared to $89.5 million in the prior-year period. The decline was primarily driven by lower retail and contractor sales due to the continued headwinds in the new-home construction and home-refurbishment markets. Gross margin for the nine months ended June 30, 2026 was 34.4%, compared to 35.7% in the prior-year period. The decline in gross margin was primarily due to a less favorable overall product mix. Operating loss for the nine months ended June 30, 2026 was $11.5 million, compared to an operating loss of $5.6 million in the prior-year period. The increase in operating loss was driven primarily by lower revenue, partially offset by reduced operating expenses resulting from cost-reduction initiatives.

Flooring Manufacturing Segment

Flooring Manufacturing segment revenue for the nine months ended June 30, 2026 was $91.0 million, a decrease of approximately $0.6 million, or 0.7%, compared to $91.6 million in the prior-year period. The decline reflected lower intercompany sales to the Retail-Flooring segment as demand in the new-home construction and home-refurbishment markets remained soft. Flooring Manufacturing segment revenue, net of intercompany eliminations, increased approximately $2.3 million compared to the prior‑year period. Gross margin for the nine months ended June 30, 2026 increased to 25.9% from 25.2% in the prior‑year period, primarily due to improved manufacturing efficiency. Operating income for the nine months ended June 30, 2026, was $6.8 million, an increase of 38.7%, compared to $4.9 million for the prior-year period. The improvement in operating income reflects the combined impact of higher gross margins and the ongoing benefits of cost‑reduction actions.

Steel Manufacturing Segment

Steel Manufacturing segment revenue for the nine months ended June 30, 2026 was $100.7 million, an increase of approximately $2.1 million, or 2.1%, compared to $98.6 million in the prior-year period. The increase in revenue was primarily driven by higher sales volumes in the fabricated, hardened wear, and tool and die businesses, partially offset by lower revenue in the metal forming, assembly, and finishing solutions business. Gross margin increased to 22.3% for the nine months ended June 30, 2026, compared to 20.7% for the prior-year period. The increase in gross margin was primarily due to a more favorable sales mix. Operating income for the nine months ended June 30, 2026 was $3.8 million, compared to $5.7 million in the prior-year period, a decrease of approximately $1.9 million primarily attributable to a non-cash goodwill impairment charge of approximately $4.0 million related to PMW, partially offset by higher gross profit.

Corporate and Other Segment

Corporate and Other segment operating loss was $3.0 million and $2.9 million for the nine months ended June 30, 2026, and 2025, respectively.

Adjusted EBITDA Reconciliation

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three and nine months ended June 30, 2026 and 2025 (in 000's):

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income (loss)	$(1,058)	$5,388	$(3,570)	$21,746
Depreciation and amortization	3,834	4,547	11,679	13,362
Stock-based compensation	50	50	150	150
Interest expense, net	3,835	3,854	11,288	11,949
Income tax expense (benefit)	2,444	2,067	272	7,385
Gain on extinguishment of debt	—	—	—	(713)
Gain on modification of seller note	—	—	—	(22,784)
Gain on settlement of earnout liability	—	—	—	(2,840)
Gain on settlement of holdback	—	(1,282)	—	(1,186)
Gain on receipt of ERC credits	—	(1,469)	(1,400)	(1,824)
Impairment of goodwill	—	—	4,013	—
Debt acquisition costs	—	—	59	—
Acquisition costs	193	—	193	—
Other non-recurring charges	—	33	284	134
Adjusted EBITDA	$9,298	$13,188	$22,968	$25,379

Adjusted EBITDA for the quarter ended June 30, 2026 was approximately $9.3 million, a decrease of approximately $3.9 million, or 29.5%, compared to the prior-year period. The decrease is primarily due to a decrease in revenue, as discussed above.

Adjusted EBITDA for the nine months ended June 30, 2026 was approximately $23.0 million, a decrease of approximately $2.4 million, or 9.5%, compared to the prior-year period. The decrease is primarily due to a decrease in revenue, as discussed above.

Liquidity and Capital Resources

As of June 30, 2026, we had total cash on hand of approximately $10.9 million and approximately $28.9 million of available borrowing under our revolving credit facilities. As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature, and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

As discussed in Note 9, PMW was in default under its Revolving Credit Facility and related M&E Loan with Fifth Third Bank as of June 30, 2026. On July 19, 2026, PMW and Fifth Third entered into the Sixth Amendment, which extended forbearance through August 19, 2026, subject to PMW satisfying certain deliverables established by Fifth Third during the forbearance period (see Note 18). PMW’s ability to meet these deliverables or otherwise repay or refinance the obligations by August 19, 2026 remains uncertain. As of June 30, 2026 and September 30, 2025, the outstanding balance on the Fifth Third Revolver was approximately $7.6 million and $7.2 million, respectively, and the balance on the Fifth Third M&E Loan was approximately $3.0 million and $3.6 million, respectively. Given the Company’s consolidated cash position and available borrowing capacity under its other revolving credit facilities as of June 30, 2026, the Company does not believe that any acceleration or enforcement action by Fifth Third with respect to the PMW Revolving Credit Facility and related M&E Loan, including a potential sale or loss of PMW, would be material to the Company or the Company’s overall liquidity.

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

Working Capital

We had working capital of approximately $45.5 million as of June 30, 2026, as compared to working capital of approximately $62.1 million as of September 30, 2025; a decrease of approximately $16.6 million. The decrease in working capital was primarily driven by an aggregate increase in current liabilities of approximately $18.0 million, reflecting reductions in income taxes payable, accounts payable, and the current portion of long‑term debt. In addition, current assets increased by approximately $1.4 million, driven by higher cash balances and increases in prepaids and other current assets.

Cash Flows from Operating Activities

The Company’s cash, as of June 30, 2026, was approximately $10.9 million compared to approximately $8.8 million as of September 30, 2025, an increase of approximately $2.1 million. Net cash provided by operations was approximately $14.7 million and $21.9 million for the nine months ended June 30, 2026 and 2025, respectively. The decrease in net cash provided by operating activities was primarily driven by an unfavorable change in deferred income taxes and lower cash collections on trade receivables compared to the prior period’s unusually strong collections. Operating cash flows were also affected by higher inventory levels during the current period. These impacts were partially offset by favorable changes in accrued liabilities and accounts payable driven by the timing of obligations and vendor payments.

Our primary sources of cash inflows are from customer receipts from sales on account and factored accounts receivable proceeds. Our most significant cash outflows include payments for raw materials and general operating expenses, including payroll costs and general and administrative expenses that typically occur within close proximity of expense recognition.

Cash Flows from Investing Activities

Our cash flows used in investing activities of approximately $5.5 million and $5.8 million for the nine months ended June 30, 2026 and June 30, 2025, respectively, and consisted of purchases of property and equipment.

Cash Flows from Financing Activities

Our cash flows used in financing activities of approximately $7.0 million during the nine months ended June 30, 2026 consisted of payments on notes payable of approximately $10.0 million, net borrowings under revolver loans of approximately $3.2 million, payments for finance leases of approximately $3.0 million, payments for debt issuance costs of approximately $0.9 million, and payments on related party seller notes of approximately $0.2 million, partially offset by proceeds from the issuance of notes payable of approximately $9.8 million and net borrowings under related party revolver loans of approximately $0.4 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2026, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We do not believe we are subject to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures. We carried out an evaluation, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, as of June 30, 2026, we concluded that the Company's disclosure, controls, and procedures were effective.

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

Our management assessed the design and effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, as of June 30, 2026, our management concluded that our internal controls over financial reporting were effective.

There were no changes in our internal control over financial reporting that occurred during the nine months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

The information in response to this item is included in Note 16, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q. Please also refer to “Item 3. Legal Proceedings” in our 2025 Form 10-K for information regarding material pending legal proceedings. Except as set forth herein and therein, there have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.

ITEM 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in the 2025 Form 10-K risk factors that materially affect our business, financial condition or results of operations, and disclosed more recent events relevant to our business under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. You should carefully consider the risk factors set forth in the 2025 Form 10-K and the other information set forth under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this quarterly report. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Since the filing of our 2025 Form 10-K, the following additions have been made to the risk factors previously disclosed.

Risks Related to Indebtedness of Our Subsidiary, Precision Metal Works

Precision Metal Works, Inc. (“PMW”), our wholly-owned subsidiary, is party to a Credit and Security Agreement (the “Credit Agreement”) with Fifth Third Bank, National Association (“Fifth Third”), pursuant to which approximately $10.6 million in principal is currently outstanding. The maturity date of the loan was July 19, 2026.  During the three months ended March 31, 2026, the Company determined that PMW was in default of the Fixed Charge Coverage Ratio (“FCCR”) covenant under the Credit Agreement, at which time Fifth Third agreed to forbear from exercising its rights and remedies through June 15, 2026, which forbearance subsequently was extended through August 19, 2026. The FCCR default was not a default on any payment obligations to Fifth Third under the Credit Agreement, as PMW has made, and continues to make, all payments on the Fifth Third Facility.

The default does not (and cannot) trigger any cross-default or cross-acceleration provision under any other credit facility of the Company or any of its other subsidiaries.  Accordingly, Fifth Third’s potentially available rights and remedies — including any potential right to declare the outstanding balance immediately due and payable or to foreclose on PMW’s assets — are limited solely to PMW and its assets.  Fifth Third has no contractual recourse to the assets of Live Ventures or any of its other subsidiaries.

The forbearance period has been extended through August 19, 2026, and PMW has not refinanced the obligations. PMW and the Company are currently evaluating financing terms with a prospective replacement lender; however, there can be no assurance that a definitive agreement on acceptable terms will be entered. During the term of the in-place forbearance agreement, Fifth Third is contractually precluded from exercising any of its potential contractual rights and remedies against PMW, including declaring all of PMW’s outstanding obligations immediately due and payable, foreclosing upon PMW’s collateral securing the Credit Agreement, which includes substantially all of PMW’s assets, or pursuing any other remedies available under the Credit Agreement or applicable law.

If Fifth Third elects not to extend the in-place forbearance agreement, it could accelerate the indebtedness or enforce remedies against PMW’s assets. Were that to occur and PMW not to refinance its obligations to Fifth Third under the Credit Agreement, PMW may be unable to continue operations, which could result in a non-cash impairment of our investment in PMW. However, given PMW's current operating losses, the elimination of PMW's operations would not be expected to have a material adverse effect on the Company's consolidated net earnings. .  Alternatively, we could determine to continue to provide financial support to PMW, which provision of support could adversely affect our liquidity. There can be no assurance that PMW will be able to negotiate a further forbearance (if required), obtain replacement financing on acceptable terms or at all, or otherwise resolve its default status with Fifth Third, and the failure to do so could have an adverse effect on the business, financial condition, and results of operations of PMW, but not a material adverse effect on the Company, on a consolidated basis .

Our subsidiary, Precision Metal Works, Inc., is currently in default under its credit facility, and the lender’s forbearance period has expired, which could result in acceleration of the outstanding indebtedness or enforcement of remedies against PMW’s assets.

Precision Metal Works, Inc. (“PMW”), our wholly-owned subsidiary, is party to a Credit and Security Agreement with Fifth Third Bank, National Association (“Fifth Third”), pursuant to which approximately $10.6 million in principal is outstanding as of June 30, 2026. The maturity date of the loan was July 19, 2026.  During the three months ended March 31, 2026, the Company determined that PMW was in default of the Fixed Charge Coverage Ratio (“FCCR”) covenant under the credit agreement governing its Credit Agreement, at which time Fifth Third agreed to forbear from exercising its rights and remedies through June 15, 2026, which forbearance subsequently was extended through August 19, 2026. The FCCR default was not a default on any payment obligations to Fifth Third under the Credit Agreement, as PMW has made, and continues to make, all payments on the Fifth Third Facility.

The default does not (and cannot) trigger any cross-default or cross-acceleration provision under any other credit facility of the Company or any of its other subsidiaries.  Accordingly, Fifth Third’s potentially available rights and remedies — including any potential right to declare the outstanding balance immediately due and payable or to foreclose on PMW’s assets — are limited solely to PMW and its assets.  Fifth Third has no contractual recourse to the assets of Live Ventures or any of its other subsidiaries.

The forbearance period has been extended through August 19, 2026, and PMW has not refinanced the obligations. PMW and the Company are currently evaluating financing terms with a prospective replacement lender; however, there can be no assurance that a definitive agreement on acceptable terms will be entered. During the term of the in-place forbearance agreement, Fifth Third is contractually precluded from exercising any of its potential contractual rights and remedies against PMW, including declaring all of PMW’s outstanding obligations immediately due and payable, foreclosing upon PMW’s collateral securing the Credit Agreement, which includes substantially all of PMW’s assets, or pursuing any other remedies available under the Credit and Security Agreement or applicable law.

If Fifth Third elects not to extend the in-place forbearance agreement, it could accelerate the indebtedness or enforce remedies against PMW’s assets. Were that to occur and PMW not to refinance its obligations to Fifth Third under the Credit Agreement, PMW may be unable to continue operations, which could result in a non-cash impairment of our investment in PMW. However, given PMW's current operating losses, the elimination of PMW's operations would not be expected to have a material adverse effect on the Company's consolidated net earnings.  Alternatively, we could determine to continue to provide financial support to PMW, which provision of support could adversely affect our liquidity. There can be no assurance that PMW will be able to negotiate a further forbearance, obtain replacement financing on acceptable terms or at all, or otherwise resolve its default status with Fifth Third, and the failure to do so could have an adverse effect on the business, financial condition, and results of operations of PMW, but not a material adverse effect on the Company, on a consolidated basis.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 4, 2024, the Company announced a $10 million common stock repurchase program, which was amended on June 2, 2025 to extend its term through May 31, 2028, unless extended, canceled, or modified by the Company's Board of Directors. During the nine months ended June 30, 2026, the Company made no repurchases. As of June 30, 2026, the maximum amount that may be purchased by the Company under the announced Plan was approximately $9.5 million.

ITEM 3. Defaults Upon Senior Securities

As discussed in Note 9, PMW was in default under its Revolving Credit Facility and related M&E Loan with Fifth Third Bank as of June 30, 2026. On July 19, 2026, PMW and Fifth Third entered into the Sixth Amendment, which extended forbearance through August 19, 2026, subject to PMW satisfying certain deliverables established by Fifth Third during the forbearance period (see Note 18). PMW’s ability to meet these deliverables or otherwise repay or refinance the obligations by August 19, 2026 remains uncertain. As of June 30, 2026 and September 30, 2025, the outstanding balance on the Fifth Third Revolver was approximately $7.6 million and $7.2 million, respectively, and the balance on the Fifth Third M&E Loan was approximately $3.0 million and $3.6 million, respectively. Given the Company’s consolidated cash position and available borrowing capacity under its other credit facilities as of June 30, 2026, the Company does not believe that any acceleration or enforcement action by Fifth Third with respect to the PMW Revolving Credit Facility and related M&E Loan would be material to the Company or the Company’s overall liquidity.

 ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Quarterly Report.

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1		Amended and Restated Articles of Incorporation	8-K	001-33937	3.1	08/15/07
3.2		Certificate of Change	8-K	001-33937	3.1	09/07/10
3.3		Certificate of Correction	8-K	001-33937	3.1	03/11/13
3.4		Certificate of Change	10-Q	001-33937	3.1	02/14/14
3.5		Articles of Merger	8-K	001-33937	3.1.4	10/08/15
3.6		Certificate of Change	8-K	001-33937	3.1.5	11/25/16
3.7		Certificate of Designation for Series B Convertible Preferred Stock filed with Secretary of State for the State of Nevada on December 23, 2016, and effective as of December 27, 2016	10-K	001-33937	3.1.6	12/29/16
3.8		Bylaws	10-Q	001-33937	3.8	08/14/18
10.147	*	Loan Modification Agreement to Subordinated Promissory Note, dated January 18, 2023, issued by Live Ventures Incorporated in favor of Spriggs Investments LLC, dated July 6, 2026.
10.148	*	Twenty-Third Amendment to Loan and Security Agreement and Consent dated July 22, 2026 by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., and Bank of America, N.A.
10.149	*	Sixth Amendment to Credit and Security Agreement by and among Precision Metal Works and PMW Affiliated Holdings, Inc. and Fifth Third Bank, National Association, dated as of July 19, 2026.
31.1	*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

_________________________

*	Filed herewith
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Ventures Incorporated

Dated: August 13, 2026	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2026	/s/ David Verret
Chief Financial Officer
(Principal Financial Officer)